Form 10-Q
period 2014-09-30
DELTA AIR LINES INC /DE/
filed 2014-10-24
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2014:
Common Stock, $0.0001 par value - 836,941,362 shares outstanding
This document is also available through our website at http://www.delta.com/about_delta/investor_relations.

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

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,510	$2,844
Short-term investments	1,852	959
Restricted cash, cash equivalents and short-term investments	149	122
Accounts receivable, net of an allowance for uncollectible accounts of $20 and $23 at September 30, 2014 and December 31, 2013, respectively	2,135	1,609
Fuel inventory	602	706
Expendable parts and supplies inventories, net of an allowance for obsolescence of $113 and $118 at September 30, 2014 and December 31, 2013, respectively	340	357
Deferred income taxes, net	2,187	1,736
Prepaid expenses and other	1,220	1,318
Total current assets	10,995	9,651
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $8,959 and $7,792 at September 30, 2014 and December 31, 2013, respectively	21,722	21,854
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $782 and $738 at September 30, 2014 and December 31, 2013, respectively	4,614	4,658
Deferred income taxes, net	3,696	4,992
Other noncurrent assets	1,119	1,303
Total other assets	19,223	20,747
Total assets	$51,940	$52,252
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,169	$1,547
Air traffic liability	4,992	4,122
Accounts payable	2,577	2,300
Accrued salaries and related benefits	2,299	1,926
Frequent flyer deferred revenue	1,584	1,861
Taxes payable	687	673
Fuel card obligation	603	602
Other accrued liabilities	902	1,121
Total current liabilities	14,813	14,152
Noncurrent Liabilities:
Long-term debt and capital leases	8,970	9,795
Pension, postretirement and related benefits	11,529	12,392
Frequent flyer deferred revenue	2,386	2,559
Other noncurrent liabilities	1,946	1,711
Total noncurrent liabilities	24,831	26,457
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 856,710,375 and 869,484,981 shares issued at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	13,464	13,982
Retained earnings	4,244	3,049
Accumulated other comprehensive loss	(5,100)	(5,130)
Treasury stock, at cost, 19,769,013 and 18,041,848 shares at September 30, 2014 and December 31, 2013, respectively	(312)	(258)
Total stockholders' equity	12,296	11,643
Total liabilities and stockholders' equity	$51,940	$52,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Operating Revenue:
Passenger:
Mainline	$8,144	$7,566	$21,950	$20,222
Regional carriers	1,632	1,688	4,769	4,846
Total passenger revenue	9,776	9,254	26,719	25,068
Cargo	244	229	691	699
Other	1,158	1,007	3,305	2,930
Total operating revenue	11,178	10,490	30,715	28,697

Operating Expense:
Aircraft fuel and related taxes	2,952	2,291	7,612	7,175
Salaries and related costs	2,069	1,976	6,084	5,809
Regional carrier expense	1,353	1,459	4,033	4,302
Aircraft maintenance materials and outside repairs	440	474	1,354	1,437
Depreciation and amortization	440	418	1,333	1,238
Contracted services	459	429	1,326	1,239
Passenger commissions and other selling expenses	476	447	1,289	1,212
Landing fees and other rents	393	378	1,089	1,060
Profit sharing	384	249	823	387
Passenger service	227	214	615	575
Aircraft rent	65	47	172	162
Restructuring and other items	570	106	649	242
Other	515	439	1,302	1,160
Total operating expense	10,343	8,927	27,681	25,998

Operating Income	835	1,563	3,034	2,699

Other (Expense) Income:
Interest expense, net	(140)	(176)	(460)	(526)
Amortization of debt discount, net	(14)	(37)	(53)	(120)
Loss on extinguishment of debt	(134)	—	(263)	—
Miscellaneous, net	32	13	(46)	(1)
Total other expense, net	(256)	(200)	(822)	(647)

Income Before Income Taxes	579	1,363	2,212	2,052

Income Tax (Provision) Benefit	(222)	6	(841)	9

Net Income	$357	$1,369	$1,371	$2,061

Basic Earnings Per Share	$0.43	$1.61	$1.63	$2.42
Diluted Earnings Per Share	$0.42	$1.59	$1.61	$2.40
Cash Dividends Declared Per Share	$0.09	$0.06	$0.21	$0.06

Comprehensive Income	$394	$1,376	$1,401	$2,314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2014	2013
Net Cash Provided by Operating Activities	$4,365	$3,373

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,179)	(1,276)
Ground property and equipment, including technology	(410)	(340)
Purchase of Virgin Atlantic shares	—	(360)
Purchase of short-term investments	(1,642)	(719)
Redemption of short-term investments	748	869
Other, net	58	18
Net cash used in investing activities	(2,425)	(1,808)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,485)	(968)
Repurchase of common stock	(600)	(93)
Cash dividends	(176)	(51)
Proceeds from long-term obligations	980	68
Fuel card obligation	1	90
Other, net	6	(9)
Net cash used in financing activities	(2,274)	(963)

Net (Decrease) Increase in Cash and Cash Equivalents	(334)	602
Cash and cash equivalents at beginning of period	2,844	2,416
Cash and cash equivalents at end of period	$2,510	$3,018

Non-Cash Transactions:
Flight equipment under capital leases	$28	$—
SkyMiles used pursuant to advance purchase under American Express Agreements	—	250
Build-to-suit leased facilities	6	103

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three and nine months ended September 30, 2014 and September 30, 2013 are not necessarily indicative of operating results for the entire year.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

NOTE 2. OIL REFINERY

Fuel expense is our single largest expense. In recent years, global demand for jet fuel and related products has increased while jet fuel refining capacity has decreased in the United States (particularly in the Northeast), resulting in increases in the refining margin reflected in the prices we paid for jet fuel. In June 2012, we purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we pay.

Refinery Operations and Strategic Agreements

The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange gas and diesel the refinery produces for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2014 was $1.4 billion and $3.9 billion, respectively, compared to $1.5 billion and $4.2 billion during the three and nine months ended September 30, 2013, respectively. A multi-year product exchange agreement with a significant counterparty, BP Products North America, Inc., was terminated early effective July 1, 2014, and replaced with another counterparty.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2014
Operating revenue:	$11,114	$1,836			$11,178
Sales to airline segment			$(345)	(1)
Exchanged products			(1,393)	(2)
Sales of refined products to third parties			(34)	(3)
Operating income(4)	816	19	—		835
Interest expense, net	140	—	—		140
Depreciation and amortization	433	7	—		440
Total assets, end of period	50,648	1,292	—		51,940
Capital expenditures	449	8	—		457
Three Months Ended September 30, 2013
Operating revenue:	$10,490	$1,892			$10,490
Sales to airline segment			$(320)	(1)
Exchanged products			(1,504)	(2)
Sales of refined products to third parties			(68)	(3)
Operating income(4)	1,560	3	—		1,563
Interest expense, net	176	—	—		176
Depreciation and amortization	413	5	—		418
Total assets, end of period	44,823	1,174	—		45,997
Capital expenditures	618	13	—		631

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2014
Operating revenue:	$30,651	$5,317			$30,715
Sales to airline segment			$(981)	(1)
Exchanged products			(3,920)	(2)
Sales of refined products to third parties			(352)	(3)
Operating income (loss)(4)	3,043	(9)	—		3,034
Interest expense, net	460	—	—		460
Depreciation and amortization	1,315	18	—		1,333
Capital expenditures	1,552	37	—		1,589
Nine Months Ended September 30, 2013
Operating revenue:	$28,697	$5,487			$28,697
Sales to airline segment			$(927)	(1)
Exchanged products			(4,172)	(2)
Sales of refined products to third parties			(388)	(3)
Operating income (loss)(4)	2,769	(70)	—		2,699
Interest expense, net	526	—	—		526
Depreciation and amortization	1,225	13	—		1,238
Capital expenditures	1,591	25	—		1,616

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2014	Level 1	Level 2
Cash equivalents	$1,700	$1,700	$—
Short-term investments
U.S. government and agency securities	619	503	116
Asset- and mortgage-backed securities	368	—	368
Corporate obligations	841	—	841
Other fixed income securities	24	—	24
Restricted cash equivalents and investments	128	128	—
Long-term investments	115	86	29
Hedge derivatives, net
Fuel hedge contracts	(63)	67	(130)
Interest rate contracts	(14)	—	(14)
Foreign currency exchange contracts	184	—	184

(in millions)	December 31, 2013	Level 1	Level 2
Cash equivalents	$2,487	$2,487	$—
Short-term investments
U.S. government securities	959	959	—
Restricted cash equivalents and investments	118	118	—
Long-term investments	109	80	29
Hedge derivatives, net
Fuel hedge contracts	314	16	298
Interest rate contracts	(67)	—	(67)
Foreign currency exchange contracts	257	—	257

Cash equivalents and restricted cash equivalents and investments. Cash equivalents generally consist of money market funds. Restricted cash equivalents and investments primarily support letters of credit that relate to certain projected self-insurance obligations and airport commitments and generally consist of money market funds and time deposits. These investments are recorded at cost, which approximates fair value. Fair value is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Short-term investments. Short-term investments generally consist of U.S. Treasury securities, U.S. government agency securities, asset and mortgage-backed securities, corporate obligations and other fixed income securities. The Treasury securities designated as held-to-maturity are recorded at cost, which approximates fair value, while those that are designated as available-for-sale are valued based on quoted market prices. The fair values of our U.S. government agency securities, asset- and mortgage-backed securities, corporate obligations, and other fixed term securities are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted interest rates, benchmark curves, credit ratings of the security and other observable information.

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

•
Fuel contracts. Our fuel hedge portfolio consists of call options, put options, swaps and futures. The products underlying the hedge contracts include crude oil, diesel fuel and jet fuel as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 11% to 24% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest rate contracts. Our interest rate derivatives consist of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign currency exchange contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 4. SHORT-TERM INVESTMENTS

During the September quarter, we modified our approach to managing short-term investments by investing $1.5 billion of cash reserves in externally managed investment accounts. These new investments are comprised of U.S. government and agency securities, asset- and mortgage-backed securities, corporate obligations and other fixed term securities. The new approach is expected to generate a greater return on our liquidity with a low level of risk due to diversification.

Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be used to support our short-term liquidity needs. All short-term investments are classified as either available-for-sale or held-to-maturity and realized gains and losses are recorded using the specific identification method.

Maturities for short-term investments

The estimated fair values of short-term investments, which approximate cost at September 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(in millions)	Available-For-Sale	Held-To-Maturity
September 30, 2014
Due in one year or less	$198	$479
Due after one year through three years	900	—
Due after three years through five years	199	—
Due after five years	76	—
Total	$1,373	$479

NOTE 5. DERIVATIVES

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

We do not designate our fuel derivative contracts as accounting hedges. We record changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark-to-market adjustments ("MTM adjustments"). MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. During the three months ended September 30, 2014 and 2013, we recorded a $238 million fuel hedge loss and a $337 million fuel hedge gain, respectively. During the nine months ended September 30, 2014 and 2013, we recorded a $63 million fuel hedge loss and a $336 million fuel hedge gain, respectively.

Hedge Position as of September 30, 2014

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contract (fair value hedge)	$416	U.S. dollars	August 2022	4	—	—	(18)	(14)
Foreign currency exchange contracts	88,163	Japanese yen	April 2017	142	42	—	—	184
	426	Canadian dollars
Not designated as hedges
Fuel hedge contracts	5,500	gallons - crude oil, diesel and jet fuel	January 2016	378	9	(426)	(24)	(63)
Total derivative contracts				$524	$51	$(426)	$(42)	$107

Hedge Position as of December 31, 2013

(in millions)	Notional Balance		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
Designated as hedges
Interest rate contracts (cash flow hedges)	$477	U.S. dollars	May 2019	$—	$—	$(17)	$(26)	$(43)
Interest rate contract (fair value hedge)	$445	U.S. dollars	August 2022	—	—	(2)	(22)	(24)
Foreign currency exchange contracts	120,915	Japanese yen	August 2016	157	100	—	—	257
	438	Canadian dollars
Not designated as hedges
Fuel hedge contracts	5,318	gallons - crude oil, diesel and jet fuel	March 2015	428	29	(127)	(16)	314
Total derivative contracts				$585	$129	$(146)	$(64)	$504

Interest Rate Risk

During the three months ended September 30, 2014, we terminated our remaining interest rate swap agreements designated as cash flow hedges in connection with the extinguishment of the underlying debt. These interest rate swap agreements had an aggregate notional amount of $231 million at the date of termination.

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
September 30, 2014
Net derivative contracts	$215	$46	$(117)	$(37)	$107
December 31, 2013
Net derivative contracts	$456	$116	$(19)	$(49)	$504

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2014	2013	2014	2013
Three Months Ended September 30,
Interest rates contracts	$(12)	$—	$15	$3
Foreign currency exchange contracts	47	55	38	(71)
Total designated	$35	$55	$53	$(68)
Nine Months Ended September 30,
Interest rates contracts	$(31)	$—	$38	$24
Foreign currency exchange contracts	118	100	(73)	70
Total designated	$87	$100	$(35)	$94

As of September 30, 2014, we have recorded $142 million of gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted net margin of $2 million as of September 30, 2014 and received net margin of $65 million as of December 31, 2013, respectively. Margin received is recorded in accounts payable and margin posted is recorded in prepaid expenses and other.

NOTE 6. LONG-TERM DEBT

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

(in millions)	September 30, 2014	December 31, 2013
Total debt at par value	$9,804	$11,228
Unamortized discount, net	(101)	(383)
Net carrying amount	$9,703	$10,845
Fair value	$10,200	$11,600

Debt Extinguishment

During the three and nine months ended September 30, 2014, we extinguished $725 million and $1.6 billion, respectively, of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses on extinguishment of debt for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The losses also included premiums paid to retire the debt. During the three and nine months ended September 30, 2014, we recorded losses of $134 million and $263 million, respectively, in connection with the early extinguishment of debt obligations. The losses primarily relate to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Aircraft Financings

During the three months ended September 30, 2014, we entered into financing arrangements to borrow $707 million, which are secured by 20 aircraft. These loans bear interest at a variable rate equal to LIBOR plus a specified margin and mature between 2018 and 2026.

Covenants

We were in compliance with the covenants in our financing agreements at September 30, 2014.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At September 30, 2014, future aircraft purchase commitments totaled approximately $8.5 billion and included 73 B-737-900ER, 45 A321-200, 18 B-787-8, 6 CRJ-900, and 10 A330-300 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Three months ending December 31, 2014	$200
2015	1,355
2016	1,730
2017	1,500
2018	1,035
Thereafter	2,700
Total	$8,520

We also have agreements with Southwest Airlines and The Boeing Company to lease an additional 43 B-717-200 aircraft, and deliveries will continue through 2015.

Venezuelan Currency Devaluation

As of September 30, 2014, we had $108 million of unrestricted cash on our Consolidated Balance Sheets related to our 2013 and 2014 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been severely limited due to Venezuelan government controls. We have, however, been able to repatriate $74 million related to certain 2013 and 2014 sales during the nine months ended September 30, 2014. Cash related to 2013 sales of $106 million is stated at the official exchange rate of 6.3 bolivars per US dollar. The remaining $2 million is related to our 2014 sales and stated at the SICAD I reference rate of 11.7 bolivars per US dollar. The SICAD I reference rate is a complementary currency auction system that was created by the Venezuelan government in 2013 for purposes of exchanging currency. Until these funds can be repatriated, they are at risk of future devaluations.

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

Part of the unrestricted cash balance is for advance ticket sales for which we have yet to provide services. Due to our repatriation concerns, we reduced service to Venezuela on August 1, 2014 from daily to weekly service. We have refunded 83%, or $22 million, of tickets previously sold for flights to and from Venezuela originally scheduled on or after August 1, 2014 that we did not or will not operate. These refunds are being made in local currency and result in a reduction to our cash balances in Venezuela.

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

Our aircraft and other equipment lease and financing agreements typically contain provisions requiring us, as the lessee or obligor, to indemnify the other parties to those agreements, including certain of those parties' related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or other equipment.

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

Employees Under Collective Bargaining Agreements

At September 30, 2014, we had approximately 79,710 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

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

NOTE 8. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Fleet and other	$574	$106	$653	$242
Severance and related costs	63	—	63	—
Litigation settlement	(67)	—	(67)	—
Total restructuring and other items	$570	$106	$649	$242

Fleet and other. The fleet and other charges for the September 2014 quarter primarily relate to the retirement of the B-747-400 aircraft fleet. During the quarter, we decided to retire the fleet of 16 aircraft over the next four years. As part of the accelerated retirement, we recorded an impairment charge for the owned and capital leased aircraft. This impairment charge was calculated using Level 3 fair value inputs based primarily upon recent market transactions and existing market conditions. Also, we recorded a lease restructuring charge for the three B-747-400 aircraft under operating leases that were retired during the quarter. As part of our ongoing initiative to reduce 50-seat CRJ aircraft, we retired certain CRJ aircraft under operating leases during the quarter and recognized a related lease restructuring charge.

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

Severance and related costs. In June 2014, we announced a voluntary retirement program for eligible U.S. employees. During the September 2014 quarter, voluntary commitments were finalized and we recorded a $63 million charge in connection with this program and other programs related to our restructuring of the Pacific network.

Litigation settlement. In July 2014, we settled outstanding litigation resulting in a favorable settlement of $67 million, which was received in September.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of December 31, 2013	$—	$168
Additional costs and expenses	63	272
Payments	—	(33)
Liability as of September 30, 2014	$63	$407

NOTE 9. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2014	2013	2014	2013
Three Months Ended September 30,
Service cost	$—	$—	$13	$12
Interest cost	232	215	39	36
Expected return on plan assets	(207)	(184)	(21)	(21)
Amortization of prior service credit	—	—	(6)	(7)
Recognized net actuarial loss	33	56	1	6
Net periodic cost	$58	$87	$26	$26
Nine Months Ended September 30,
Service cost	$—	$—	$39	$36
Interest cost	696	645	117	108
Expected return on plan assets	(621)	(552)	(63)	(63)
Amortization of prior service credit	—	—	(20)	(21)
Recognized net actuarial loss	100	167	3	18
Settlements	—	6	—	—
Net periodic cost	$175	$266	$76	$78

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts	Investments	Total(1)
Balance at December 31, 2013	$(5,323)	$219	$(26)	$(5,130)
Changes in value (net of tax effect of $20)	—	33	4	37
Reclassifications into earnings (net of tax effect of $4)(2)	48	(55)	—	(7)
Balance at September 30, 2014	$(5,275)	$197	$(22)	$(5,100)

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(3)	Investments	Total
Balance at December 31, 2012	$(8,304)	$(263)	$(10)	$(8,577)
Changes in value (net of tax effect of $0)	—	194	(9)	185
Reclassifications into earnings (net of tax effect of $0)(2)	168	(100)	—	68
Balance at September 30, 2013	$(8,136)	$(169)	$(19)	(8,324)

(1)
Includes $1.9 billion of deferred income tax expense, primarily related to pension obligations, that will not be recognized in net income until the pension obligations are fully extinguished, which is not expected to occur for at least 25 years.

(2)
Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in salaries and related costs in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts reclassified from AOCI for derivative contracts designated as foreign currency cash flow hedges and interest rate cash flow hedges are recorded in passenger revenue and interest expense, net, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts reclassified from AOCI for investments are recorded in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(3)
Includes $321 million of deferred income tax expense that remained in AOCI until December 2013 when all amounts in AOCI that related to derivative contracts designated as fuel cash flow hedges were recognized in the Consolidated Statement of Operations and Comprehensive Income.

NOTE 11. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income	$357	$1,369	$1,371	$2,061

Basic weighted average shares outstanding	834	851	840	850
Dilutive effect of share-based awards	9	10	9	8
Diluted weighted average shares outstanding	843	861	849	858

Basic earnings per share	$0.43	$1.61	$1.63	$2.42
Diluted earnings per share	$0.42	$1.59	$1.61	$2.40

NOTE 12. DIVIDEND AND SHARE REPURCHASE

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and a $500 million share repurchase program, which was to be completed no later than June 30, 2016. During the June 2014 quarter, we completed this share repurchase authorization.

In May 2014, we announced the next phase of capital returns to shareholders. As part of this phase, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter. Additionally, the Board authorized a new $2 billion share repurchase program to be completed no later than December 31, 2016. Together, the increased dividend program and the new repurchase program are expected to return $2.75 billion to shareholders through 2016. During the three months ended September 30, 2014, we repurchased and retired 6.6 million shares at a cost of $250 million, bringing our total repurchases and retirements under the new program to 9.1 million shares at a cost of $350 million. Including the shares repurchased under the May 2013 share repurchase authorization, we have repurchased and retired 16.4 million shares at a cost of $600 million for the nine months ended September 30, 2014.

On July 25, 2014, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of August 8, 2014. This dividend was paid in August 2014 and totaled $75 million. Including dividend payments in the March 2014 and June 2014 quarters, we have paid $176 million of dividends for the nine months ended September 30, 2014. On October 24, 2014, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of November 7, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2014 Quarter Financial Highlights

Our pre-tax income for the September 2014 quarter was $579 million, representing a $784 million decrease compared to the corresponding prior year period as a result of $1.1 billion of special items charges recorded during the quarter. Excluding these charges, pre-tax income increased $431 million, or 36%, to $1.6 billion primarily driven by higher passenger revenue, lower fuel prices and flat non-fuel unit cost growth.

Revenue. Our passenger revenue increased $522 million, or 6%, compared to the September 2013 quarter due to a 2% increase in passenger mile yield on 4% higher traffic. Passenger revenue per available seat mile ("PRASM") increased 2% on 3% higher capacity. Our ability to maintain revenue momentum was driven by a strong domestic demand environment, higher corporate sales and merchandising initiatives.

Operating Expense. Total operating expense increased $1.4 billion from the September 2013 quarter driven by the special items charges noted above and discussed below. Our consolidated operating cost per available seat mile ("CASM") for the September 2014 quarter increased 12% to 15.69 cents from 13.97 cents in the September 2013 quarter, on a 3% increase in capacity. Non-fuel unit costs ("CASM-Ex," a non-GAAP financial measure) increased 0.3% to 8.66 cents compared to the September 2013 quarter.

The increase in total operating expense is primarily due to special items charges recorded during the quarter, including $570 million of restructuring and other items, primarily related to the early retirement of B-747-400 aircraft associated with our ongoing restructuring of the Pacific network, and $347 million related to unfavorable mark-to-market adjustments on hedges recorded in periods other than the settlement period ("MTM adjustments"). These MTM adjustments primarily offset hedge gains recorded in prior periods.

The increase in our total operating expense also reflects higher profit sharing, higher salaries and related costs and volume-based cost increases driven by the increase in capacity. The increase in profit sharing results from our current expectations for 2014 pre-tax profit. Salaries and related costs are higher primarily due to employee investments.

The non-GAAP financial measures for pre-tax income and CASM-Ex used in this section are defined and reconciled in "Supplemental Information" below.

Company Initiatives

Network Strategy

We are implementing several strategies that are designed to strengthen and expand our global network and presence. These include our investment in and joint venture with Virgin Atlantic, facility improvements at our hubs at LaGuardia and JFK in New York and the restructuring of the Pacific network. As part of the Pacific restructuring initiative, we are realigning our Pacific fleet by removing less efficient B-747-400 aircraft and replacing them with smaller gauge widebody aircraft that we are redeploying from the transatlantic. The smaller gauge aircraft will help better match capacity with demand in the Pacific and improve margin. We have also made a significant investment in developing Seattle as a hub and international gateway, which will provide for convenient access to and from the Pacific.

Maintaining Cost Performance

As part of our ongoing efforts to maintain cost performance, we are focused on keeping the rate of CASM-Ex growth at less than 2% annually. Fleet restructuring is an important component of our cost initiatives and is focused on lowering unit costs while investing in our fleet to enhance the customer experience. We are restructuring our domestic fleet by replacing a significant portion of our 50-seat regional flying with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. During the September 2014 quarter, we took delivery of eight CRJ-900, nine B-717-200 and five B-737-900ER aircraft. We are retiring a significant portion of the 50-seat regional fleet that we lease as part of the fleet restructuring activities. We expect to continue to recognize restructuring charges, representing the remaining obligations under the leases, as we retire the leased aircraft. Although many factors could change over the 50-seat regional fleet restructuring period, we currently estimate that future charges will be between $50 million and $150 million.

For more in-depth discussion regarding our network strategy and maintenance of cost performance, refer to Management's Discussion and Analysis in our Form 10-K.

Increasing Shareholder Value

We continue to focus on cash flow generation with the goal of further strengthening our balance sheet. We finished the September 2014 quarter with $6.4 billion in unrestricted liquidity (consisting of cash, cash equivalents, short-term investments and undrawn revolving credit facilities). During the nine months ended September 30, 2014, we generated $4.4 billion in cash from operating activities, which we used to reduce debt and capital lease obligations by $1.5 billion, fund capital expenditures of $1.6 billion and return $776 million to shareholders, while maintaining a solid liquidity position.

We contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014, including $250 million above the minimum funding requirements. These contributions satisfied the required contributions for our defined benefit plans for 2014 on an accelerated basis.

In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and a $500 million share repurchase program, which was to be completed no later than June 30, 2016. During the June 2014 quarter, we completed this share repurchase authorization.

In May 2014, we announced the next phase of capital returns to shareholders. As part of this phase, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter. Additionally, the Board authorized a new $2 billion share repurchase program to be completed no later than December 31, 2016. Together, the increased dividend program and the new repurchase program are expected to return $2.75 billion to shareholders through 2016. During the three months ended September 30, 2014, we repurchased and retired 6.6 million shares at a cost of $250 million bringing our total repurchases and retirements under the new program to 9.1 million shares at a cost of $350 million. Including the shares repurchased under the May 2013 share repurchase authorization, we have repurchased and retired 16.4 million shares at a cost of $600 million for the nine months ended September 30, 2014.

On July 25, 2014, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of August 8, 2014. This dividend was paid in August 2014 and totaled $75 million. Including dividend payments in the March 2014 and June 2014 quarters, we have paid $176 million of dividends for the nine months ended September 30, 2014. On October 24, 2014, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of November 7, 2014.

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

Fuel Expense, Including Refinery Results

Fuel Expense. Fuel expense is our largest expense, representing 33% of total operating expense in the September 2014 quarter. For the quarter, total fuel expense (including our regional carriers) increased $609 million compared to the same period in 2013. This increase is primarily due to unfavorable changes in MTM adjustments as compared to the prior year quarter and an increase in consumption, partially offset by lower market jet fuel prices and increased profitability at Monroe. Excluding MTM adjustments, our fuel price per gallon, adjusted (a non-GAAP financial measure) for the September 2014 quarter was $2.90 per gallon, compared to $2.97 per gallon in the September 2013 quarter.
Fuel Purchase Cost. The market price per gallon of jet fuel decreased 5% compared to the September 2013 quarter.
Fuel Hedging Program Impact. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. During the September 2014 quarter, our airline segment fuel hedge loss was $284 million. This hedge loss included $347 million of unfavorable MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Excluding these MTM adjustments, we recognized settled hedge gains of $63 million.

Refinery Segment Impact. The refinery primarily produces gasoline, diesel and jet fuel. Under multi-year agreements, we are effectively exchanging the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 148,000 barrels (approximately six million gallons) per day for use in airline operations during the September 2014 quarter. A multi-year product exchange agreement with a significant counterparty, BP Products North America, Inc., was terminated early effective July 1, 2014, and replaced with another counterparty.
A refinery is subject to U.S. Environmental Protection Agency ("EPA") requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. The refinery is exposed to the market price of RINs. The price at September 30, 2014 was $0.46 per RIN, which exceeds historical averages. We recognized $18 million of expense related to the RINs requirement in the September 2014 quarter, which is included in the refinery's results. Additionally, we have accrued $79 million related to our unsettled 2013 and 2014 RINs obligation as of September 30, 2014. We believe that holders of RINs have been withholding them from the secondary market. This reduction of available RINs significantly impairs the secondary market as a means of compliance with the RINs requirement. Therefore, we are pursuing legal, regulatory and legislative solutions to this problem.
The refinery recorded a profit of $19 million in the September 2014 quarter, a $16 million increase over the prior year period. We believe that the increase in jet fuel supply due to the refinery's operation has decreased the overall market price of jet fuel, and lowered our cost of jet fuel.

Results of Operations - Three Months Ended September 30, 2014 and 2013

Operating Revenue

	Three Months Ended September 30,
(in millions)	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$8,144	$7,566	$578	8%
Regional carriers	1,632	1,688	(56)	(3)%
Total passenger revenue	9,776	9,254	522	6%
Cargo	244	229	15	7%
Other	1,158	1,007	151	15%
Total operating revenue	$11,178	$10,490	$688	7%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended September 30, 2013
(in millions)	Three Months Ended September 30, 2014	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$4,599	12%	7%	4%	5%	7%	2.1	pts
Atlantic	1,924	4%	1%	4%	3%	—%	(2.8	) pts
Pacific	1,016	(3)%	(1)%	(1)%	(1)%	(2)%	(0.8	) pts
Latin America	605	10%	14%	16%	(3)%	(5)%	(1.7	) pts
Total Mainline	8,144	8%	4%	4%	3%	3%	0.1	pts
Regional carriers	1,632	(3)%	(3)%	(5)%	—%	2%	1.9	pts
Total Consolidated	$9,776	6%	4%	3%	2%	2%	0.4	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue increased $522 million, or 6%, over the September 2013 quarter. PRASM increased 2% and passenger mile yield increased 2% on 3% higher capacity. Load factor was 0.4 points higher than the prior year quarter at 86.4%.

Our geographic regions generally performed well compared to the same period in the prior year, with the domestic region leading unit revenue improvement. Unit revenues of the domestic region rose 7% led by strong performances from our hubs in Atlanta and New York-LaGuardia, with Seattle also producing solid results.

Revenues related to our international regions increased 3% year-over-year primarily due to 16% capacity growth in the Latin America region as a result of our efforts to improve connections with GOL and Aeroméxico. GOL contributed nearly 30% of the traffic from the U.S. to Brazil while Aeroméxico provided over 20% into key Mexico markets. Despite these contributions, Latin America unit revenues declined 5% as a result of the capacity increase, residual business demand weakness associated with the FIFA World Cup in Brazil and economic concerns in both Venezuela and Argentina. Atlantic unit revenue was flat with a 4% increase in capacity. While our joint venture with Virgin Atlantic is showing solid revenue growth, especially in London-Heathrow, Atlantic yields are showing pressure from geopolitical unrest and its impact on our service to Moscow and Tel Aviv. Our Pacific region experienced a 2% decline in unit revenues driven by lower yield, primarily due to the effects of the weakening of the Japanese yen.

Other Revenue. Other revenue increased $151 million, or 15%, primarily due to an increase in sales of SkyMiles, settlements associated with our transatlantic joint venture agreements and sales of gasoline, diesel and other refined products ("non-jet fuel products") to third parties by our oil refinery.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Aircraft fuel and related taxes	$2,952	$2,291	$661	29%
Salaries and related costs	2,069	1,976	93	5%
Regional carrier expense	1,353	1,459	(106)	(7)%
Aircraft maintenance materials and outside repairs	440	474	(34)	(7)%
Depreciation and amortization	440	418	22	5%
Contracted services	459	429	30	7%
Passenger commissions and other selling expenses	476	447	29	6%
Landing fees and other rents	393	378	15	4%
Profit sharing	384	249	135	54%
Passenger service	227	214	13	6%
Aircraft rent	65	47	18	38%
Restructuring and other items	570	106	464	NM(1)
Other	515	439	76	17%
Total operating expense	$10,343	$8,927	$1,416	16%

(1)	NM - Not meaningful

Fuel Expense. Including our regional carriers, fuel expense increased $609 million due to unfavorable changes in MTM adjustments as compared to the prior year quarter and a 2% increase in consumption, partially offset by a 5% decrease in fuel market price per gallon and increased profitability at Monroe. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$2,952	$2,291	$661
Aircraft fuel and related taxes included within regional carrier expense	492	544	(52)
Total fuel expense	$3,444	$2,835	$609	21%

Total fuel consumption (gallons)	1,067	1,050	17	2%
Average price per gallon	$3.23	$2.70	$0.53	20%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost	$3,179	$3,190	$(11)	$2.98	$3.03	$(0.05)
Airline segment fuel hedge losses (gains)(1)	284	(352)	636	0.27	(0.33)	0.60
Refinery segment impact(1)	(19)	(3)	(16)	(0.02)	—	(0.02)
Total fuel expense	$3,444	$2,835	$609	$3.23	$2.70	$0.53
MTM adjustments	(347)	285	(632)	(0.33)	0.27	(0.60)
Total fuel expense, adjusted	$3,097	$3,120	$(23)	$2.90	$2.97	$(0.07)

(1)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact and MTM Adjustments. During the three months ended September 30, 2014, our airline segment fuel hedge loss of $284 million included $347 million of unfavorable MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

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

We adjust fuel expense for the items noted above to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.90 for the three months ended September 30, 2014.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees and an increase in pilot and flight attendant block hours, partially offset by lower pension expense. We contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014, including $250 million above the minimum funding requirements. These contributions satisfied the required contributions for our defined benefit plans for 2014 on an accelerated basis.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a 5% decrease in capacity and fewer required maintenance events. During the September 2014 quarter, we removed thirteen 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The reduction in aircraft maintenance materials and outside repairs is due primarily to lower cost of sales from our MRO business and a one-time contract settlement charge in 2013, partially offset by the timing of airframe and engine maintenance volume.

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

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

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

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by the oil refinery.

Non-Operating Results

	Three Months Ended September 30, 2014
(in millions)	2014	2013	Favorable (Unfavorable)
Interest expense, net	$(140)	$(176)	$36
Amortization of debt discount, net	(14)	(37)	23
Loss on extinguishment of debt	(134)	—	(134)
Miscellaneous, net	32	13	19
Total other expense, net	$(256)	$(200)	$(56)

The declines in interest expense, net and amortization of debt discount, net are driven by reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $12.3 billion at September 30, 2013 to $10.2 billion at September 30, 2014.

During the three months ended September 30, 2014, we extinguished $725 million of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses on extinguishment of debt for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The losses also included premiums paid to retire the debt. During the three months ended September 30, 2014, we recorded a loss of $134 million in connection with the early extinguishment of debt obligations. The loss primarily relates to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Miscellaneous, net is favorable primarily due to our proportionate share of earnings from our equity investment in Virgin Atlantic. We made a 49% ownership investment in Virgin Atlantic during the June 2013 quarter.

Income Taxes

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013. We project that our annual effective tax rate for 2014 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At September 30, 2014, we had over $13 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2023. Accordingly, we believe we will not pay any cash federal income taxes during the next several years.

Results of Operations - Nine Months Ended September 30, 2014 and 2013

Operating Revenue

	Nine Months Ended September 30,
(in millions)	2014	2013	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$21,950	$20,222	$1,728	9%
Regional carriers	4,769	4,846	(77)	(2)%
Total passenger revenue	26,719	25,068	1,651	7%
Cargo	691	699	(8)	(1)%
Other	3,305	2,930	375	13%
Total operating revenue	$30,715	$28,697	$2,018	7%

Passenger Revenue

		Increase (Decrease) vs. Nine Months Ended September 30, 2013
(in millions)	Nine Months Ended September 30, 2014	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$12,827	12%	6%	4%	6%	8%	2.0	pts
Atlantic	4,597	3%	—%	—%	3%	3%	(0.4	) pts
Pacific	2,662	(3)%	(1)%	—%	(3)%	(3)%	(0.5	) pts
Latin America	1,864	17%	19%	19%	(2)%	(2)%	(0.2	) pts
Total Mainline	21,950	9%	5%	4%	4%	5%	0.9	pts
Regional carriers	4,769	(2)%	(2)%	(4)%	—%	3%	2.4	pts
Total Consolidated	$26,719	7%	4%	3%	2%	4%	1.1	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue increased $1.7 billion, or 7%, over the corresponding prior year period. PRASM increased 4% and passenger mile yield increased 2% on 3% higher capacity. Load factor was 1.1 points higher than the prior year period at 85.3%.

Our geographic regions generally performed well compared to the same period in the prior year, with the domestic region leading unit revenue improvement. Unit revenues of the domestic region rose 8% led by strong performances from our hubs in Atlanta and New York-LaGuardia, with Seattle also producing solid results.

Revenues related to our international regions increased 4% year-over-year primarily due to 19% capacity growth in the Latin America region as a result of our efforts to improve connections with GOL and Aeroméxico. GOL contributed over 25% of the traffic from the U.S. to Brazil while Aeroméxico provided approximately 20% into key Mexico markets. Despite these contributions, Latin America unit revenues declined 2% as a result of the capacity increase, some business demand weakness associated with the FIFA World Cup in Brazil and economic concerns in Venezuela. Atlantic unit revenue increased 3% driven by yield improvements. While our joint venture with Virgin Atlantic is showing solid revenue growth, especially in London-Heathrow, Atlantic yields are showing pressure from geopolitical unrest and its impact on our service to Moscow and Tel Aviv. Our Pacific region experienced a 3% decline in unit revenues driven by lower yield, primarily due to the effects of the weakening of the Japanese yen.

Other Revenue. Other revenue increased $375 million, or 13%, primarily due to an increase in sales of SkyMiles, settlements associated with our transatlantic joint venture agreements and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Aircraft fuel and related taxes	$7,612	$7,175	$437	6%
Salaries and related costs	6,084	5,809	275	5%
Regional carrier expense	4,033	4,302	(269)	(6)%
Aircraft maintenance materials and outside repairs	1,354	1,437	(83)	(6)%
Depreciation and amortization	1,333	1,238	95	8%
Contracted services	1,326	1,239	87	7%
Passenger commissions and other selling expenses	1,289	1,212	77	6%
Landing fees and other rents	1,089	1,060	29	3%
Profit sharing	823	387	436	NM
Passenger service	615	575	40	7%
Aircraft rent	172	162	10	6%
Restructuring and other items	649	242	407	NM
Other	1,302	1,160	142	12%
Total operating expense	$27,681	$25,998	$1,683	6%

Fuel Expense. Including our regional carriers, fuel expense increased $332 million due to unfavorable changes in MTM adjustments as compared to the prior year period and a 1% increase in consumption, partially offset by a 2% decrease in fuel market price per gallon. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$7,612	$7,175	$437
Aircraft fuel and related taxes included within regional carrier expense	1,465	1,570	(105)
Total fuel expense	$9,077	$8,745	$332	4%

Total fuel consumption (gallons)	2,949	2,906	43	1%
Average price per gallon	$3.08	$3.01	$0.07	2%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost	$8,956	$8,969	$(13)	$3.04	$3.09	$(0.05)
Airline segment fuel hedge losses (gains)(1)	112	(294)	406	0.04	(0.10)	0.14
Refinery segment impact(1)	9	70	(61)	—	0.02	(0.02)
Total fuel expense	$9,077	$8,745	$332	$3.08	$3.01	$0.07
MTM adjustments	(380)	184	(564)	(0.13)	0.06	(0.19)
Total fuel expense, adjusted	$8,697	$8,929	$(232)	$2.95	$3.07	$(0.12)

(1)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact and MTM Adjustments. During the nine months ended September 30, 2014, our airline segment fuel hedge loss of $112 million included $380 million of unfavorable MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

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

We adjust fuel expense for the items noted above to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.95 for the nine months ended September 30, 2014.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees and an increase in pilot and flight attendant block hours, partially offset by lower pension expense. We contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014, including $250 million above the minimum funding requirements. These contributions satisfied the required contributions for our defined benefit plans for 2014 on an accelerated basis.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a 4% decrease in capacity and fewer required maintenance events. During the nine months ended September 30, 2014, we removed twenty-six 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The reduction in aircraft maintenance materials and outside repairs is due primarily to the timing of airframe and engine maintenance volume and a one-time contract settlement charge in 2013.

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

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

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

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Non-Operating Results

	Nine Months Ended September 30, 2014
(in millions)	2014	2013	Favorable (Unfavorable)
Interest expense, net	$(460)	$(526)	$66
Amortization of debt discount, net	(53)	(120)	67
Loss on extinguishment of debt	(263)	—	(263)
Miscellaneous, net	(46)	(1)	(45)
Total other expense, net	$(822)	$(647)	$(175)

The declines in interest expense, net and amortization of debt discount, net are driven by reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $12.3 billion at September 30, 2013 to $10.2 billion at September 30, 2014.

During the nine months ended September 30, 2014, we extinguished $1.6 billion of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses on extinguishment of debt for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The losses also included premiums paid to retire the debt. During the nine months ended September 30, 2014, we recorded a loss of $263 million in connection with the early extinguishment of debt obligations. The loss primarily relates to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Miscellaneous, net is unfavorable primarily due to foreign currency exchange rate losses resulting from a weakening of the Japanese yen and a charge associated with the devaluation of the Venezuelan bolivar, partially offset by our proportionate share of earnings from our equity investment in Virgin Atlantic. We made a 49% ownership investment in Virgin Atlantic during the June 2013 quarter.

Income Taxes

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013. We project that our annual effective tax rate for 2014 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At September 30, 2014, we had over $13 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2023. Accordingly, we believe we will not pay any cash federal income taxes during the next several years.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated(1)	2014		2013		2014		2013
Revenue passenger miles (millions)	56,955		54,939		154,897		148,798
Available seat miles (millions)	65,926		63,893		181,647		176,795
Passenger mile yield	17.16	¢	16.85	¢	17.25	¢	16.85	¢
Passenger revenue per available seat mile	14.83	¢	14.48	¢	14.71	¢	14.18	¢
Operating cost per available seat mile (CASM)	15.69	¢	13.97	¢	15.24	¢	14.71	¢
CASM-Ex(2)	8.66	¢	8.64	¢	9.10	¢	9.09	¢
Passenger load factor	86.4%		86.0%		85.3%		84.2%
Fuel gallons consumed (millions)	1,067		1,050		2,949		2,906
Average price per gallon(3)	$3.23		$2.70		$3.08		$3.01
Average price per gallon, adjusted(4)	$2.90		$2.97		$2.95		$3.07
Full-time equivalent employees, end of period	79,714		77,867

(1)	Includes the operations of our regional carriers. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "September 2014 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)
Non-GAAP financial measure, which excludes MTM adjustments, is defined and reconciled in "Operating Expense" sections of "Results of Operations" for the three and nine months ended September 30, 2014 and 2013.

Fleet Information

Our operating aircraft fleet, commitments and options at September 30, 2014 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)(3)	Lease	Options
B-717-200	—	6	39	45	12.9	—	43	—
B-737-700	10	—	—	10	5.7	—	—	—
B-737-800	73	—	—	73	13.7	—	—	—
B-737-900ER	17	—	10	27	0.6	73	—	30
B-747-400	4	9	—	13	22.4	—	—	—
B-757-200	92	17	18	127	19.8	—	—	—
B-757-300	16	—	—	16	11.6	—	—	—
B-767-300	11	3	2	16	23.7	—	—	—
B-767-300ER	51	5	2	58	18.5	—	—	1
B-767-400ER	21	—	—	21	13.6	—	—	2
B-777-200ER	8	—	—	8	14.7	—	—	—
B-777-200LR	10	—	—	10	5.5	—	—	4
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	12.7	—	—	—
A320-200	50	—	19	69	19.6	—	—	—
A321-200	—	—	—	—	—	45	—	—
A330-200	11	—	—	11	9.5	—	—	—
A330-300	21	—	—	21	9.1	10	—	—
MD-88	76	41	—	117	24.2	—	—	—
MD-90	57	8	—	65	17.6	—	—	—
Total	583	89	92	764	16.9	146	43	37

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(3)	In addition, we have purchase commitments for 6 CRJ-900 aircraft that will be operated by our regional carriers and options for an additional 30 CRJ-900 aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at September 30, 2014:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	ERJ-145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	77	—	75	—	—	—	152
ExpressJet Airlines, Inc.	55	41	28	—	—	—	124
SkyWest Airlines, Inc.	42	19	32	—	—	—	93
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.	—	—	—	41	—	—	41
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	174	82	135	41	20	52	504

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2014, we had $6.4 billion in unrestricted liquidity, consisting of $4.4 billion in cash and cash equivalents and short-term investments and $2.0 billion in undrawn revolving credit facilities.

Venezuelan Currency Devaluation

As of September 30, 2014, we had $108 million of unrestricted cash on our Consolidated Balance Sheets related to our 2013 and 2014 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been severely limited due to Venezuelan government controls. We have, however, been able to repatriate $74 million related to certain 2013 and 2014 sales during the nine months ended September 30, 2014. Cash related to 2013 sales of $106 million is stated at the official exchange rate of 6.3 bolivars per US dollar. The remaining $2 million is related to our 2014 sales and stated at the SICAD I reference rate of 11.7 bolivars per US dollar. The SICAD I reference rate is a complementary currency auction system that was created by the Venezuelan government in 2013 for purposes of exchanging currency. Until these funds can be repatriated, they are at risk of future devaluations.

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

Part of the unrestricted cash balance is for advance ticket sales for which we have yet to provide services. Due to our repatriation concerns, we reduced service to Venezuela on August 1, 2014 from daily to weekly service. We have refunded 83%, or $22 million, of tickets previously sold for flights to and from Venezuela originally scheduled on or after August 1, 2014 that we did not or will not operate. These refunds are being made in local currency and result in a reduction to our cash balances in Venezuela.

Sources of Liquidity
Operating Cash Flow

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $4.4 billion and $3.4 billion in the nine months ended September 30, 2014 and 2013, respectively. We also expect to generate positive cash flows from operations for the remainder of 2014.

Our operating cash flows can be impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability increases during the winter and spring as we have increased sales in advance of the summer peak travel season and decreases during the summer and fall months.

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 33% of our total operating expenses for the nine months ended September 30, 2014. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

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

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of 2013, 2012 and 2011. We anticipate American Express will make the last purchase under this agreement of $675 million of unrestricted SkyMiles in December 2014.

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

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by The Pension Protection Act of 2006. We contributed $905 million to our qualified defined benefit pension plans during the first four months of 2014, including $250 million above the minimum funding requirements. These contributions satisfied the required contributions for our defined benefit plans for 2014 on an accelerated basis.

Profit Sharing. As discussed above, our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees on the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

We paid $506 million in profit sharing in February 2014 related to our 2013 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. During the nine months ended September 30, 2014, we accrued $823 million in profit sharing based on current expectations for 2014 pre-tax profit. To further show our appreciation to our employees, we made an advanced 2014 profit sharing payment totaling more than $300 million, equal to 5% of pay for eligible employees, in October 2014.

Investing and Financing

Investing Activities

We incurred capital expenditures of $1.6 billion in each of the nine months ended September 30, 2014 and 2013. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

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

During the September quarter, we modified our approach to managing short-term investments by investing $1.5 billion of cash reserves in externally managed investment accounts. These new investments are comprised of U.S. government and agency securities, asset- and mortgage-backed securities, corporate obligations and other fixed term securities. The new approach is expected to generate a greater return on our liquidity with a low level of risk due to diversification.

Financing Activities

At September 30, 2014, total debt and capital leases, including current maturities, was $10.1 billion, a $1.2 billion reduction since December 31, 2013 and a $7.1 billion reduction since December 31, 2009. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our total future interest expense.

As part of our plans to return capital to shareholders, we paid $176 million in dividends and repurchased shares of our common stock for $600 million during the nine months ended September 30, 2014.

Undrawn Lines of Credit

We have available $2.0 billion in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financing agreements at September 30, 2014.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2013, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $10.1 billion. Critical assumptions impacting our defined benefit pension plan obligations include mortality rates. The life expectancies contemplated in our defined benefit pension plan obligations are based on the current mortality table from the Society of Actuaries. The Society of Actuaries commenced a study to update the table and is expected to issue final versions of a new base table and improvement scale by the end of the year. We will evaluate the impact, if any, that an updated mortality assumption will have on our defined benefit pension plan obligation.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

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

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted (a non-GAAP financial measure). We exclude the following items from pre-tax income to determine pre-tax income, adjusted for the reasons described below:

•
MTM adjustments. MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. Therefore, excluding these adjustments allows investors to better understand and analyze the company's core operational performance in the periods shown.

•
Restructuring and other items. Because of the variability in restructuring and other items, the exclusion of this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

•
Loss on extinguishment of debt and other. Because of the variability in loss on extinguishment of debt and other, the exclusion of this item is helpful to investors to analyze the company's recurring core operational performance in the period shown.

	Three Months Ended September 30,
(in millions)	2014	2013
Pre-Tax Income	$579	$1,363
Items excluded:
MTM adjustments	347	(285)
Restructuring and other items	570	106
Loss on extinguishment of debt and other	141	22
Pre-Tax Income, adjusted	$1,637	$1,206

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We exclude the following items from CASM to determine CASM-Ex for the reasons described below:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The exclusion of aircraft fuel and related taxes (including our regional carriers) allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•
Refinery cost of sales. Our refinery segment provides jet fuel to the airline segment from its own production and from jet fuel obtained through agreements with third parties. Activities of the refinery segment are primarily for the benefit of the airline. However, from time to time, the refinery sells non-jet fuel products to third-parties. Because the cost is unrelated to the generation of a seat mile, we exclude the cost of these sales to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
CASM	15.69 ¢	13.97 ¢	15.24 ¢	14.71 ¢
Items excluded:
Aircraft fuel and related taxes	(5.22)	(4.43)	(4.99)	(4.94)
Refinery cost of sales	(0.10)	—	(0.04)	—
Ancillary businesses	(0.27)	(0.34)	(0.30)	(0.32)
Profit sharing	(0.58)	(0.39)	(0.45)	(0.22)
Restructuring and other items	(0.86)	(0.17)	(0.36)	(0.14)
CASM-Ex	8.66 ¢	8.64 ¢	9.10 ¢	9.09 ¢

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

For the nine months ended September 30, 2014, aircraft fuel and related taxes, including our regional carriers, accounted for $9.1 billion, or 33%, of our total operating expense. We recognized $63 million of fuel hedge losses during the nine months ended September 30, 2014, including $380 million of MTM adjustments.

The following table shows the projected cash impact to fuel cost assuming 10% and 20% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at September 30, 2014 based on their contract settlement dates, assuming the same 10% and 20% changes.

	Period from October 1, 2014 to December 31, 2015			Fuel Hedge Margin Received from (Posted to) Counterparties
(in millions)	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 20%	$(2,530)	$510	$(2,020)	$70
+ 10%	(1,270)	150	(1,120)	30
- 10%	1,270	(170)	1,100	(210)
- 20%	2,530	(850)	1,680	(800)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $2.57, excluding transportation costs and taxes, at September 30, 2014 and estimated fuel consumption of 4.8 billion gallons for the period from October 1, 2014 to December 31, 2015.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2014 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

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
October 24, 2014

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2014 quarter. The total number of shares purchased includes shares repurchased pursuant to our $2.0 billion share repurchase program, which was publicly announced on May 6, 2014 ("the 2014 Repurchase Program"). The 2014 Repurchase Program will terminate no later than December 2016. Some purchases made in September 2014 under the 2014 Repurchase Program were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
July 2014	3,146,227	$37.96	3,146,227	$1,782
August 2014	3,015,200	$36.02	3,015,200	$1,675
September 2014	697,915	$36.55	697,915	$1,650
Total	6,859,342		6,859,342

ITEM 6. EXHIBITS

(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014

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
October 24, 2014