Form 10-K
period 2014-12-31
DELTA AIR LINES INC /DE/
filed 2015-02-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $32.6 billion.
On January 31, 2015, there were outstanding 824,271,663 shares of the registrant's common stock.
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

Part I

ITEM 1. BUSINESS

General

We provide scheduled air transportation for passengers and cargo throughout the United States and around the world. Our global route network gives us a presence in every major domestic and international market. Our route network is centered around a system of hub and international gateway airports that we operate in Amsterdam, Atlanta, Detroit, Los Angeles, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to domestic and international cities and to other hubs or gateways. Our network is supported by a fleet of aircraft that is varied in size and capabilities, giving us flexibility to adjust aircraft to the network.

Other key characteristics of our route network include:

•	our international joint ventures, particularly our transatlantic joint venture with Air France-KLM and Alitalia and our transatlantic joint venture with Virgin Atlantic;

•	our alliances with other foreign airlines, including Aeroméxico and GOL and our membership in SkyTeam, a global airline alliance; and

•	agreements with multiple domestic regional carriers, which operate as Delta Connection®.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

International Alliances

Our international alliance relationships with foreign carriers are an important part of our business as they improve our access to international markets and enable us to market expanded and globally integrated air transportation services. In general, these arrangements include reciprocal codesharing and frequent flyer program participation and airport lounge access arrangements, and with some carriers may also include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. These alliances also may present opportunities in other areas, such as airport ground handling arrangements, aircraft maintenance insourcing and joint procurement.

Joint Venture Agreements. We currently operate three joint ventures with foreign carriers. These arrangements, for which we have received antitrust immunity from the U.S. Department of Transportation ("DOT"), provide for joint commercial cooperation with our partners within the geographic scope of those arrangements, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to the parties' operations on joint venture routes. The three joint ventures are:

•	A transatlantic joint venture with Air France and KLM, both of which are subsidiaries of the same holding company, and Alitalia, which generally covers routes between North America and Europe.

•
A transatlantic joint venture with Virgin Atlantic Airways with respect to operations on non-stop routes between the United Kingdom and North America. In addition to the joint venture, we own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways.

•	A transpacific joint venture with Virgin Australia Airlines and its affiliated carriers with respect to operations on transpacific routes between North America and Australia/New Zealand.

Enhanced Commercial Agreements with Latin American Carriers. We have separate strategic equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and in GOL Linhas Aéreas Inteligentes, S.A, the parent company of VRG Linhas Aéreas (operating as GOL), and an exclusive commercial relationship with each air carrier. We invested in Aeroméxico and GOL because they operate in Latin America's two largest markets, Mexico and Brazil, respectively. The agreements provide for expansion of reciprocal codesharing and frequent flyer program participation, airport lounge access arrangements, improved passenger connections and joint sales cooperation. In addition to our commercial cooperation arrangements for passenger service with Aeroméxico, we and Aeroméxico have established a joint venture relating to an airframe maintenance, repair and overhaul operation located in Queretaro, Mexico.

SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aeroflot, Aerolíneas Argentinas, Aeroméxico, Air Europa, Air France, Alitalia, China Airlines, China Eastern, China Southern, CSA Czech Airlines, Garuda Indonesia, Kenya Airways, KLM, Korean Air, Middle East Airlines, Saudi Arabian Airlines, Tarom, Vietnam Airlines and Xiamen Airlines. Through alliance arrangements with other SkyTeam carriers, Delta is able to link its network with the route networks of the other member airlines, providing opportunities for increased connecting traffic while offering enhanced customer service through reciprocal codesharing and frequent flyer arrangements, airport lounge access programs and coordinated cargo operations.

Domestic Alliances

We have reciprocal codesharing and frequent flyer program participation and airport lounge access arrangements with both Alaska Airlines and Hawaiian Airlines.

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities. These arrangements enable us to better match capacity with demand in these markets. Approximately 18% of our passenger revenue in 2014 was related to flying by these regional air carriers.

Through our regional carrier program, Delta Connection, we have contractual arrangements with regional carriers to operate aircraft using our “DL” designator code. We have contractual arrangements with:

•	ExpressJet Airlines, Inc. and SkyWest Airlines, Inc., both subsidiaries of SkyWest, Inc.;

•	Shuttle America Corporation, a subsidiary of Republic Airways Holdings, Inc.;

•	Compass Airlines, Inc. (“Compass”) and GoJet Airlines, LLC, both subsidiaries of Trans States Holdings, Inc. (“Trans States”); and

•	Endeavor Air, Inc., which is a wholly-owned subsidiary of ours.

Our contractual agreements with regional carriers primarily are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers' flights operating under our “DL” designator code. We are entitled to all ticket, cargo, mail, in-flight and ancillary revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least 10 years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

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

Year	Gallons Consumed(1) (Millions)	Cost(1)(2) (Millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2014	3,893	$13,512	$3.47	35%
2013	3,828	$11,464	$3.00	33%
2012	3,769	$12,251	$3.25	36%

(1)	Includes the fuel consumption costs of our regional carriers operating under capacity purchase agreements.

(2)	Includes fuel hedge (losses) gains under our fuel hedging program of $(2.0) billion, $493 million and $(66) million for 2014, 2013 and 2012, respectively.

General

While jet fuel prices fell during the latter part of 2014, fuel expense remains our single largest expense. We have historically purchased most of our aircraft fuel under contracts that establish the price based on various market indices and therefore do not provide material protection against price increases or assure the availability of our fuel supplies. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

Monroe Energy

Global jet fuel demand continues to increase. While the advent of domestic shale oil production in the U.S. has reduced the threat of U.S. refinery closures beyond those that have already closed, further capacity reduction is expected in Europe, thus impacting supply in the Atlantic Basin and ultimately increasing refinery margins in the U.S. Our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, “Monroe”), are distinct from us, operating under their own management teams and with their own boards of managers. They operate the Trainer refinery and related assets located near Philadelphia, Pennsylvania, as part of our strategy to mitigate the increasing cost of the refining margin reflected in the price of jet fuel. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

Refinery Operations. The facility is capable of refining 185,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined products (“non-jet fuel products”). Monroe sources domestic and foreign crude oil supply from a variety of providers.

Strategic Agreements. Under multi-year agreements, Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. Substantially all of the refinery's expected production of non-jet fuel products is included in these agreements.

Segments. Because the products and services of Monroe's refinery operations are discrete from our airline services, segment results are prepared for our airline segment and our refinery segment. Financial information on our segment reporting can be found in Note 2 of the Notes to the Consolidated Financial Statements.

Fuel Hedging Program

We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Fuel Supply Availability

We are currently able to obtain adequate supplies of aircraft fuel, including fuel produced by Monroe or procured through the exchange of non-jet fuel products the refinery produces, and crude oil for Monroe's operations. However, it is impossible to predict the future availability or price of aircraft fuel and crude oil. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in refining capacity, environmental concerns and other unpredictable events may result in future fuel supply shortages and fuel price increases.

Frequent Flyer Program

Our SkyMiles® frequent flyer program ("SkyMiles program") is designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on Delta. The SkyMiles program allows program members to earn mileage credit for travel awards by flying on Delta, its regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels and car rental agencies. In addition, individuals and companies may purchase mileage credits. Miles do not expire, but are subject to the program rules. We reserve the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards are subject to capacity-controlled seating. In 2014, program members redeemed more than 296 billion miles in the SkyMiles program for 12.5 million award redemptions. During this period, 7.4% of revenue miles flown on Delta were from award travel.

Other Businesses

Cargo

Through our global network, our cargo operations are able to connect all of the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance, whose other members are Aeroflot, Aerolíneas Argentinas, Aeroméxico Cargo, Air France-KLM Cargo, Alitalia Cargo, China Airlines Cargo, China Cargo Airlines, China Southern Cargo, Czech Airlines Cargo and Korean Air Cargo. SkyTeam Cargo offers a global network spanning six continents.

Delta TechOps, Delta Global Services, MLT Vacations and Delta Private Jets

We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul (“MRO”), staffing services for third parties, vacation wholesale operations and our private jet operations. In 2014, the total revenue from these businesses was approximately $850 million.

•	In addition to providing maintenance and engineering support for our fleet of over 900 aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•	Our staffing services business, Delta Global Services, provides staffing services, professional security, training services and aviation solutions.

•	Our vacation wholesale business, MLT Vacations, provides vacation packages to third-party consumers.

•	Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour.

Distribution and Expanded Product Offerings

Our tickets are sold through various distribution channels including delta.com and mobile, telephone reservations and traditional "brick and mortar" and online travel agencies. An increasing number of our tickets are sold through Delta digital channels, which reduces our distribution costs and gives us improved and direct, personalized interaction with our customers.

We are transforming distribution to a merchandised approach by introducing well-defined and differentiated products available to our customers. We will offer five products, which include premium amenities and services in Delta OneTM, First Class and Delta Comfort+TM (formerly Economy ComfortTM) while Main Cabin and Basic Economy options allow customers to match the level of service with their preferences. We expect that these merchandising initiatives, implemented primarily through Delta’s digital channels, will allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. The industry is going through a period of transformation through consolidation, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered and will continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and competitive cost structures.

Domestic

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers, including Spirit Airlines and Allegiant Air, place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hub and gateway airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and gateways. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers.

International

Our international operations are subject to competition from both foreign and domestic carriers. Competition is increasing from well-funded carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft on order and are increasing service to the U.S. from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Latin America, are government supported or funded, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including SkyTeam, the Star Alliance (among United Airlines, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have altered competition in international markets.

In addition, several joint ventures among U.S. and foreign carriers, including our transatlantic and transpacific joint ventures, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received antitrust immunity include a transatlantic alliance among United Airlines, Air Canada and Lufthansa German Airlines, a transpacific joint venture between United Airlines and All Nippon Airways, a transatlantic joint venture among American Airlines, British Airways and Iberia and a transpacific joint venture between American Airlines and Japan Air Lines.

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

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia, JFK and Newark in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. Similarly, our operations at Tokyo's Narita and Haneda airports, London's Heathrow airport and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

Concern about aviation environmental issues, including climate change and greenhouse gases, has led to taxes on our operations in the United Kingdom and in Germany, both of which have levied taxes directly on our customers. We may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. This could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing bilateral discussions between the U.S. and other nations may lead to international treaties or other actions focusing on reducing greenhouse gas emissions from aviation. In addition, at the 38th ICAO Assembly that concluded October 4, 2013 in Montreal, the Assembly adopted a climate change resolution committing ICAO to develop a global market-based measure to be finalized at the 2016 ICAO Assembly which would enable the airline industry to achieve carbon-neutral growth from 2020.

The European Union has required its member states to implement regulations including aviation in its Emissions Trading Scheme (“ETS”). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The ETS has been amended to apply only to flights within the European Economic Area (“EEA”) from 2013 through 2016. As a result, we operate a limited number of flights that will be subject to the ETS through 2016. After 2016, the ETS would apply to all flights originating or landing in the European Union.

Cap and trade restrictions have also been proposed in the U.S. In addition, other legislative or regulatory action, including by the EPA, to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions other than the European Union where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system. We are monitoring and evaluating the potential impact of such legislative and regulatory developments.

We seek to minimize the impact of greenhouse gas emissions from our operations through reductions in our fuel consumption and other efforts and have realized reductions in our greenhouse gas emission levels since 2005. We have reduced the fuel needs of our aircraft fleet through the retirement of older, less fuel efficient aircraft and replacement with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S., as part of our efforts to reduce our emissions and minimize our impact on the environment.

Noise. The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally-imposed regulations become more restrictive or widespread. In addition, foreign governments may allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditure in order for our aircraft to comply with the restrictions.

Refinery Matters. Monroe's operation of the Trainer refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions.

Under the Energy Independence and Security Act of 2007, the EPA has adopted Renewable Fuel Standards (“RFS”) that mandate the blending of renewable fuels into gasoline and on-road diesel (“Transportation Fuels”). Renewable Identification Numbers (“RINs”) are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA.

Other Environmental Matters. We had been identified by the EPA as a potentially responsible party (“PRP”) with respect to certain Superfund Sites, and entered into consent decrees or settlements regarding some of these sites. Our alleged disposal volume at each of these sites was small or was considered de minimis when compared to the total contributions of all PRPs at each site.

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

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period ending September 30, 2015. The CRAF Program has only been activated twice since it was created in 1951.

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

Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day “cooling off” period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the U.S. President appoints a Presidential Emergency Board (“PEB”) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in self help. Self help includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent self help by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

As of December 31, 2014, we had approximately 80,000 full-time equivalent employees, approximately 18% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	11,530	ALPA	December 31, 2015
Delta Flight Superintendents (Dispatchers)	380	PAFCA	March 31, 2018
Endeavor Air Pilots	1,300	ALPA	January 1, 2020
Endeavor Air Flight Attendants	1,000	AFA	December 31, 2018
Endeavor Air Dispatchers	60	DISTWU	December 31, 2018

In addition, 210 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2015. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self help upon the expiration of the agreement. Formal negotiations toward a new or amended agreement have commenced.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Richard H. Anderson, Age 59: Chief Executive Officer of Delta since September 1, 2007; Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006 - August 2007); Executive Vice President of UnitedHealth Group (November 2004 - December 2006); Chief Executive Officer of Northwest Airlines Corporation (“Northwest”) (2001 - November 2004).

Edward H. Bastian, Age 57: President of Delta since September 1, 2007; President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 -October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer, Acuity Brands (June 2005 - July 2005); Senior Vice President-Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Glen W. Hauenstein, Age 54: Executive Vice President - Chief Revenue Officer of Delta since August 2013; Executive Vice President-Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director-Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President-Network of Continental Airlines (2003); Senior Vice President-Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Richard B. Hirst, Age 70: Executive Vice President - Chief Legal Officer of Delta since April 2013; Senior Vice President and General Counsel of Delta (October 2008 - April 2013); Senior Vice President-Corporate Affairs and General Counsel of Northwest (March 2008 - October 2008); Executive Vice President and Chief Legal Officer of KB Home (March 2004 -November 2006); Executive Vice President and General Counsel of Burger King Corporation (March 2001 - June 2003); General Counsel of the Minnesota Twins (1999 - 2000); Senior Vice President-Corporate Affairs of Northwest (1994 - 1999); Senior Vice President-General Counsel of Northwest (1990 - 1994); Vice President-General Counsel and Secretary of Continental Airlines (1986 - 1990).

Paul A. Jacobson, Age 43. Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer for Delta (December 2007 - March 2012); Vice President and Treasurer (August 2005 - December 2007).

Joanne D. Smith, Age 56. Executive Vice President and Chief Human Resources Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

W. Gil West, Age 54. Executive Vice President and Chief Operating Officer of Delta since March 2014; Senior Vice President - Airport Customer Service and Technical Operations of Delta (February 2012 - February 2014); Senior Vice President - Airport Customer Service of Delta (March 2008 - January 2012); President and Chief Executive Officer of Laidlaw Transit Services (2006 - 2007).

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to Delta
Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our operating results.
Our operating results are significantly impacted by changes in the price of aircraft fuel. Fuel prices have increased substantially since the middle part of the last decade and have been highly volatile during the last several years. In 2014, our average fuel price per gallon, including the impact of fuel hedges, was $3.47, a 16% increase from our average fuel price in 2013. In 2013, our average fuel price per gallon was $3.00, an 8% decrease from our average fuel price in 2012. In 2012, our average fuel price per gallon was $3.25, a 6% increase from our average fuel price in 2011, which in turn was significantly higher than fuel prices just a few years earlier. Fuel costs represented 35%, 33% and 36% of our operating expense in 2014, 2013 and 2012, respectively.
Our ability to pass along the higher fuel costs to our customers may be affected by the competitive nature of the airline industry. Until recently, we often were not able to increase our fares to offset fully the effect of increases in fuel costs and we may not be able to do so in the future. This is particularly the case when fuel prices increase rapidly. Because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase.
We acquire a significant amount of jet fuel from our wholly-owned subsidiary, Monroe, and through strategic agreements that Monroe has with third parties. The cost of the fuel we purchase under these arrangements remains subject to volatility in the cost of crude oil and jet fuel. In addition, we continue to purchase a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.
Significant extended disruptions in the supply of aircraft fuel, including from Monroe, could have a material adverse effect on our operations and operating results.
Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation, taxes or marketing, environmental concerns and other unpredictable events may impact crude oil and fuel supply and could result in shortages in the future. Shortages in fuel supplies could have negative effects on our results of operations and financial condition.
Because we acquire a large amount of our jet fuel from Monroe, the disruption or interruption of production at the refinery could have an impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits we expect to achieve from the operation of the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.
Under one of the strategic agreements that Monroe has with a significant counterparty, Monroe is exchanging non-jet fuel products for jet fuel for use in our airline operations. Monroe is required to deliver specified quantities of non-jet fuel products to the counterparty and the counterparty is required to deliver specified quantities of jet fuel to us. If either party does not have the specified quantity or type of product available, that party is required to procure any such shortage to fulfill its obligation under the agreement. If the refinery experiences a significant interruption in operations, Monroe may be required to expend substantial amounts to purchase the products it is required to deliver, which could have a material adverse effect on our consolidated financial results of operations.

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
Our fuel hedging activities are intended to manage the financial impact of the volatility in the price of jet fuel. The effects of rebalancing our hedge portfolio or mark-to-market adjustments may have a negative effect on our financial results.
We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. In addition, we record mark-to-market adjustments (“MTM adjustments”) on our fuel hedges. MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Losses from rebalancing or MTM adjustments (or both) may have a negative impact on our financial results.
Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may require us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices decrease significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin, which could have a material impact on the level of our unrestricted cash and cash equivalents and short-term investments.

We are at risk of losses and adverse publicity stemming from a serious accident involving our aircraft.
An aircraft crash or other accident could expose us to significant liability. Although we believe that our insurance coverage is appropriate, we may be forced to bear substantial losses from an accident in the event that the coverage was not sufficient. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our regional carriers or codeshare partners could create a negative public perception, which could harm our reputation, resulting in air travelers being reluctant to fly on our aircraft and therefore harm our business.
Agreements governing our debt, including credit agreements, include financial and other covenants that impose restrictions on our financial and business operations.
Our credit facilities have various financial and other covenants that require us to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum liquidity and/or minimum collateral coverage ratios. The value of the collateral that has been pledged in each facility may change over time due to required appraisals of collateral required by our credit agreements and indentures. These changes could result from factors that are not under our control. Although we are in compliance with covenant and collateral requirements, a decline in the value of collateral could result in a situation where we may not be able to maintain the collateral coverage ratio. In addition, the credit facilities contain other negative covenants customary for such financings. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result. These covenants are subject to important exceptions and qualifications.
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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2014, approximately 18% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the NLRA, which generally allows self help after a collective bargaining agreement expires.

If we or our subsidiaries are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act or the NLRA, as the case may be. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Likewise, if third-party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a negative impact on our operations.

Extended interruptions or disruptions in service at one of our hub or gateway airports could have a material adverse impact on our operations.
Our business is heavily dependent on our operations at the Atlanta airport and at our other hub or gateway airports in Amsterdam, Detroit, Los Angeles, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to other major cities and to other Delta hubs and gateways. A significant extended interruption or disruption in service at one of our hubs or gateways could have a material impact on our business, financial condition and results of operations.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise passenger or employee information and expose us to liability, possibly causing our business and reputation to suffer.
A serious internal technology error or failure impacting systems hosted internally at our data centers or externally at third-party locations, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. A significant individual, sustained or repeated failure of our network, including third-party networks we utilize and on which we depend, could impact our customer service and result in increased costs.
Our technology systems and related data may also be vulnerable to a variety of sources of interruption, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and reputational consequences to our business.
In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our passengers and employees and information of our business partners. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy.

Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. Hardware or software we develop or acquire may contain defects that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information. However, the constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers', employees' or business partners' information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business.

We are dependent on technology in our operations. If our technology does not perform reliably, our business may be adversely affected.
We have become increasingly dependent on technology initiatives to enhance customer service, reduce costs and increase operational effectiveness in order to compete in the current business environment. For example, we have made and continue to make significant investments in delta.com, mobile device applications, check-in kiosks and related initiatives, including security for these initiatives. The performance, reliability and security of the technology are critical to our ability to attract and retain customers and our ability to compete effectively. If our technology does not perform reliably, our business and operations could be negatively affected.

Our business is subject to the effects of weather, natural disasters and seasonality, which can cause our results to fluctuate.
Our results of operations are impacted by severe weather, natural disasters and seasonality. Severe weather conditions and natural disasters can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which would increase the potential for greater loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a seasonal basis. Because of fluctuations in our results from weather, natural disasters and seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

An extended disruption in services provided by our third-party regional carriers could have a material adverse effect on our results of operations.

We utilize the services of third parties in a number of areas in support of our operations that are integral to our business, including third-party carriers in the Delta Connection program. While we have agreements with these providers that define expected service performance, we do not have direct control over their operations. In particular, third-party regional carriers may face a shortage of qualified pilots due to government mandated increases in flight experience required for pilots working for airlines. If this shortage occurs, third-party regional carriers may not be able to comply with their obligations to us. To the extent that a significant disruption in our regional operations occurs because any of these providers are unable to perform their obligations over an extended period of time, our revenue may be reduced or our expenses may be increased resulting in a material adverse effect on our results of operations.

The failure or inability of insurance to cover a significant liability related to an environmental or other incident associated with the operation of the Monroe refinery could have a material adverse effect on our consolidated financial results.
Monroe's refining operations are subject to various hazards unique to refinery operations, including explosions, fires, toxic emissions and natural catastrophes. Monroe could incur substantial losses, including cleanup costs, fines and other sanctions and third-party claims, and its operations could be interrupted, as a result of such an incident. Monroe's insurance coverage does not cover all potential losses, costs or liabilities and Monroe could suffer losses for uninsurable or uninsured risks or in amounts greater than its insurance coverage. In addition, Monroe's ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. If Monroe were to incur a significant liability for which it is not fully insured or for which insurance companies do not or are unable to provide coverage, this could have a material adverse effect on our consolidated financial results of operations or consolidated financial position.
The operation of the refinery by Monroe is subject to significant environmental regulation. Failure to comply with environmental regulations or the enactment of additional regulation could have a negative impact on our consolidated financial results.
Monroe's operations are subject to extensive environmental, health and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions. Monroe could incur fines and other sanctions, cleanup costs and third-party claims as a result of violations of or liabilities under environmental, health and safety requirements, which if significant, could have a material adverse effect on our financial results. In addition, the enactment of new environmental laws and regulations, including any laws or regulations relating to greenhouse gas emissions, could significantly increase the level of expenditures required for Monroe or restrict its operations.
Under the Energy Independence and Security Act of 2007, the EPA has adopted RFS that mandate the blending of renewable fuels into Transportation Fuels. RINs are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have recently been volatile, increasing significantly during 2013 before returning to more moderate levels and then increasing again in late 2014. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows.
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

If we lose senior management personnel and other key employees, our operating results could be adversely affected.

We are dependent on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. If we experience a substantial turnover in our leadership and other key employees, and these persons are not replaced by individuals with equal or greater skills, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

Risk Factors Relating to the Airline Industry

The global airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. Consolidation in the domestic airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered and will continue to alter the competitive landscape in the industry by resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and competitive cost structures.

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers, including Spirit Airlines and Allegiant Air, place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hub and gateway airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and gateways. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

Our international operations are subject to competition from both foreign and domestic carriers. Competition is increasing from well-funded carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft on order and are increasing service to the United States from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Latin America, are government supported or funded, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

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

In addition, several joint ventures among U.S. and foreign carriers, including our transatlantic and transpacific joint ventures, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received antitrust immunity include a transatlantic alliance among United Airlines, Air Canada and Lufthansa German Airlines, a transpacific joint venture between United Airlines and All Nippon Airways, a transatlantic joint venture among American Airlines, British Airways and Iberia and a transpacific joint venture between American Airlines and Japan Air Lines.

Increased competition in both the domestic and international markets may have a material adverse effect on our business, financial condition and operating results.

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
Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations or reduce revenues. The industry is heavily taxed. For example, the Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government adopted a significant increase in the per ticket tax effective in July 2014 and has proposed additional fees. Additional taxes and fees, if implemented, could negatively impact our results of operations.

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
Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. For example, the European Commission adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the U.S. While enforcement of the scheme has been deferred until April 2017, if fully implemented, we expect that this system would impose additional costs on our operations in the European Union. Other laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.
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

Prolonged periods of stagnant or weak economic conditions could have a material adverse effect on our business, financial condition and operating results.
As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, with almost 35% of our revenues from operations outside of the U.S., our business is subject to economic conditions throughout the world. During periods of unfavorable economic conditions in the global economy, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business through videoconferencing. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations.

Terrorist attacks, geopolitical conflict or security breaches may adversely affect our business, financial condition and operating results.
Potential terrorist attacks, geopolitical conflict or security breaches, or fear of such events, even if not made directly on or involving the airline industry, could negatively affect us and the airline industry. The potential negative effects include increased security, insurance costs, impacts from avoiding flight paths over areas in which conflict is occurring, reputational harm and other costs and lost revenue from increased ticket refunds and decreased ticket sales. If any or all of these events occur, they could have a material adverse effect on our business, financial condition and results of operations.

The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.

The rapid spread of a contagious illness, or fear of such an event, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational issues resulting from the rapid spread of contagious illnesses in a part of the world in which we operate may have a materially adverse impact on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, commitments and options at December 31, 2014 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)	Lease	Options(2)
B-717-200	—	6	46	52	12.9	—	36	—
B-737-700	10	—	—	10	5.7	—	—	—
B-737-800	73	—	—	73	13.7	—	—	—
B-737-900ER	21	—	10	31	0.6	69	—	30
B-747-400	5	8	—	13	22.4	—	—	—
B-757-200	90	16	18	124	19.8	—	—	—
B-757-300	16	—	—	16	11.6	—	—	—
B-767-300	11	3	2	16	23.7	—	—	—
B-767-300ER	51	5	2	58	18.5	—	—	1
B-767-400ER	21	—	—	21	13.6	—	—	2
B-777-200ER	8	—	—	8	14.7	—	—	—
B-777-200LR	10	—	—	10	5.5	—	—	3
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	12.7	—	—	—
A320-200	51	—	18	69	19.6	—	—	—
A321-200	—	—	—	—	—	45	—	—
A330-200	11	—	—	11	9.5	—	—	—
A330-300	21	—	—	21	9.1	10	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	—	—	—	—	—	25	—	—
MD-88	76	41	—	117	24.2	—	—	—
MD-90	57	8	—	65	17.6	—	—	—
Total	587	87	98	772	16.9	192	36	36

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft and option agreements for B-767-300ER, B-767-400ER and B-777-200LR aircraft provide for certain aircraft substitution rights.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at December 31, 2014:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900(3)	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	64	—	79	—	—	—	143
ExpressJet Airlines, Inc.	53	41	28	—	—	—	122
SkyWest Airlines, Inc.	48	19	32	—	—	—	99
Compass Airlines, Inc.	—	—	—	—	6	36	42
Chautauqua Airlines, Inc.(2)	—	—	—	41	—	—	41
Shuttle America Corporation	—	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	165	82	139	41	20	52	499

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary of Delta.

(2)	As of January 1, 2015, Chautauqua Airlines, Inc. and all related aircraft were absorbed into the operations of Shuttle America Corporation.

(3)	In addition, we have purchase commitments for two CRJ-900 aircraft that will be operated by our regional carriers and options for an additional 30 CRJ-900 aircraft.

Aircraft Purchase Commitments

Our purchase commitments for additional aircraft at December 31, 2014 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2015	2016	2017	After 2017	Total
B-737-900ER	19	19	19	12	69
B-787-8	—	—	—	18	18
A321-200	—	15	15	15	45
A330-300	4	4	2	—	10
A330-900neo	—	—	—	25	25
A350-900	—	—	6	19	25
CRJ-900	2	—	—	—	2
Total	25	38	42	89	194

Aircraft Options

Our options to purchase additional aircraft at December 31, 2014 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Options	2015	2016	2017	After 2017	Total
B-737-900ER	—	5	6	19	30
B-767-300ER	—	—	1	—	1
B-767-400ER	—	1	1	—	2
B-777-200LR	1	2	—	—	3
CRJ-900	4	24	2	—	30
Total	5	32	10	19	66

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport, on land leased from the City of Atlanta. We own our Atlanta reservations center, other real property in Atlanta, former Northwest headquarters and flight training buildings, which are located near the Minneapolis-St. Paul International Airport, and reservations centers in Minot, North Dakota and Chisholm, Minnesota. We also own a 1.3-acre property in downtown Tokyo and a 33-acre land parcel, 512-room hotel and flight kitchen located near Tokyo's Narita International Airport.

We lease ticket counter and other terminal space, operating areas and air cargo facilities in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance and air cargo facilities at several airports. Our facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing, ticketing and reservations offices in certain locations for varying terms.

Refinery Operations

Our wholly-owned subsidiaries, Monroe and MIPC, own and operate the Trainer refinery and related assets in Pennsylvania. The facility includes pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

ITEM 3. LEGAL PROCEEDINGS

First Bag Fee Antitrust Litigation

In 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways (“AirTran”), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran's CEO at an analyst conference concerning fees for the first checked bag, Delta's imposition of a fee for the first checked bag on November 4, 2008 and AirTran's imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings and remain pending in the Northern District of Georgia. A motion for class certification has been filed, but the Court has not yet ruled on it and no class has been certified to date. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

EU Regulation 261 Class Action Litigation

In February 2011, a putative class action was filed in the U.S. District Court for the Northern District of Illinois seeking to represent all U.S. residents who were passengers on flights during the period from February 2009 to the present who are allegedly entitled to compensation under EU Regulation 261 because their flight was cancelled or delayed by more than three hours. Plaintiffs allege that Delta has incorporated a duty to pay this compensation into its contract of carriage, and assert a claim for breach of contract as the basis for their cause of action. The complaint seeks recovery of the EU Regulation 261 compensation of €600 for each U.S. resident on a flight qualifying for such compensation. In October 2013, the District Court granted Delta’s motion to dismiss all claims with prejudice. The plaintiffs have filed an appeal to the U.S. Court of Appeals for the Seventh Circuit, which remains pending. Delta disputes the allegations in the Complaint and intends to vigorously defend the matter.

***

For a discussion of certain environmental matters, see “Business-Regulatory Matters-Environmental Matters” in Item 1.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE"). The following table sets forth for the periods indicated the highest and lowest sales price for our common stock as reported on the NYSE and dividends declared during these periods.

	Common Stock		Cash Dividends Declared (per share)
	High	Low
Fiscal 2014
Fourth Quarter	$50.16	$30.12	$0.09
Third Quarter	$40.97	$34.59	$0.09
Second Quarter	$42.66	$30.54	$0.06
First Quarter	$35.85	$27.26	$0.06
Fiscal 2013
Fourth Quarter	$29.44	$23.63	$0.06
Third Quarter	$24.10	$18.30	$0.06
Second Quarter	$19.43	$13.94	—
First Quarter	$17.25	$11.97	—

Holders

As of January 31, 2015, there were approximately 3,130 holders of record of our common stock.

Dividends

In the September 2013 quarter, our Board of Directors initiated a quarterly dividend program of $0.06 per share. In the September 2014 quarter, the Board increased the quarterly dividend payment to $0.09 per share. Our ability to pay future dividends is subject to compliance with covenants in several of our credit facilities. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from January 1, 2010 to December 31, 2014 of our common stock to the Standard & Poor's 500 Stock Index and the Amex Airline Index. The comparison assumes $100 was invested on January 1, 2010 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2014 quarter. The total number of shares purchased includes shares repurchased pursuant to our $2.0 billion share repurchase program, which was publicly announced on May 6, 2014 (the "2014 Repurchase Program"). The 2014 Repurchase Program will terminate no later than December 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2014	4,001,416	$37.29	4,001,416	$1,501
November 2014	7,718,441	$42.68	7,718,441	$1,172
December 2014	508,707	$44.23	508,707	$1,150
Total	12,228,564		12,228,564

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited consolidated financial statements, and present selected financial and operating data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2014	2013	2012	2011	2010
Operating revenue	$40,362	$37,773	$36,670	$35,115	$31,755
Operating expense	38,156	34,373	34,495	33,140	29,538
Operating income	2,206	3,400	2,175	1,975	2,217
Other expense, net	(1,134)	(873)	(1,150)	(1,206)	(1,609)
Income before income taxes	1,072	2,527	1,025	769	608
Income tax (provision) benefit	(413)	8,013	(16)	85	(15)
Net income	$659	$10,540	$1,009	$854	$593

Basic earnings per share	$0.79	$12.41	$1.20	$1.02	$0.71
Diluted earnings per share	$0.78	$12.29	$1.19	$1.01	$0.70
Cash dividends declared per share	$0.30	$0.12	$—	$—	$—

The following special items are included in the results above:

	Year Ended December 31,
(in millions)	2014	2013	2012	2011	2010
MTM adjustments	$2,346	$(276)	$(27)	$26	$—
Restructuring and other	716	424	452	242	227
Loss on extinguishment of debt	268	—	118	68	391
Virgin Atlantic MTM adjustments	134	—	—	—	—
Release of tax valuation allowance and intraperiod income tax allocation	—	(7,989)	—	—	—
Merger-related items	—	—	—	—	233
Total	$3,464	$(7,841)	$543	$336	$851

Consolidated Balance Sheet Data

	December 31,
(in millions)	2014	2013	2012	2011	2010
Total assets	$54,121	$52,252	$44,550	$43,499	$43,188
Long-term debt and capital leases (including current maturities)	$9,777	$11,342	$12,709	$13,791	$15,252
Stockholders' equity (deficit)	$8,813	$11,643	$(2,131)	$(1,396)	$897

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2014		2013		2012		2011		2010
Revenue passenger miles (millions)	202,925		194,988		192,974		192,767		193,169
Available seat miles (millions)	239,676		232,740		230,415		234,656		232,684
Passenger mile yield	17.22	¢	16.89	¢	16.46	¢	15.70	¢	14.11	¢
Passenger revenue per available seat mile	14.58	¢	14.15	¢	13.78	¢	12.89	¢	11.71	¢
Operating cost per available seat mile	15.92	¢	14.77	¢	14.97	¢	14.12	¢	12.69	¢
Passenger load factor	84.7%		83.8%		83.8%		82.1%		83.0%
Fuel gallons consumed (millions)	3,893		3,828		3,769		3,856		3,823
Average price per fuel gallon(2)	$3.47		$3.00		$3.25		$3.06		$2.33
Average price per fuel gallon, adjusted(3)	$2.87		$3.07		$3.26		$3.05		$2.33
Full-time equivalent employees, end of period	79,655		77,755		73,561		78,392		79,684

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Includes the impact of fuel hedge activity.

(3)	Non-GAAP financial measure defined and reconciled in "Operating Expense" sections of Results of Operations - 2014 compared to 2013 and 2013 compared to 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights - 2014 Compared to 2013

Our pre-tax income for 2014 was $1.1 billion, representing a $1.5 billion decrease compared to prior year as a result of $3.5 billion of special items. Excluding special items, pre-tax income increased $1.9 billion, or 70%, to $4.5 billion primarily driven by higher passenger revenue, lower fuel prices and flat non-fuel unit cost growth.

Revenue. Our passenger revenue increased $2.0 billion, or 6%, compared to prior year due to a 2% increase in passenger mile yield on 4% higher traffic. Passenger revenue per available seat mile ("PRASM") increased 3% on 3% higher capacity. Our ability to maintain revenue momentum was driven by a strong domestic demand environment, higher corporate sales and merchandising initiatives.

Operating Expense. Total operating expense increased $3.8 billion from 2013 driven by the special items noted above and discussed below. Our consolidated operating cost per available seat mile ("CASM") for 2014 increased 8% to 15.92 cents from 14.77 cents in 2013, on a 3% increase in capacity. Non-fuel unit costs ("CASM-Ex," a non-GAAP financial measure) increased 0.2% to 9.16 cents in 2014 compared to 2013.

The increase in total operating expense is primarily due to special items recorded during the year, including $2.3 billion related to unfavorable MTM adjustments on fuel hedges and $716 million of restructuring and other, primarily associated with our fleet restructuring initiatives. The MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods and were driven by the significant decrease in crude oil prices during the year (from a high of $115 per barrel in June to a low of $57 per barrel at December 31, 2014). Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The fleet restructuring initiatives relate to (1) the early retirement of B-747-400 aircraft associated with our ongoing optimization of the Pacific network and (2) the restructuring of our domestic fleet by replacing a significant portion of our 50-seat regional flying with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft.

The increase in our total operating expense also reflects higher profit sharing, higher salaries and related costs and volume-based cost increases driven by the increase in capacity. These increases were partially offset by a reduction in regional carrier expense, primarily related to lower fuel costs. Salaries and related costs are higher primarily due to employee investments.

The non-GAAP financial measures for pre-tax income, adjusted for special items, and CASM-Ex used in this section are defined and reconciled in "Supplemental Information" below.

Company Initiatives

Network Strategy

We are implementing several strategies that are designed to strengthen and expand our global network and presence. These primarily include our investment in and joint venture with Virgin Atlantic and efforts to optimize the Pacific network. In support of these strategies, in the December 2014 quarter, we announced our order for 50 new widebody aircraft for delivery beginning in 2017 consisting of 25 A330-900neo aircraft, which will mainly be deployed across the Atlantic, and 25 A350-900 aircraft, which will primarily serve the Pacific region.

Virgin Atlantic Investment. We own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways. We also have a transatlantic joint venture with Virgin Atlantic Airways with respect to operations on non-stop routes between the United Kingdom and North America, for which we have antitrust immunity. The relationship allows for joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling. Virgin Atlantic has a significant presence at London's Heathrow airport, the airport of choice for business customers traveling to and from London. Along with our state of the art facility at JFK, our relationship with Virgin Atlantic has provided our customers with superior service and connectivity between New York and London. We expect our joint venture with Virgin Atlantic to increase capacity between the U.S. and United Kingdom by approximately 10% to 39 peak daily round trips in 2015. This reflects a substantial increase from the minimal presence we had to the United Kingdom five years ago.

Pacific Strategy. As part of the Pacific strategy, we are realigning our Pacific fleet by removing less efficient B-747-400 aircraft and replacing them with smaller gauge widebody aircraft we are redeploying from the transatlantic. The smaller gauge aircraft will help better match capacity with demand in the Pacific and are expected to improve margin. Additionally, as noted above, we will be taking delivery of A350-900 aircraft beginning in 2017, which, when coupled with deliveries of A330-300 aircraft that we will receive over the next several years, will result in a 15-20% reduction in seats per departure and generate a significant improvement in operating cost per seat.

We have also made a significant investment in developing Seattle as a hub and international gateway, which will provide for convenient access to and from the Pacific. We expect to leverage our domestic network to feed traffic into Seattle and increase peak daily departures to 120 in 2015. As a result, Seattle will allow us to offer one-stop service to 95% of our West Coast to Asia traffic flows.

Maintaining Cost Performance

As part of our ongoing efforts to maintain cost performance, we continue to be focused on keeping the rate of CASM-Ex growth at less than 2% annually. Fleet restructuring is an important component of our cost initiatives and is focused on lowering unit costs while enhancing the customer experience. We are restructuring our domestic fleet by replacing a significant portion of our 50-seat regional flying with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. During the year ended December 31, 2014, we took delivery of 26 CRJ-900, 39 B-717-200 and 19 B-737-900ER aircraft. We are retiring a significant portion of the 50-seat regional fleet that we lease as part of the fleet restructuring activities. We expect to continue to recognize restructuring charges, representing the remaining obligations under the leases, as we retire the leased aircraft. Although many factors could change over the period of the 50-seat fleet restructuring, we currently estimate that future charges will be between $50 million to $150 million. As a result of restructuring the fleet, we expect to benefit from improved operational and fuel efficiency, customer service and reduced future maintenance cost that we will experience over the life of the new aircraft.

SkyMiles Program

During the March 2014 quarter, we announced changes to the SkyMiles program. Effective January 1, 2015, the SkyMiles program was modified from a model in which customers earn redeemable mileage credits based on distance traveled to a model based on ticket price. Customers earn between five and 11 miles per dollar spent based on their SkyMiles status, and will continue to earn up to an additional two miles per dollar when using their Delta SkyMiles Credit Card, for a total of up to 13 miles per dollar. The modified program will better reward customers who spend more with Delta and give them improved mileage-earning opportunities. The SkyMiles program includes a new award redemption structure that improves award seat availability at the lowest point redemption levels, offers one-way awards at half the price of round-trip, provides new miles plus cash award options, as well as makes significant improvements to delta.com and Delta reservations award shopping tools.

Results of Operations - 2014 Compared to 2013

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Passenger:
Mainline	$28,688	$26,534	$2,154	8%
Regional carriers	6,266	6,408	(142)	(2)%
Total passenger revenue	34,954	32,942	2,012	6%
Cargo	934	937	(3)	—%
Other	4,474	3,894	580	15%
Total operating revenue	$40,362	$37,773	$2,589	7%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2013
(in millions)	Year Ended December 31, 2014	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$17,017	12%	7%	4%	5%	8%	2.0	pts
Atlantic	5,826	3%	—%	1%	3%	2%	(0.8)	pts
Pacific	3,421	(4)%	(1)%	—%	(3)%	(4)%	(0.9)	pts
Latin America	2,424	15%	17%	18%	(2)%	(2)%	(0.7)	pts
Total mainline	28,688	8%	5%	4%	3%	4%	0.7	pts
Regional carriers	6,266	(2)%	(2)%	(4)%	(1)%	2%	1.9	pts
Total consolidated	$34,954	6%	4%	3%	2%	3%	0.9	pts

Passenger revenue increased $2.0 billion, or 6%, over prior year. PRASM increased 3% and passenger mile yield increased 2% on 3% higher capacity. Load factor was 0.9 points higher than prior year at 84.7%.

Our geographic regions generally performed well compared to the prior year, with the domestic region leading year-over-year unit revenue improvement. Unit revenues of the domestic region rose 8% led by strong performances from our hubs in Atlanta, New York-LaGuardia and Seattle.

Revenues related to our international regions increased 3% year-over-year primarily due to 18% capacity growth in the Latin America region as a result of our efforts to improve connections with GOL and Aeroméxico. GOL and Aeroméxico contributed a significant portion of the traffic from the U.S. to Brazil and into key Mexico markets, respectively. Despite these contributions, Latin America unit revenues declined 2% as a result of the capacity increase, some business demand weakness associated with the FIFA World Cup in Brazil and economic concerns in Venezuela. Atlantic unit revenue increased 2% driven by yield improvements. While our joint venture with Virgin Atlantic reflected solid revenue growth, especially in London-Heathrow, Atlantic yields experienced pressure from the impact of geopolitical and health concerns related to service to Africa, the Middle East, and Russia. Our Pacific region experienced a 4% decline in unit revenues driven by lower yield, primarily due to the weakening of the Japanese yen.

Other Revenue. Other revenue increased $580 million, or 15%, primarily due to an increase in sales of SkyMiles, settlements associated with our transatlantic joint venture agreements and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Aircraft fuel and related taxes	$11,668	$9,397	$2,271	24%
Salaries and related costs	8,120	7,720	400	5%
Regional carrier expense	5,237	5,669	(432)	(8)%
Aircraft maintenance materials and outside repairs	1,828	1,852	(24)	(1)%
Depreciation and amortization	1,771	1,658	113	7%
Contracted services	1,749	1,665	84	5%
Passenger commissions and other selling expenses	1,700	1,603	97	6%
Landing fees and other rents	1,442	1,410	32	2%
Profit sharing	1,085	506	579	114%
Passenger service	810	762	48	6%
Aircraft rent	233	209	24	11%
Restructuring and other items	716	402	314	NM(1)
Other	1,797	1,520	277	18%
Total operating expense	$38,156	$34,373	$3,783	11%

(1)
Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 17 of the Notes to the Consolidated Financial Statements.

Fuel Expense. Compared to the prior year, consolidated fuel expense increased $2.0 billion due to unfavorable MTM adjustments on fuel hedges resulting from the significant decrease in crude oil prices during the year (from a high of $115 per barrel in June to a low of $57 per barrel at December 31, 2014) and a 2% increase in consumption, partially offset by an 8% decrease in fuel market price per gallon and increased profitability at Monroe. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$11,668	$9,397	$2,271
Aircraft fuel and related taxes included within regional carrier expense	1,844	2,067	(223)
Total fuel expense	$13,512	$11,464	$2,048	18%

Total fuel consumption (gallons)	3,893	3,828	65	2%
Average price per gallon	$3.47	$3.00	$0.47	16%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost	$11,350	$11,792	$(442)	$2.91	$3.09	$(0.18)
Airline segment fuel hedge losses (gains)(1)	2,258	(444)	2,702	0.58	(0.12)	0.70
Refinery segment impact(1)	(96)	116	(212)	(0.02)	0.03	(0.05)
Total fuel expense	$13,512	$11,464	$2,048	$3.47	$3.00	$0.47
MTM adjustments	(2,346)	276	(2,622)	(0.60)	0.07	(0.67)
Total fuel expense, adjusted	$11,166	$11,740	$(574)	$2.87	$3.07	$(0.20)

(1)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact and MTM Adjustments. During the year ended December 31, 2014, our airline segment fuel hedge loss of $2.3 billion resulted from unfavorable MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with certain counterparties. To the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

We adjust fuel expense for the items noted above to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.87 for the year ended December 31, 2014.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees and an increase in pilot and flight attendant block hours, partially offset by lower pension expense. In 2014, we contributed $917 million to our defined benefit pension plans, including $250 million above the minimum funding requirements.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel expense from both a decrease in the cost of fuel per gallon and a 4% decrease in capacity and fewer required maintenance events. During 2014, we removed thirty-five 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The reduction in aircraft maintenance materials and outside repairs is due primarily to lower engine maintenance volume and a contract settlement charge in 2013, partially offset by a higher volume of cost of sales from our MRO business.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new B-737-900ER and CRJ-900 aircraft, the purchase of aircraft off-lease and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Contracted Services. Contracted services expense increased year-over-year due primarily to costs associated with the 3% increase in capacity.

Passenger Commissions and Other Selling Expenses. Passenger commissions and other selling expenses increased on higher passenger revenue.

Profit Sharing. The increase in profit sharing is driven by an increase in full year pre-tax income, excluding profit sharing and special items, compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Aircraft Rent. Aircraft rent increased year-over-year due primarily to the addition of leased B-717-200 and B-737-900ER aircraft delivered during the year, partially offset by the retirement of certain B-747-400 aircraft.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Results of Operations - 2013 Compared to 2012

Operating Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2013	2012
Passenger:
Mainline	$26,534	$25,173	$1,361	5%
Regional carriers	6,408	6,581	(173)	(3)%
Total passenger revenue	32,942	31,754	1,188	4%
Cargo	937	990	(53)	(5)%
Other	3,894	3,926	(32)	(1)%
Total operating revenue	$37,773	$36,670	$1,103	3%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2012
(in millions)	Year Ended December 31, 2013	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$15,204	8%	1%	2%	6%	5%	(0.8)	pts
Atlantic	5,657	3%	1%	(1)%	2%	3%	1.2	pts
Pacific	3,561	(2)%	1%	(1)%	(2)%	(1)%	1.3	pts
Latin America	2,112	11%	11%	8%	(1)%	2%	2.3	pts
Total mainline	26,534	5%	2%	2%	3%	4%	0.3	pts
Regional carriers	6,408	(3)%	(6)%	(3)%	3%	1%	(1.8)	pts
Total consolidated	$32,942	4%	1%	1%	3%	3%	—	pts

Passenger revenue increased $1.2 billion, or 4%, on a 3% PRASM increase and a 3% increase in passenger mile yield. Revenue remained strong despite lower fuel prices. In addition, the increase in passenger revenue reflects in-flight product enhancements such as the Economy Comfort product and higher corporate sales.

Our geographic regions performed well compared to the prior year, with the domestic region leading year-over-year unit revenue improvement as a result of higher passenger mile yield. Unit revenues of the domestic region rose by over 5% with notable improvements in the New York market. New York unit revenues increased as we continue to see improvements due to our investments in JFK and LaGuardia, as well as many in-flight product enhancements. Revenues related to our international regions increased 3% year-over-year, with slight unit revenue improvements in both Atlantic and Latin America regions. Our Pacific region experienced a slight decline in unit revenues primarily due to the Japanese yen devaluation.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2013	2012
Aircraft fuel and related taxes	$9,397	$10,150	$(753)	(7)%
Salaries and related costs	7,720	7,266	454	6%
Regional carrier expense	5,669	5,647	22	—%
Aircraft maintenance materials and outside repairs	1,852	1,955	(103)	(5)%
Depreciation and amortization	1,658	1,565	93	6%
Contracted services	1,665	1,566	99	6%
Passenger commissions and other selling expenses	1,603	1,590	13	1%
Landing fees and other rents	1,410	1,336	74	6%
Profit sharing	506	372	134	36%
Passenger service	762	732	30	4%
Aircraft rent	209	272	(63)	(23)%
Restructuring and other items	402	452	(50)	NM(1)
Other	1,520	1,592	(72)	(5)%
Total operating expense	$34,373	$34,495	$(122)	—%

(1)
Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 17 of the Notes to the Consolidated Financial Statements.

Fuel Expense. Including regional carriers, fuel expense decreased $787 million due to a 4% decrease in fuel market price per gallon and fuel hedge gains, partially offset by a 2% increase in consumption. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of hedging and the refinery:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2013	2012
Aircraft fuel and related taxes(1)	$9,397	$10,150	$(753)
Aircraft fuel and related taxes included within regional carrier expense	2,067	2,101	(34)
Total fuel expense	$11,464	$12,251	$(787)	(6)%

Total fuel consumption (gallons)	3,828	3,769	59	2%
Average price per gallon	$3.00	$3.25	$(0.25)	(8)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2013	2012		2013	2012
Fuel purchase cost	$11,792	$12,122	$(330)	$3.09	$3.23	$(0.14)
Airline segment fuel hedge (gains) losses(1)	(444)	66	(510)	(0.12)	0.01	(0.13)
Refinery segment impact(1)	116	63	53	0.03	0.01	0.02
Total fuel expense	$11,464	$12,251	$(787)	$3.00	$3.25	$(0.25)
MTM adjustments	276	27	249	0.07	0.01	0.06
Total fuel expense, adjusted	$11,740	$12,278	$(538)	$3.07	$3.26	$(0.19)

(1)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact and MTM Adjustments. During the year ended December 31, 2013, our airline segment fuel hedge gains of $444 million included $276 million of favorable MTM adjustments. These MTM adjustments are based on market prices as of the end of the reporting period for contracts settling in future periods. Such market prices are not necessarily indicative of the actual future value of the underlying hedge in the contract settlement period. The MTM adjustments are reflected in the table above to calculate an effective fuel cost for the period.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with certain counterparties. To the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

We adjust fuel expense for these items to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $3.07 for the year ended December 31, 2013.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees. During the June 2012 quarter, we reached an agreement with the Air Line Pilots Association ("ALPA") that increased pay and benefits for our pilots. Our pilots and substantially all other employees received base pay increases on July 1, 2012 and received additional increases on January 1, 2013. These increases are designed both to recognize changes to the profit sharing program described below and to accelerate the planned 2013 pay increase for non-pilot employees.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The reduction in aircraft maintenance materials and outside repairs is primarily due to a lower volume of sales to third parties of our MRO services and the timing of maintenance events on our fleet.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to our investment in new B-737-900ER and CRJ-900 aircraft, the purchase of aircraft off-lease, and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Contracted Services. Contracted services expense increased year-over-year due primarily to the impact of severe winter storms on our operations and costs associated with the 1% increase in capacity.

Landing Fees and Other Rents. Landing fees and other rents increased year-over-year primarily due to our investment in airport facilities.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding profit sharing and special items, such as MTM adjustments and restructuring and other items, from pre-tax profit. During the June 2012 quarter, our profit sharing program was modified so that we pay 10% of profits on the first $2.5 billion of annual profits effective with the plan year beginning January 1, 2013 compared to paying 15% of annual profit for the 2012 plan year. Under the program, we will continue to pay 20% of annual profit above $2.5 billion.

Aircraft Rent. Aircraft rent decreased year-over-year due primarily due to the purchase of various aircraft off-lease.

Non-Operating Results

	Year Ended December 31,			Favorable (Unfavorable)
(in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest expense, net	$(650)	$(852)	$(1,005)	$202	$153
Loss on extinguishment of debt	(268)	—	(118)	(268)	118
Miscellaneous, net	(216)	(21)	(27)	(195)	6
Total other expense, net	$(1,134)	$(873)	$(1,150)	$(261)	$277

The decline in interest expense, net is driven by reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $14.4 billion at the beginning of 2012 to $9.9 billion at December 31, 2014.

In each of 2014 and 2012, we extinguished $1.6 billion of existing debt under our secured financing arrangements prior to scheduled maturity. In connection with the extinguishment, we recorded losses of $268 million and $118 million, respectively, for the difference between the principal paid and the carrying value of the debt, which included unamortized discounts or premiums and unamortized issuance costs. The unamortized debt discounts resulted from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines. The losses also included premiums paid to retire the debt.

Miscellaneous, net is unfavorable primarily due to our proportionate share of losses from our equity investment in Virgin Atlantic, foreign currency exchange rate losses and a charge associated with the devaluation of the Venezuelan bolivar. The loss from Virgin Atlantic primarily results from unfavorable MTM adjustments on fuel hedges.

Income Taxes

We consider all income sources, including other comprehensive income, in determining the amount of tax (provision) benefit allocated to continuing operations. The following table shows the components of our income tax (provision) benefit:

	Year Ended December 31,
(in millions)	2014	2013	2012
Current tax (provision) benefit:
Federal	$21	$24	$—
State and local	(9)	(3)	15
International	(11)	1	(14)
Deferred tax (provision) benefit:
Federal	(424)	7,197	(4)
State and local	10	794	(13)
Income tax (provision) benefit	$(413)	$8,013	$(16)

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013. The release of the allowance primarily resulted in a net tax benefit of $8.0 billion that was recorded in income tax (provision) benefit in our Consolidated Statement of Operations. Our annual effective tax rate for 2014 was 38.5%. At December 31, 2014, we had over $12.0 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2024. Accordingly, we believe we will not pay any cash federal income taxes during the next few years. See Note 13 of the Notes to the Consolidated Financial Statements for more information.

During 2012, we did not record an income tax provision for U.S. federal income tax purposes since our deferred tax assets were fully reserved by a valuation allowance.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Under multi-year agreements, Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 150,000 barrels (approximately six million gallons) per day for use in airline operations during 2014.

A refinery is subject to EPA requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $111 million and $64 million of expense related to the RINs requirement in 2014 and 2013, respectively, including accruals for our unsettled 2013 and 2014 RINs obligation as of December 31, 2014. We are in possession of the RINs needed to satisfy our 2013 obligation.
The refinery recorded a profit of $96 million in 2014, compared to losses of $116 million and $63 million recorded in 2013 and 2012, respectively. We believe that the increase in jet fuel supply due to the refinery's operation has reduced the overall market price of jet fuel, and thus lowered our cost of jet fuel.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2014, we had $5.2 billion in unrestricted liquidity, consisting of $3.3 billion in cash and cash equivalents and short-term investments and $1.9 billion in undrawn revolving credit facilities. During 2014, we generated $4.9 billion in cash from operating activities, which we used, along with existing cash, to reduce the principal on our debt and capital lease obligations by $1.9 billion, fund capital expenditures of $2.2 billion and return $1.4 billion to shareholders, while maintaining a solid liquidity position.

Sources of Liquidity

Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $4.9 billion in 2014, $4.5 billion in 2013 and $2.5 billion in 2012. We also expect to generate positive cash flows from operations in 2015.

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

Fuel and Fuel Hedge Margins. The cost of jet fuel is our most significant expense, representing approximately 35% of our total operating expenses for 2014. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

We have jet fuel inventories used in our airline operations at various airport locations and in pipelines. We also have refined oil product inventories that are used in our refinery operations. Jet fuel and refined oil product inventories are recorded as fuel inventory.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying our derivative contracts. As a result of the significant decreases in crude oil prices during 2014, the fair value of our hedge contracts were in a loss position at December 31, 2014, resulting in $925 million of margin postings to counterparties.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of 2012 and 2013 with the final payment in 2014. The SkyMiles purchased in December 2014 are expected to be utilized by American Express in 2015.

In 2008, we entered into a multi-year extension of our American Express agreements and received $1.0 billion from American Express for an advance purchase of restricted SkyMiles. The agreement, as modified, provided that our obligations with respect to the advance purchase would be satisfied as American Express used the purchased miles over a specified future period (“SkyMiles Usage Period”). During the SkyMiles Usage Period, which commenced in December 2011, American Express utilized SkyMiles valued at $333 million annually over three years instead of paying cash to Delta for SkyMiles used. In December 2013, we and American Express amended this agreement to allow American Express to use the remaining SkyMiles, valued at $285 million, immediately and without restriction. As of December 31, 2014, American Express had utilized the remaining SkyMiles associated with this advance purchase.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. In 2014, we contributed $917 million to our defined benefit pension plans, including $250 million above the minimum funding requirements. These contributions satisfied the required contributions for our defined benefit plans for 2014 on an accelerated basis. We contributed $914 million in 2013, including $250 million above the minimum funding levels, and $697 million in 2012 to our defined benefit pension plans. We estimate the funding under these plans will total at least $950 million in 2015, including $340 million above the minimum funding requirements.

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

We paid $506 million in profit sharing in February 2014 related to our 2013 pre-tax profit and $372 million in 2013 related to our 2012 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. During the year ended December 2014, we recorded $1.1 billion in profit sharing expense based on 2014 pre-tax profit. To further show our appreciation to our employees, we made an advanced 2014 profit sharing payment totaling more than $300 million, equal to 5% of pay for eligible employees, in October 2014.

Investing Activities

Capital Expenditures. We incurred capital expenditures of $2.2 billion in 2014, $2.6 billion in 2013 and $2.0 billion in 2012. Our capital expenditures were primarily for the purchase of aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $2.8 billion in 2015 primarily for (1) aircraft, including deliveries of B-737-900ERs and A330-300s, along with advance deposit payments for these and our new A321-200, A330-900neo and A350-900 orders, as well as for (2) aircraft modifications, the majority of which relate to enhancing the cabins of our international fleet. We expect that the 2015 investments will be funded primarily through cash flows from operations.

Short-Term Investments. During the September 2014 quarter, we modified our approach to managing short-term investments by investing $1.5 billion of cash reserves in externally managed investment accounts. These new investments are comprised of U.S. government and agency securities, asset- and mortgage-backed securities, corporate obligations and other fixed term securities. The new approach is expected to generate a greater return with a low level of risk due to diversification.

Financing Activities

Debt and Capital Leases. Our principal amount of debt and capital leases has declined from $14.4 billion at the beginning of 2012 to $9.9 billion at December 31, 2014. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $8.4 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our total future interest expense.

Capital Returns to Shareholders. In May 2013, we announced a plan to return more than $1 billion to shareholders over the next three years. As part of this plan, our Board of Directors initiated a quarterly dividend program and a $500 million share repurchase program, which was to be completed no later than June 30, 2016. We completed this share repurchase authorization during the June 2014 quarter.

In May 2014, we announced the next phase of capital returns to shareholders. The Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter and authorized a new $2 billion share repurchase program to be completed no later than December 31, 2016. Together, the increased dividend program and the new repurchase program are expected to return $2.75 billion to shareholders through 2016. During the year ended December 31, 2014, we repurchased and retired 21.3 million shares at a cost of $850 million under the new program. Including the shares repurchased under the May 2013 share repurchase authorization, we repurchased and retired 28.6 million shares at a cost of $1.1 billion for the year ended December 31, 2014.

On October 24, 2014, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of November 7, 2014. This dividend was paid in December 2014 and totaled $75 million. Including dividend payments in the first three quarters, we paid $251 million of dividends for the year ended December 31, 2014. On February 6, 2015, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of February 20, 2015.

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

Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments representing obligations that arise in the ordinary course of business that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (see Note 8)
Principal amount	$1,111	$1,326	$2,137	$2,028	$1,158	$1,709	$9,469
Interest payments	404	335	266	208	130	328	1,671
Capital lease obligations (see Note 9)
Principal amount	108	106	78	40	28	38	398
Interest payments	49	33	19	11	5	4	121
Operating lease payments
Noncancelable payments (see Note 9)	1,707	1,493	1,323	1,120	929	6,169	12,741
Future aircraft leases	25	49	49	47	48	445	663
Aircraft purchase commitments (see Note 12)	1,480	1,970	2,390	2,230	1,060	4,820	13,950
Contract carrier obligations (see Note 12)	2,220	1,930	1,720	1,550	1,430	2,370	11,220
Employee benefit obligations (see Note 11)	770	680	650	740	680	8,320	11,840
Other obligations	630	310	260	180	70	210	1,660
Total	$8,504	$8,232	$8,892	$8,154	$5,538	$24,413	$63,733

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using LIBOR at December 31, 2014.

Operating Lease Payments, Future Aircraft Leases. Represents estimates of lease payments on the remaining 36 B-717-200 aircraft still to be delivered in 2015 pursuant to our lease agreement with Southwest Airlines and on the subsequent lease agreement with The Boeing Company on our B-717-200 fleet.

Aircraft Purchase Commitments. Represents our commitments to purchase 69 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 18 B-787-8, 10 A330-300 and two CRJ-900 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

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

Other Obligations. Represents estimated purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, insurance, marketing, maintenance, technology, sponsorships and other third-party services and products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that require significant judgments and estimates. Accordingly, the actual results may differ materially from these estimates. For a discussion of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.

Frequent Flyer Program

Our frequent flyer program (the “SkyMiles Program”) offers incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We sell mileage credits to non-airline businesses, customers and other airlines. Effective January 1, 2015, the SkyMiles program was modified from a model in which customers earn redeemable mileage credits based on distance traveled to a model based on ticket price. This award change did not affect the way we account for the program.

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

We defer revenue for the mileage credits related to passenger ticket sales and recognize it as passenger revenue when miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused. A hypothetical 10% increase in our estimate of the standalone selling price of a mileage credit would decrease passenger revenue by approximately $53 million, as a result of an increase in the amount of revenue deferred from the mileage component of passenger ticket sales.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple deliverables, as defined below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. In December 2014, we amended our marketing agreements with American Express which increased the value we will receive under the agreements and extended the term to 2022. The amended agreements became effective January 1, 2015. The deliverables under the amended agreements are substantially similar to the previous agreement. We will account for the amended agreements consistent with the accounting method adopted in September 2013 that allocates the consideration received to the individual products and services delivered based on their relative selling prices. The increased value received under the amended agreements will increase the amount of deferred revenue for the travel component and increase the value of the other deliverables, which are recognized in other revenue as they are provided.

In September 2013, we modified our marketing agreements with American Express that required us to change the accounting method for recording SkyMiles sold. Under the previous method, the embedded premium or discount was allocated to the residual products or services in a combined transaction. The new method allocates consideration received based on the relative selling price of each product or service. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The impact of adopting the relative selling price method re-allocated a portion of the embedded discount to the travel component, lowering the deferral rate we use to record miles sold under the agreements and increasing revenue recognized on the remaining deliverables.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (miles) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

Breakage. For mileage credits that we estimate are not likely to be redeemed (“breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2014, the aggregate deferred revenue balance associated with the SkyMiles Program was $4.2 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $28 million impact on our deferred revenue liability at December 31, 2014.

Goodwill and Indefinite-Lived Intangible Assets

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including the key assumptions listed below. We analyze these factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If we determine that it is more likely than not that the asset may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. Under a quantitative approach, we calculate the fair value of the asset using the key assumptions listed below. If the asset's carrying value exceeds its fair value calculated using the quantitative approach, we will record an impairment charge for the difference in fair value and carrying value.

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

Key Assumptions. The key assumptions in our impairment tests include: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. In addition, we consider the amount by which the intangible assets' fair value exceeded their carrying value in the most recent fair value measurement calculated using a quantitative approach.

Changes in certain events and circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack, or other reasons, (5) changes to the regulatory environment (e.g., diminished slot restrictions or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

We assessed each of the above assumptions in our most recent impairment analyses. The combination of our most recently completed annual results and our projected revenues, expenses and cash flows more than offset any negative events and circumstances. The stabilizing operating environment for U.S. airlines has resulted in annual yields increasing along with load factors, leading to improved financial results.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2014. We determined that there was no indication that Goodwill was impaired based upon our qualitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.6 billion at December 31, 2014, of which $4.4 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived assets consist primarily of marketing and partner agreements.

In 2014, we performed a quantitative assessment of our Pacific routes and slots indefinite-lived intangible asset and determined that there was no indication that the asset was impaired. We obtained this asset as part of the acquisition of Northwest Airlines in 2008 and is composed of Pacific route authorities and takeoff and landing rights (“slots”) at Tokyo-Narita International Airport ("Narita"). This intangible asset supports Delta’s Narita hub activities and is essential to Delta's Pacific network. As of the 2014 assessment, the estimated fair value of the Pacific routes and slots intangible asset exceeded the $2.2 billion carrying value by approximately 20%. Changes in key inputs and assumptions, including (1) our strategy related to the composition of our Pacific network and flying, (2) new or enhanced joint ventures or alliances, (3) foreign currency exchange rates, (4) fuel costs and (5) Pacific region profitability, could impact the value of this asset in the future.

We performed a qualitative assessment of all other indefinite-lived intangible assets and determined that there was no indication that our indefinite-lived intangible assets were impaired. The qualitative assessments included analyses and weighting of all relevant factors, including the applicable factors noted above, which impact the fair value of our indefinite-lived intangible assets.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $21.9 billion at December 31, 2014. This value is based on various factors, including the assets' estimated useful lives and salvage values. We record impairment losses on flight equipment and other long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

To determine whether impairments exist for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the fleet's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available.

Income Tax Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results, and tax planning strategies. In evaluating the likelihood of utilizing our net deferred income tax assets, the significant factors that we consider include (1) our recent history of profitability, (2) growth in the U.S. and global economies, (3) forecast of airline revenue trends, (4) estimate of future fuel prices and (5) future impact of taxable temporary differences.

We recorded a full valuation allowance in 2004 due to our cumulative loss position at that time. During 2013, after considering all positive and negative evidence, we concluded that our deferred income tax assets are more likely than not to be realized. Accordingly, we released substantially all of the valuation allowance against our net deferred income tax assets. We recognized an $8.0 billion benefit in our provision for income taxes, primarily related to the valuation allowance release.

At the end of 2014 our net deferred tax asset balance was $7.6 billion, against which we maintained a $46 million valuation allowance, primarily related to state net operating losses with limited expiration periods.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2014, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $12.5 billion. During 2014, we contributed $917 million to these plans and recorded $233 million of expense in salaries and related costs on our Consolidated Statement of Operations. In 2015, we estimate we will contribute at least $950 million to these plans, including $340 million of contributions above the minimum funding requirements, and that our expense will be approximately $250 million. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 4.14% and 5.01% at December 31, 2014 and 2013, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.10% to 4.99% between 2014 and 2012.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan asset assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our actual historical annualized three and five year rate of return on plan assets for our defined benefit pension plans was approximately 11% and 9%, respectively, as of December 31, 2014. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds, and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2014 was 9%.

Life Expectancy. We have historically utilized the Society of Actuaries' ("SOA") published mortality data in developing a best estimate of life expectancy. On October 27, 2014, the SOA published updated mortality tables for U.S. plans and an updated improvement scale, which both reflect improved longevity. Based on an evaluation of these new tables and our perspective of future longevity, we updated the mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations at December 31, 2014. The improvement in life expectancy increases our benefit obligations and future expense as benefit payments are paid over an extended period of time.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2015 Pension Expense	Effect on Accrued Pension Liability at December 31, 2014
0.50% decrease in weighted average discount rate	-$4 million	+$1.5 billion
0.50% increase in weighted average discount rate	-$3 million	-$1.4 billion
0.50% decrease in expected long-term rate of return on assets	+$48 million	—
0.50% increase in expected long-term rate of return on assets	-$48 million	—

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

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income." The standard revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For additional information, see Note 15.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in 2012 and have presented comprehensive income in our Consolidated Statements of Comprehensive Income (Loss).

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

•
Restructuring and other. Because of the variability in restructuring and other, the exclusion of this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

•
Loss on extinguishment of debt. Because of the variability in loss on extinguishment of debt, the exclusion of this item is helpful to investors to analyze the company's recurring core operational performance in the periods shown.

•
Virgin Atlantic MTM adjustments. We record our proportionate share of earnings from our equity investment in Virgin Atlantic in other expense. We exclude Virgin Atlantic's MTM adjustments to allow investors to better understand and analyze the company’s financial performance in the periods shown.

	Year Ended December 31,
(in millions)	2014	2013
Pre-tax income	$1,072	$2,527
Items excluded:
MTM adjustments	2,346	(276)
Restructuring and other	716	424
Loss on extinguishment of debt	268	—
Virgin Atlantic MTM adjustments	134	—
Pre-tax income, adjusted	$4,536	$2,675

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We exclude the following items from CASM to determine CASM-Ex for the reasons described:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The exclusion of aircraft fuel and related taxes (including our regional carriers) allows investors to better understand and analyze our non-fuel costs and our year-over-year financial performance.

•
Profit sharing. We exclude profit sharing because this exclusion allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•
Restructuring and other. Because of the variability in restructuring and other, the exclusion of this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

•
Other expenses. Other expenses include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties. Because these businesses are not related to the generation of a seat mile, we exclude the costs related to these sales to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

	Year Ended December 31,
	2014	2013
CASM	15.92 ¢	14.77 ¢
Items excluded:
Aircraft fuel and related taxes	(5.64)	(4.92)
Profit sharing	(0.45)	(0.22)
Restructuring and other	(0.30)	(0.17)
Other expenses	(0.37)	(0.32)
CASM-Ex	9.16 ¢	9.14 ¢

Glossary of Defined Terms

ASM - Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM - (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period.

CASM-Ex - The amount of operating cost incurred per ASM during a reporting period, excluding aircraft fuel and related taxes, profit sharing, restructuring and other items and other expenses, including aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties.

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Our fuel hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices change significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the year ended December 31, 2014, aircraft fuel and related taxes, including our regional carriers, accounted for $13.5 billion, or 35%, of our total operating expense. We recognized $2.0 billion of fuel hedge losses during the year ended December 31, 2014, due to unfavorable MTM adjustments.

The following table shows the projected cash impact to fuel cost assuming 20% and 40% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at January 31, 2015 based on their contract settlement dates, assuming the same 20% and 40% changes.

	(in millions)
	Period from February 1, 2015 to December 31, 2015			Fuel Hedge Margin (Posted to) Received from Counterparties(3)
	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 40%	$(2,430)	$850	$(1,580)	$(680)
+ 20%	(1,220)	420	(800)	(820)
- 20%	1,220	(410)	810	(780)
- 40%	2,430	(1,140)	1,290	(1,400)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.60, excluding transportation costs and taxes, at January 31, 2015 and estimated fuel consumption of 3.6 billion gallons for the period from February 1, 2015 to December 31, 2015.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at January 31, 2015.

(3)	Projections represent margin estimates for the entire fuel hedge portfolio at January 31, 2015, including contracts settling in 2016.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2014, we had $4.1 billion of fixed-rate long-term debt and $5.4 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $170 million at December 31, 2014 and would have increased the annual interest expense on our variable-rate long-term debt by $42 million, exclusive of the impact of our interest rate hedge contracts.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and Canadian dollar. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2014, we had open foreign currency forward contracts totaling a $73 million asset position. We estimate that a 10% depreciation or appreciation in the price of the Japanese yen and Canadian dollar in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $60 million gain or $80 million loss, respectively, for the year ending December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 10, 2015

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,088	$2,844
Short-term investments	1,217	959
Accounts receivable, net of an allowance for uncollectible accounts of $21 and $23 at December 31, 2014 and 2013, respectively	2,297	1,609
Hedge margin receivable	925	3
Fuel inventory	534	706
Expendable parts and supplies inventories, net of an allowance for obsolescence of $127 and $118 at December 31, 2014 and 2013, respectively	318	357
Hedge derivatives asset	1,078	585
Deferred income taxes, net	3,275	1,736
Prepaid expenses and other	733	852
Total current assets	12,465	9,651

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $9,340 and $7,792 at December 31, 2014 and 2013, respectively	21,929	21,854

Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $793 and $738 at December 31, 2014 and 2013, respectively	4,603	4,658
Deferred income taxes, net	4,320	4,992
Other noncurrent assets	1,010	1,303
Total other assets	19,727	20,747
Total assets	$54,121	$52,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,216	$1,547
Air traffic liability	4,296	4,122
Accounts payable	2,622	2,300
Accrued salaries and related benefits	2,266	1,926
Hedge derivatives liability	2,772	146
Frequent flyer deferred revenue	1,580	1,861
Other accrued liabilities	2,127	2,250
Total current liabilities	16,879	14,152

Noncurrent Liabilities:
Long-term debt and capital leases	8,561	9,795
Pension, postretirement and related benefits	15,138	12,392
Frequent flyer deferred revenue	2,602	2,559
Other noncurrent liabilities	2,128	1,711
Total noncurrent liabilities	28,429	26,457

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 845,048,310 and 869,484,981 shares issued at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	12,981	13,982
Retained earnings	3,456	3,049
Accumulated other comprehensive loss	(7,311)	(5,130)
Treasury stock, at cost, 19,790,077 and 18,041,848 shares at December 31, 2014 and 2013, respectively	(313)	(258)
Total stockholders' equity	8,813	11,643
Total liabilities and stockholders' equity	$54,121	$52,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012
Operating Revenue:
Passenger:
Mainline	$28,688	$26,534	$25,173
Regional carriers	6,266	6,408	6,581
Total passenger revenue	34,954	32,942	31,754
Cargo	934	937	990
Other	4,474	3,894	3,926
Total operating revenue	40,362	37,773	36,670

Operating Expense:
Aircraft fuel and related taxes	11,668	9,397	10,150
Salaries and related costs	8,120	7,720	7,266
Regional carrier expense	5,237	5,669	5,647
Aircraft maintenance materials and outside repairs	1,828	1,852	1,955
Depreciation and amortization	1,771	1,658	1,565
Contracted services	1,749	1,665	1,566
Passenger commissions and other selling expenses	1,700	1,603	1,590
Landing fees and other rents	1,442	1,410	1,336
Profit sharing	1,085	506	372
Passenger service	810	762	732
Aircraft rent	233	209	272
Restructuring and other items	716	402	452
Other	1,797	1,520	1,592
Total operating expense	38,156	34,373	34,495

Operating Income	2,206	3,400	2,175

Other Expense:
Interest expense, net	(650)	(852)	(1,005)
Loss on extinguishment of debt	(268)	—	(118)
Miscellaneous, net	(216)	(21)	(27)
Total other expense, net	(1,134)	(873)	(1,150)

Income Before Income Taxes	1,072	2,527	1,025

Income Tax (Provision) Benefit	(413)	8,013	(16)

Net Income	$659	$10,540	$1,009

Basic Earnings Per Share	$0.79	$12.41	$1.20
Diluted Earnings Per Share	$0.78	$12.29	$1.19
Cash Dividends Declared Per Share	$0.30	$0.12	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2014	2013	2012
Net Income	$659	$10,540	$1,009
Other comprehensive (loss) income:
Net gain on foreign currency and interest rate derivatives	3	482	211
Net change in pension and other benefit liabilities	(2,194)	2,984	(2,019)
Net gain (loss) on investments	10	(19)	(3)
Total Other Comprehensive (Loss) Income	(2,181)	3,447	(1,811)
Comprehensive (Loss) Income	$(1,522)	$13,987	$(802)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$659	$10,540	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,771	1,658	1,565
Amortization of debt discount, net	59	154	193
Hedge derivative contracts	2,186	(86)	(209)
Deferred income taxes	414	(7,991)	17
Pension, postretirement and postemployment expense less than payments	(723)	(624)	(208)
Restructuring and other items	758	285	184
Extinguishment of debt	268	—	118
Equity investment loss (earnings)	106	(24)	—
SkyMiles used pursuant to advance purchase under American Express Agreements	—	(333)	(333)
Changes in certain assets and liabilities:
Receivables	(302)	90	(116)
Restricted cash and cash equivalents	62	231	(51)
Fuel inventory	172	(87)	(451)
Hedge margin	(922)	14	14
Prepaid expenses and other current assets	58	28	(134)
Air traffic liability	174	426	216
Frequent flyer deferred revenue	(238)	(121)	(115)
Accounts payable and accrued liabilities	228	213	899
Other, net	217	131	(122)
Net cash provided by operating activities	4,947	4,504	2,476

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,662)	(2,117)	(1,196)
Ground property and equipment, including technology	(587)	(451)	(772)
Purchase of Virgin Atlantic shares	—	(360)	—
Purchase of short-term investments	(1,795)	(959)	(958)
Redemption of short-term investments	1,533	1,117	1,019
Other, net	48	14	(55)
Net cash used in investing activities	(2,463)	(2,756)	(1,962)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,928)	(1,461)	(2,864)
Repurchase of common stock	(1,100)	(250)	—
Cash dividends	(251)	(102)	—
Proceeds from long-term obligations	1,020	268	1,965
Other, net	19	225	144
Net cash used in financing activities	(3,240)	(1,320)	(755)

Net (Decrease) Increase in Cash and Cash Equivalents	(756)	428	(241)
Cash and cash equivalents at beginning of period	2,844	2,416	2,657
Cash and cash equivalents at end of period	$2,088	$2,844	$2,416

Supplemental Disclosure of Cash Paid for Interest	$560	$698	$834
Non-Cash Transactions:
Flight equipment under capital leases	$28	$67	$28
Built-to-suit leased facilities	7	114	214
American Express advance purchase of restricted SkyMiles	—	285	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2012	861	$—	$13,999	$(8,398)	$(6,766)	16	$(231)	$(1,396)
Net income	—	—	—	1,009	—	—	—	1,009
Other comprehensive loss	—	—	—	—	(1,811)	—	—	(1,811)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $10.91(1) per share)	5	—	54	—	—	—	(3)	51
Stock options exercised	2	—	16	—	—	—	—	16
Balance at December 31, 2012	868	—	14,069	(7,389)	(8,577)	16	(234)	(2,131)
Net income	—	—	—	10,540	—	—	—	10,540
Dividends declared	—	—	—	(102)	—	—	—	(102)
Other comprehensive income	—	—	—	—	3,447	—	—	3,447
Shares of common stock issued and compensation expense associated with equity awards and other (Treasury shares withheld for payment of taxes, $14.97(1) per share)	5	—	90	—	—	2	(24)	66
Stock options exercised	6	—	73	—	—	—	—	73
Stock purchased and retired	(10)	—	(250)	—	—	—	—	(250)
Balance at December 31, 2013	869	—	13,982	3,049	(5,130)	18	(258)	11,643
Net income	—	—	—	659	—	—	—	659
Dividends declared	—	—	—	(252)	—	—	—	(252)
Other comprehensive loss	—	—	—	—	(2,181)	—	—	(2,181)
Shares of common stock issued and compensation expense associated with equity awards and other (Treasury shares withheld for payment of taxes, $31.46(1) per share)	3	—	81	—	—	2	(55)	26
Stock options exercised	2	—	18	—	—	—	—	18
Stock purchased and retired	(29)	—	(1,100)	—	—	—	—	(1,100)
Balance at December 31, 2014	845	$—	$12,981	$3,456	$(7,311)	20	$(313)	$8,813

(1)	Weighted average price per share

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

As described in Note 4, we became the sole owner of Endeavor Air, Inc. ("Endeavor"), formerly Pinnacle Airlines, Inc., on May 1, 2013, pursuant to a confirmed plan of reorganization in the bankruptcy cases of Endeavor and its affiliates. Prior to this acquisition, Endeavor served as a regional carrier under a capacity purchase agreement where we purchased Endeavor's entire seat inventory and marketed it under the Delta tradename. Accordingly, Endeavor's passenger revenue was included in regional carriers passenger revenue in Delta's Consolidated Statements of Operations. All of the expenses Delta incurred under this arrangement were included in contract carrier arrangements expense. Subsequent to this acquisition, we have maintained this presentation and have re-titled contract carrier arrangements expense as regional carrier expense to reflect the inclusion of a wholly-owned regional carrier. This presentation aligns with the regional revenue presentation on the Consolidated Statements of Operations.

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

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income." The standard revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have presented amounts reclassified out of accumulated other comprehensive income in a note to the financial statements. For additional information, see Note 15.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income and is effective retrospectively for fiscal years beginning after December 15, 2011. We adopted this standard in 2012 and have presented comprehensive income in our Consolidated Statements of Comprehensive (Loss) Income.

Cash and Cash Equivalents and Short-Term Investments

Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents. Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs. All short-term investments are classified as either available-for-sale or held-to-maturity and realized gains and losses are recorded using the specific identification method.

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

Inventories

Spare Parts. Inventories of expendable parts related to flight equipment, which cannot be economically repaired, reconditioned or reused after removal from the aircraft, are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet. We also provide allowances for parts identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost.

Refinery. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at recoverable cost. We use jet fuel produced by the refinery and procured through the exchange with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces in our airline operations. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead.

Accounting for Refinery Related Buy/Sell Agreements

To the extent that we receive jet fuel for non-jet fuel products exchanged under buy/sell agreements, we account for these transactions as nonmonetary exchanges. We have recorded these nonmonetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on the Consolidated Statements of Operations.

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

Designated as Cash Flow Hedges. For derivative contracts designated as cash flow hedges (interest rate contracts and foreign currency exchange contracts), the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other expense.

Designated as Fair Value Hedges. For derivative contracts designated as fair value hedges (interest rate contracts), the gain or loss on the derivative is reported in earnings and an equivalent amount is reflected as a change in the carrying value of long-term debt and capital leases, with an offsetting loss or gain recognized in current earnings. We include the gain or loss on the hedged item in the same account as the offsetting loss or gain on the related derivative contract, resulting in no impact to our Consolidated Statements of Operations.

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

We perform, at least quarterly, an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts that continue to be designated as hedges, consisting of interest rate and foreign currency exchange contracts, will continue to be highly effective in offsetting changes in fair value or cash flow, respectively, attributable to the hedged risk.

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

The hedge margin we receive from counterparties is recorded in cash and cash equivalents or prepaid expenses and other, with the offsetting obligation in accounts payable. The hedge margin we provide to counterparties is recorded in hedge margin receivable. All cash flows associated with purchasing and settling hedge contracts are classified as operating cash flows.

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

Frequent Flyer Program

Our frequent flyer program (the “SkyMiles Program”) offers incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, regional air carriers with which we have contract carrier agreements and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We sell mileage credits to non-airline businesses, customers and other airlines. Effective January 1, 2015, the SkyMiles program was modified from a model in which customers earn redeemable mileage credits based on distance traveled to a model based on ticket price. This award change did not affect the way we account for the program.

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

In December 2014, we amended our marketing agreements with American Express which increased the value we will receive under the agreements and extended the term to 2022. The amended agreements became effective January 1, 2015. The deliverables under the amended agreements are substantially similar to the previous agreement. We will account for the amended agreements consistent with the accounting method adopted in September 2013 that allocates the consideration received to the individual products and services delivered based on their relative selling prices. The increased value received under the amended agreements will increase the amount of deferred revenue for the travel component and increase the value of the other deliverables, which are recognized in other revenue as they are provided.

In September 2013, we modified our marketing agreements with American Express that required us to change the accounting method for recording SkyMiles sold. Under the previous method, the embedded premium or discount was allocated to the residual products or services in a combined transaction. The new method allocates consideration received based on the relative selling price of each product or service. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The impact of adopting the relative selling price method re-allocated a portion of the embedded discount to the travel component, lowering the deferral rate we use to record miles sold under the agreements and increasing revenue recognized on the remaining deliverables.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (miles) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

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

Regional Carriers Revenue

We have contract carrier agreements with third-party regional carriers ("Contract Carriers"), in addition to our wholly-owned subsidiary, Endeavor. In May 2013, Endeavor emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization. Our wholly-owned subsidiary, Comair, Inc. ("Comair") ceased operations in September 2012 (see Note 17).

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

Other Revenue

Other revenue is primarily comprised of (1) the non-travel components of the sale of mileage credits discussed above, (2) baggage fee revenue, (3) other miscellaneous service revenue, including ticket change fees, (4) revenue from ancillary businesses, such as the aircraft maintenance and repair and staffing services we provide to third parties and (5) the sale of certain non-jet fuel products by our refinery to third parties.

Long-Lived Assets

The following table summarizes our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2014	2013
Flight equipment	21-30 years	$24,313	$23,373
Ground property and equipment	3-40 years	5,198	4,596
Flight and ground equipment under capital leases	Shorter of lease term or estimated useful life	1,141	1,296
Advance payments for equipment		617	381
Less: accumulated depreciation and amortization(1)		(9,340)	(7,792)
Total property and equipment, net		$21,929	$21,854

(1) Includes accumulated amortization for flight and ground equipment under capital leases in the amount of $767 million and $657 million at December 31, 2014 and 2013, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $1.7 billion, $1.6 billion and $1.5 billion for each of the years ended December 31, 2014, 2013 and 2012, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software, and amortize those costs over an estimated useful life of three to seven years. Included in the depreciation and amortization expense discussed above, we recorded $129 million, $110 million and $76 million for amortization of capitalized software for the years ended December 31, 2014, 2013 and 2012, respectively. The net book value of these assets totaled $411 million and $383 million at December 31, 2014 and 2013, respectively.

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

To determine whether impairments exist for aircraft used in operations, we group assets at the fleet-type level (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the fleet's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available.

Goodwill and Other Intangible Assets

Our goodwill and identifiable intangible assets relate to the airline segment. We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including the key assumptions listed below. We analyze these factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If we determine that it is more likely than not that the asset may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. Under a quantitative approach, we calculate the fair value of the asset using the key assumptions listed below. If the asset's carrying value exceeds its fair value calculated using the quantitative approach, we will record an impairment charge for the difference in fair value and carrying value.

We value goodwill and indefinite-lived intangible assets primarily using market capitalization and income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates.

Changes in certain events and circumstances could result in impairment. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack, or other reasons, (5) changes to the regulatory environment (e.g., diminished slot restrictions or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

Goodwill. In evaluating goodwill for impairment, we estimate the fair value of our reporting unit by considering market capitalization and other factors if it is more likely than not that the fair value of our reporting unit is less than its carrying value. If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.

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

Income Taxes

We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are recorded net as current and noncurrent deferred income taxes. A valuation allowance is recorded to reduce deferred tax assets when necessary. For additional information about our income taxes, see Note 13.

Manufacturers' Credits

We periodically receive credits in connection with the acquisition of aircraft and engines. These credits are deferred until the aircraft and engines are delivered, and then applied as a reduction to the cost of the related equipment.

Maintenance Costs

We record maintenance costs to aircraft maintenance materials and outside repairs. Maintenance costs are expensed as incurred, except for costs incurred under power-by-the-hour contracts, which are expensed based on actual hours flown. Power-by-the-hour contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.

Advertising Costs

We expense advertising costs as other selling expenses in the year incurred. Advertising expense was approximately $200 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Commissions

Passenger sales commissions are recognized in operating expense when the related revenue is recognized.

NOTE 2. SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, and is used in resource allocation and performance assessments. Our chief operating decision maker is considered to be our executive leadership team. Our executive leadership team regularly reviews discrete information for our two operating segments, which are determined by the products and services provided: our airline segment and our refinery segment.
Our airline segment is managed as a single business unit that provides scheduled air transportation for passengers and cargo throughout the United States and around the world and other ancillary airline services, including maintenance and repair services for third parties. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

Our refinery segment provides jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. Our refinery segment operates for the benefit of the airline segment.

Refinery Operations

Fuel expense is our single largest expense. In June 2012, we purchased an oil refinery as part of our strategy to mitigate the increasing cost of the refining margin we pay. At that time, global demand for jet fuel and related products had increased while jet fuel refining capacity had decreased in the U.S. (particularly in the Northeast), resulting in increases in the refining margin reflected in the prices we paid for jet fuel. Our wholly-owned subsidiaries, Monroe Energy, LLC, and MIPC, LLC (collectively, “Monroe”), acquired the Trainer refinery and related assets located near Philadelphia, Pennsylvania, from Phillips 66, which had shut down operations at the refinery. Monroe invested $180 million to acquire the refinery. Monroe received a $30 million grant from the Commonwealth of Pennsylvania. The acquisition included pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

We accounted for the refinery acquisition as a business combination. The refinery, pipelines and terminal assets acquired were recorded at $180 million in property and equipment, net based on their respective fair values on the closing date of the transaction.

The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2014, 2013 and 2012 was $5.1 billion, $5.4 billion and $1.1 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2014
Operating revenue:	$40,217	$6,959			$40,362
Sales to airline segment			$(1,313)	(1)
Exchanged products			(5,104)	(2)
Sales of refined products to third parties			(397)	(3)
Operating income(4)	2,110	96			2,206
Interest expense, net	650	—			650
Depreciation and amortization	1,745	26			1,771
Total assets, end of period	53,012	1,109			54,121
Capital expenditures	2,184	65			2,249
Year Ended December 31, 2013
Operating revenue:	$37,773	$7,003			$37,773
Sales to airline segment			$(1,156)	(1)
Exchanged products			(5,352)	(2)
Sales of refined products to third parties			(495)	(3)
Operating income (loss)(4)	3,516	(116)			3,400
Interest expense, net	852	—			852
Depreciation and amortization	1,641	17			1,658
Total assets, end of period	51,080	1,172			52,252
Capital expenditures	2,516	52			2,568
Year Ended December 31, 2012
Operating revenue:	$36,670	$1,347			$36,670
Sales to airline segment			$(213)	(1)
Exchanged products			(1,121)	(2)
Sales of refined products to third parties			(13)	(3)
Operating income (loss)(4)	2,238	(63)			2,175
Interest expense, net	1,005	—			1,005
Depreciation and amortization	1,561	4			1,565
Total assets, end of period	43,386	1,164			44,550
Capital expenditures	1,637	331			1,968

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

(b)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

(in millions)	December 31, 2014	Level 1	Level 2	Valuation Technique
Cash equivalents	$1,612	$1,612	$—	(a)
Short-term investments
U.S. government and agency securities	59	—	59	(a)
Asset- and mortgage-backed securities	392	—	392	(a)
Corporate obligations	749	—	749	(a)
Other fixed income securities	17	—	17	(a)
Restricted cash equivalents and investments	37	37	—	(a)
Long-term investments	118	90	28	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	(1,848)	(167)	(1,681)	(a)(b)
Interest rate contracts	(7)	—	(7)	(a)(b)
Foreign currency exchange contracts	73	—	73	(a)

(in millions)	December 31, 2013	Level 1	Level 2	Valuation Technique
Cash equivalents	$2,487	$2,487	$—	(a)
Short-term investments
U.S. government securities	959	959	—	(a)
Restricted cash equivalents and investments	118	118	—	(a)
Long-term investments	109	80	29	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	314	16	298	(a)(b)
Interest rate contracts	(67)	—	(67)	(a)(b)
Foreign currency exchange contracts	257	—	257	(a)

(1)	See Note 11, “Employee Benefit Plans,” for fair value of benefit plan assets.

Cash Equivalents and Restricted Cash Equivalents and Investments. Cash equivalents generally consist of money market funds. Restricted cash equivalents and investments primarily support letters of credit that relate to certain projected self-insurance obligations and airport commitments and generally consist of money market funds and time deposits. The fair value of these investments is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Short-Term Investments. Short-term investments generally consist of U.S. government and agency securities, asset- and mortgage-backed securities, corporate obligations and other fixed income securities. The U.S. government securities designated as held-to-maturity are recorded at cost, which approximates fair value, while those that are designated as available-for-sale are valued based on quoted market prices. The fair values of our U.S. government agency securities, asset- and mortgage-backed securities, corporate obligations and other fixed term securities are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted interest rates, benchmark curves, credit ratings of the security and other observable information.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 26% to 57% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contracts. Our interest rate derivatives consist of swap contracts and are valued primarily based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Short-Term Investments

During the September 2014 quarter, we modified our approach to managing short-term investments by investing $1.5 billion of cash reserves in externally managed investment accounts. These new investments are comprised of U.S. government and agency securities, asset- and mortgage-backed securities, corporate obligations and other fixed term securities.

Maturities for Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at December 31, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Available- For-Sale
December 31, 2014
Due in one year or less	$175
Due after one year through three years	791
Due after three years through five years	163
Due after five years	88
Total	$1,217

Other Investments

Endeavor

In May 2013, Endeavor emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization. Consideration for our acquisition of Endeavor totaled $30 million, primarily consisting of previous loans and advances we made to Endeavor. The primary assets acquired and liabilities assumed related to 16 CRJ-900 aircraft with a fair value of $270 million and related debt of $240 million on the date of acquisition. These aircraft and 169 other aircraft leased by Endeavor were already in service to Delta; accordingly, our total regional carrier fleet was unaffected by the acquisition.

Virgin Atlantic

In June 2013, we purchased a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, for $360 million. In addition, we entered into a collaborative arrangement with Virgin Atlantic on non-stop routes between the United Kingdom and North America. In September 2013, the U.S. Department of Transportation ("DOT") granted antitrust immunity on these routes. Effective January 1, 2014, we began our immunized collaborative arrangement, which allows for joint marketing and sales, coordinated pricing and revenue management, networking planning and scheduling and other coordinated activities with respect to operations on routes between North America and the United Kingdom. As a result of this relationship, our customers have increased access and frequencies to London's Heathrow airport from points in the U.S., primarily from our hub at New York's JFK airport.

We account for the investment under the equity method of accounting and recognize our portion of Virgin Atlantic's financial results in other expense in our Consolidated Statements of Operations. As part of the equity method of accounting, we allocated the investment in Virgin Atlantic to (1) our portion of their equity, (2) adjustments in the fair market value of assets and liabilities and (3) implied goodwill. Our share of Virgin Atlantic's equity was approximately $60 million; accordingly, the majority of the allocation was to the fair value of indefinite-lived intangible assets and implied goodwill.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. During the years ended December 31, 2014 and 2013, we recorded a $2.0 billion fuel hedge loss and a $493 million fuel hedge gain, respectively.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In an effort to manage our exposure to the risk associated with our variable rate long-term debt, we periodically enter into interest rate swaps. We designate interest rate contracts used to convert the interest rate exposure on a portion of our debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting our interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges. During 2014, we terminated our remaining interest rate swap agreements designated as cash flow hedges in connection with the extinguishment of the underlying debt.

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

During the December 2014 quarter, we restructured certain foreign currency exchange contracts by re-hedging exposures at current market levels, resulting in an unrealized gain of $150 million. The gain on these contracts will be recognized during 2015 in accordance with their original contract settlement dates.

Hedge Position as of December 31, 2014

(in millions)	Notional Balance		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	$416	U.S. dollars	August 2022	5	—	—	(12)	(7)
Foreign currency exchange contracts	77,576	Japanese yen	October 2017	25	49	(1)	—	73
	511	Canadian dollars
Not designated as hedges
Fuel hedge contracts	8,604	gallons - crude oil, diesel and jet fuel	December 2016	1,048	3	(2,771)	(128)	(1,848)
Total derivative contracts				$1,078	$52	$(2,772)	$(140)	$(1,782)

Hedge Position as of December 31, 2013

(in millions)	Notional Balance		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (cash flow hedges)	$477	U.S. dollars	May 2019	$—	$—	$(17)	$(26)	$(43)
Interest rate contract (fair value hedge)	$445	U.S. dollars	August 2022	—	—	(2)	(22)	(24)
Foreign currency exchange contracts	120,915	Japanese yen	August 2016	157	100	—	—	257
	438	Canadian dollars
Not designated as hedges
Fuel hedge contracts	5,318	gallons - crude oil, diesel and jet fuel	March 2015	428	29	(127)	(16)	314
Total derivative contracts				$585	$129	$(146)	$(64)	$504

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2014
Net derivative contracts	$29	$49	$(1,723)	$(137)	$(1,782)
December 31, 2013
Net derivative contracts	$456	$116	$(19)	$(49)	$504

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
(in millions)	2014	2013	2012	2014	2013	2012
Fuel hedge contracts	$—	$—	$15	$—	$—	$(15)
Interest rate contracts	(31)	—	(5)	38	28	14
Foreign currency exchange contracts	158	135	(25)	(34)	133	212
Total designated	$127	$135	$(15)	$4	$161	$211

As of December 31, 2014, we have recorded $174 million of net gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted net margin of $925 million as of December 31, 2014 and received net margin of $65 million as of December 31, 2013.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services, the majority of which are processed through major credit card companies. We also have receivables from the sale of mileage credits under our SkyMiles Program to participating airlines and non-airline businesses such as credit card companies, hotels and car rental agencies. The credit risk associated with our receivables is minimal.

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience.

NOTE 6. JFK REDEVELOPMENT

We are optimizing our international and trans-continental flight schedule and undertaking a redevelopment project at John F. Kennedy International Airport (“JFK”) to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Prior to beginning the redevelopment project, we primarily operated domestic flights out of Terminal 2 and international flights out of Terminal 3 under leases with the Port Authority of New York and New Jersey (“Port Authority”), which operates JFK. In 2013, we completed construction on nine new international widebody gates at Terminal 4, Concourse B, and relocated our operations from Terminal 3 to our new facilities there. In 2014, we substantially completed the demolition of Terminal 3 and began work on the site for ramp paving in order to accommodate new aircraft parking. During 2013, we also announced that we would begin construction of another extension of Terminal 4, Concourse B, for an additional $180 million expansion project that added 11 more regional jet gates. This second extension was completed in January 2015 when we relocated the majority of our regional jet operations from Terminal 2 to Terminal 4. Terminal 4 is operated by JFK International Air Terminal LLC (“IAT”), a private party, under its lease with the Port Authority.

In December 2010, the Port Authority issued approximately $800 million principal amount of special project bonds to fund the majority of the project. Also in December 2010, we entered into a 33 year agreement with IAT (“Sublease”) to sublease space in Terminal 4. IAT is unconditionally obligated under its lease with the Port Authority to pay rentals from the revenues it receives from its operation and management of Terminal 4, including, among others, our rental payments under the Sublease, in an amount sufficient to pay principal and interest on the bonds. We do not guarantee payment of the bonds. The balance of the project costs will be provided by Port Authority passenger facility charges, Transportation Security Administration funding and our contributions. Our future rental payments will vary based on our share of total passenger and baggage counts at Terminal 4, the number of gates we occupy in Terminal 4, IAT's actual expenses of operating Terminal 4 and other factors.

We are responsible for the management and construction of the project and bear construction risk, including cost overruns. We record an asset for project costs as construction takes place, regardless of funding source. These costs include design fees, labor and construction permits, as well as physical construction costs such as paving, systems, utilities and other costs generally associated with construction projects. The project will also include capitalized interest, based on amounts we spend, calculated based on our weighted average incremental borrowing rate. The related construction obligation is recorded as a liability and is equal to project costs funded by parties other than us. Future rental payments will reduce the construction obligation and result in the recording of interest expense, calculated using the effective interest method. During the construction period, we are also incurring costs for construction site ground rental expense and remediation and abatement activities, which are expensed as incurred. As of December 31, 2014, we have recorded $739 million as a fixed asset, as if we owned the asset, and $733 million as the related construction obligation.

We have an equity-method investment in the entity which owns IAT, our sublessor at Terminal 4. The Sublease requires us to pay certain fixed management fees. We determined the investment is a variable interest and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease, with respect to management of Terminal 4, are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate the entity in which we have an investment in our Consolidated Financial Statements.

NOTE 7. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Amount at December 31,
(in millions)	2014	2013
International routes and slots	$2,287	$2,287
Delta tradename	850	850
SkyTeam related assets	661	661
Domestic slots	622	622
Total	$4,420	$4,420

International Routes and Slots. Our international routes and slots are indefinite-lived intangible assets and primarily relate to Pacific route authorities and slots at Tokyo-Narita International Airport ("Narita"). This intangible asset supports Delta’s Narita hub activities and is essential to Delta's Pacific network.

Domestic Slots. Our domestic slots are indefinite-lived intangible assets and relate to our slots at Washington-Reagan National and New York-LaGuardia airports.

Changes to our operations could result in an impairment charge or a change from indefinite-lived to definite-lived in the period in which the changes occur or are projected to occur.

Definite-Lived Intangible Assets

	December 31, 2014		December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing agreements	$730	$(648)	$730	$(602)
Contracts	193	(92)	193	(83)
Other	53	(53)	53	(53)
Total	$976	$(793)	$976	$(738)

Amortization expense was $55 million for the year ended December 31, 2014, and approximately $70 million for each of the years ended December 31, 2013 and 2012. The following table summarizes the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Years Ending December 31, (in millions)
2015	$18
2016	18
2017	17
2018	17
2019	16

NOTE 8. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2014			2014	2013
Pacific Facilities(1)(2):
Pacific Term Loan B-1(3)	October 2018			3.25%	variable(6)		$1,078	$1,089
Pacific Term Loan B-2(3)	April 2016			2.41%	variable(6)		392	396
Pacific Revolving Facility	October 2017			undrawn	variable(6)		—	—
2011 Credit Facilities(1)(4):
Term Loan Facility(3)	April 2017			3.25%	variable(6)		1,327	1,341
Revolving Credit Facility	April 2016			undrawn	variable(6)		—	—
Other secured financing arrangements:
Certificates(5)(7)	2015	to	2023	4.75%	to	9.75%	3,226	3,834
Aircraft financings(5)(7)	2015	to	2026	0.62%	to	6.76%	2,988	3,787
Other financings(5)(8)	2015	to	2031	0.00%	to	5.25%	305	627
Other revolving credit facilities(1)	2015	to	2017	undrawn	variable(6)		—	—
Total secured debt							9,316	11,074
Other unsecured debt(5)	2015	to	2035	3.01%	to	9.00%	153	154
Total secured and unsecured debt							9,469	11,228
Unamortized discount, net							(90)	(383)
Total debt							9,379	10,845
Less: current maturities							(1,109)	(1,449)
Total long-term debt							$8,270	$9,396

(1)	Guaranteed by substantially all of our domestic subsidiaries (the "Guarantors").

(2)	Secured by a first lien on our Pacific route authorities and certain related assets.

(3)	Borrowings must be repaid annually in an amount equal to 1% per year of the original principal amount (paid in equal quarterly installments), with the balance due on the final maturity date.

(4)
Secured by liens on certain of our and the Guarantors' assets, including accounts receivable, flight equipment, ground property and equipment, certain aircraft, spare engines and parts, certain non-Pacific international routes, domestic slots, real estate and certain investments. These assets also secure $250 million of certain fuel hedging obligations pari passu (i.e., on equal priority) with the term loan and revolver.

(5)	Due in installments.

(6)
Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin. Additionally, certain aircraft and other financings are comprised of variable rate debt.

(7)	Secured by aircraft.

(8)	Primarily includes loans secured by spare parts, spare engines and real estate.

2014 Extinguishment and Financings

Debt Extinguishment. During 2014, we extinguished $1.6 billion of existing debt under our secured financing arrangements prior to scheduled maturity. We recorded losses of $268 million in connection with the early extinguishment of these debt obligations. The losses primarily relate to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Aircraft Financings. During 2014, we entered into financing arrangements to borrow $1.1 billion, which are secured by 34 aircraft, to finance new aircraft and to refinance a portion of the debt extinguished prior to its maturity. These loans bear interest at a variable rate equal to LIBOR plus a specified margin and mature between 2018 and 2026.

Key Financial Covenants

Our credit facilities include affirmative, negative and financial covenants that could restrict our ability to, among other things, make investments, sell or otherwise dispose of collateral if we are not in compliance with the collateral coverage ratio tests described below, pay dividends or repurchase stock. We were in compliance with the covenants in our financing agreements at December 31, 2014.

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

(2)	Defined as the ratio of (a) certain of the collateral that meets specified eligibility standards to (b) the sum of the aggregate outstanding obligations and certain other obligations.

(3)	Excluding the non-Pacific international routes from the collateral for purposes of the calculation, the required minimum collateral coverage ratio is 0.75:1.

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2014:

(in millions)
Revolving Credit Facility	$1,225
Pacific Revolving Credit Facility	450
Other revolving credit facilities	228
Total availability under revolving credit facilities	$1,903

Future Maturities

The following table summarizes scheduled maturities of our debt at December 31, 2014:

Years Ending December 31, (in millions)	Total Secured and Unsecured Debt	Amortization of Debt Discount, net
2015	$1,111	$(19)
2016	1,326	(21)
2017	2,137	(19)
2018	2,028	(15)
2019	1,158	(12)
Thereafter	1,709	(4)
Total	$9,469	$(90)	$9,379

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

	December 31,
(in millions)	2014	2013
Total debt at par value	$9,469	$11,228
Unamortized discount, net	(90)	(383)
Net carrying amount	$9,379	$10,845
Fair value	$9,800	$11,600

NOTE 9. LEASE OBLIGATIONS

We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled approximately $1.2 billion for the year ended December 31, 2014 and $1.1 billion for the years ended December 31, 2013 and 2012. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as property and equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. Our airport terminal leases include contingent rents, which vary based upon: facility usage, enplanements, aircraft weight and other factors. Many of our aircraft, facility and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us.

The following tables summarize, as of December 31, 2014, our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft flown by Contract Carriers) with initial or remaining terms in excess of one year:

Capital Leases

Years Ending December 31, (in millions)	Total
2015	$157
2016	139
2017	97
2018	51
2019	33
Thereafter	42
Total minimum lease payments	519
Less: amount of lease payments representing interest	(121)
Present value of future minimum capital lease payments	398
Less: current obligations under capital leases	(107)
Long-term capital lease obligations	$291

Operating Leases

Years Ending December 31, (in millions)	Delta Lease Payments(1)	Contract Carrier Aircraft Lease Payments(2)	Total
2015	$1,363	$344	$1,707
2016	1,187	306	1,493
2017	1,056	267	1,323
2018	881	239	1,120
2019	747	182	929
Thereafter	5,873	296	6,169
Total minimum lease payments	$11,107	$1,634	$12,741

(1)	Includes payments accounted for as construction obligations. See Note 6.

(2)
Represents the minimum lease obligations under our Contract Carrier agreements with Compass Airlines, Inc., ExpressJet Airlines, Inc., GoJet Airlines, LLC, Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc.

NOTE 10. AMERICAN EXPRESS RELATIONSHIP

General. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards Program participants and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted access to Delta Sky Club lounges and receive other benefits while traveling on Delta. These benefits that we provide in the form of separate products and services under the SkyMiles agreements are referred to as "deliverables." Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles Program. As a result, we sell mileage credits at agreed upon rates to American Express for provision to their customers under the co-brand credit card program and the Membership Rewards program.

During the December 2014 quarter, we amended our agreements with American Express resulting in a modification of the terms of these agreements. The multi-year extended agreements became effective January 1, 2015. Previously, during 2013, we amended our agreements with American Express that modified the products and services provided under the agreements. The amendments changed certain mileage award redemptions and access to Sky Clubs, among other things. For a description of how these amendments changed our accounting, please see Note 1 under Frequent Flyer Program.

Advance Purchase of Restricted SkyMiles. In 2008, we entered into a multi-year extension of our American Express agreements and received $1.0 billion from American Express for an advance purchase of Restricted SkyMiles (the "prepayment"). The 2008 agreement provided that our obligations with respect to the prepayment would be satisfied as American Express uses the purchased miles over a specified future period (“SkyMiles Usage Period”), rather than by cash payments from us to American Express. Due to the SkyMiles Usage Period and other restrictions placed upon American Express regarding the timing and use of the SkyMiles, we classified the $1.0 billion prepayment we received as long-term debt.

In 2010, we amended our 2008 American Express agreement. The amendments, among other things, (1) provided that Cardholders could check their first bag for free on every Delta flight through June 2013 ("Baggage Fee Waiver Period"), (2) changed the SkyMiles Usage Period to a three-year period beginning in the December 2011 quarter from a two-year period beginning in the December 2010 quarter and (3) gave American Express the option to extend our agreements with them for one year.

During the SkyMiles Usage Period, American Express was drawing down on the prepayment instead of paying cash to Delta for SkyMiles used. As SkyMiles were used by American Express, we recognized the two separate revenue components of these SkyMiles consistent with our accounting policy discussed in Note 1. In December 2013, we and American Express amended this agreement to allow American Express to use these SkyMiles immediately and without restriction. As a result, in the December 2013 quarter, the remaining $285 million of the original $1.0 billion pre-payment was classified as frequent flyer deferred revenue with a portion related to the marketing component recorded within other accrued liabilities. As of December 31, 2014, there was no remaining deferred revenue or other accrued liabilities related to this prepayment.

Annual Sale of Unrestricted SkyMiles. In December 2011, we amended our American Express agreements to sell to American Express $675 million of unrestricted SkyMiles in each of the four years ending December 31, 2014. The December 2011 amendment also extended the Baggage Fee Waiver Period. The SkyMiles purchased pursuant to the December 2011 amendment may be used immediately by American Express. The usage of these SkyMiles is not restricted in any way. These annual purchases of SkyMiles were recorded as deferred revenue within current liabilities. The portion of each purchase of SkyMiles related to mileage credits redeemable for future travel was classified within frequent flyer deferred revenue and the portion related to the marketing component was classified within other accrued liabilities. The December 2011 amendment did not change the number of miles that we expected American Express to purchase from us over the four-year period; it only impacted the timing of those purchases.

Fuel Card Obligation. In December 2011, we obtained a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $612 million and must be paid monthly. At December 31, 2014 and December 31, 2013, we had $561 million and $602 million, respectively, outstanding on this purchasing card, which was classified as a fuel card obligation within other accrued liabilities.

NOTE 11. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. We estimate the funding under these plans will total at least $950 million in 2015, including $340 million of contributions above the minimum funding requirements.

Defined Contribution Pension Plans. Delta sponsors several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The cost associated with our defined contribution pension plans is shown in the Net Periodic Cost table below.

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. We have generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987. Benefits under these plans are funded from current assets and employee contributions. During 2012, we remeasured our postretirement healthcare obligation to account for changes to retiree medical benefits resulting from the final integration of wages and benefits following our merger with Northwest Airlines and the voluntary workforce reduction programs offered to eligible employees. As a result, we recorded $116 million of special termination benefits in restructuring and other items (see Note 17).

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of death and/or disability.

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2014	2013	2014	2013
Benefit obligation at beginning of period	$19,060	$21,489	$3,205	$3,582
Service cost	—	—	52	49
Interest cost	928	861	155	143
Actuarial loss (gain)	2,923	(2,212)	338	(301)
Benefits paid, including lump sums and annuities	(1,055)	(1,078)	(307)	(313)
Participant contributions	—	—	44	45
Benefit obligation at end of period(1)	$21,856	$19,060	$3,487	$3,205

Fair value of plan assets at beginning of period	$8,937	$8,196	$1,043	$1,004
Actual gain on plan assets	556	905	57	129
Employer contributions	917	914	160	191
Participant contributions	—	—	44	45
Benefits paid, including lump sums and annuities	(1,055)	(1,078)	(322)	(326)
Fair value of plan assets at end of period	$9,355	$8,937	$982	$1,043

Funded status at end of period	$(12,501)	$(10,123)	$(2,505)	$(2,162)

(1)	At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2014, net actuarial losses increased our benefit obligation by $3.3 billion. This increase is primarily due to the decrease in discount rates from 2013 to 2014 and changes in life expectancy assumptions. These losses are recorded in AOCI and reflected in the table below. For additional information about life expectancy assumptions, see “Life Expectancy” below.

Estimated amounts that will be amortized from AOCI into net periodic benefit cost in 2015 are a net actuarial loss of $230 million. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2014	2013	2014	2013
Current liabilities	$(28)	$(22)	$(139)	$(139)
Noncurrent liabilities	(12,473)	(10,101)	(2,366)	(2,023)
Total liabilities	$(12,501)	$(10,123)	$(2,505)	$(2,162)

Net actuarial loss	$(8,409)	$(5,349)	$(465)	$(103)
Prior service credit	—	—	135	161
Total accumulated other comprehensive income (loss), pre-tax	$(8,409)	$(5,349)	$(330)	$58

Net Periodic Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$52	$49	$56
Interest cost	928	861	930	155	143	164
Expected return on plan assets	(829)	(734)	(705)	(84)	(84)	(77)
Amortization of prior service credit	—	—	—	(26)	(26)	(21)
Recognized net actuarial loss	134	221	143	4	25	23
Settlements	—	6	—	—	—	—
Special termination benefits	—	—	—	—	—	116
Net periodic cost	$233	$354	$368	$101	$107	$261
Defined contribution plan costs	551	490	426	—	—	—
Total cost	$784	$844	$794	$101	$107	$261

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2014	2013
Weighted average discount rate	4.14%	5.01%

	Year Ended December 31,
Net Periodic Cost(2)	2014	2013	2012
Weighted average discount rate - pension benefit	4.99%	4.10%	4.95%
Weighted average discount rate - other postretirement benefit(3)	4.88%	4.00%	4.63%
Weighted average discount rate - other postemployment benefit	5.00%	4.13%	4.88%
Weighted average expected long-term rate of return on plan assets	8.94%	8.94%	8.94%
Assumed healthcare cost trend rate(4)	7.00%	7.00%	7.00%

(1)	Our 2014 and 2013 benefit obligations are measured using a mortality table projected to 2022 and 2017, respectively.

(2)	Future compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(3)	Our assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

(4)	Assumed healthcare cost trend rate at December 31, 2014 is assumed to decline gradually to 5.00% by 2024 and remain level thereafter.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation for these plans, which provide benefits to eligible retirees and their dependents who are under age 65, at December 31, 2014, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$1	$(2)
Increase (decrease) in the accumulated plan benefit obligation	14	(28)

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan asset assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. Our actual historical annualized three and five year rate of return on plan assets for our defined benefit pension plans was approximately 11% and 9%, respectively, as of December 31, 2014. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds, and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2014 was 9%.

Life Expectancy. We have historically utilized the Society of Actuaries' ("SOA") published mortality data in developing a best estimate of life expectancy. On October 27, 2014, the SOA published updated mortality tables for U.S. plans and an updated improvement scale, which both reflect improved longevity. Based on an evaluation of these new tables and our perspective of future longevity, we updated the mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations at December 31, 2014. The improvement in life expectancy increases our benefit obligations and future expense as benefit payments are paid over an extended period of time.

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

The following table summarizes, the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2015	$1,124	$278
2016	1,133	272
2017	1,153	265
2018	1,173	256
2019	1,191	257
2020-2024	6,229	1,305

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans’ long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivative investments, thus increasing the value of cash equivalents held at December 31, 2014 when compared to December 31, 2013. Investment strategies target a mix of 40-50% growth-seeking assets, 20-30% income-generating assets and 25-30% risk-diversifying assets. Risk diversifying assets include hedged mandates implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and derivatives. Delta has increased the allocation to risk-diversifying strategies to improve the impact of active management on the plans.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans that are funded through trusts. The following table shows our benefit plan assets by asset class. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the Consolidated Balance Sheets. See Note 3 for a description of the levels within the fair value hierarchy and associated valuation techniques used to measure fair value.

	December 31, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Valuation Technique
Equities and equity-related instruments	$699	$1,486	$—	$2,185	$1,774	$2,391	$—	$4,165	(a)
Fixed income and fixed income-related instruments
Sovereign fixed income	—	—	—	—	—	45	—	45	(a)(b)
Credit-related fixed income	—	470	124	594	—	525	59	584	(a)(b)
Other fixed income	18	617	—	635	—	870	—	870	(a)(b)
Private equity	—	—	1,213	1,213	—	—	1,366	1,366	(a)(b)
Real assets	—	—	663	663	—	—	688	688	(a)(b)
Hedge funds	31	—	2,214	2,245	—	—	552	552	(a)(b)
Cash equivalents	4	2,428	—	2,432	28	1,582	—	1,610	(a)
Other	—	—	384	384	—	—	—	—	(a)(b)
Total benefit plan assets	$752	$5,001	$4,598	$10,351	$1,802	$5,413	$2,665	$9,880

Equities and Equity-Related Instruments. Investments include common stock, commingled funds invested in common stock and equity-related instruments. Common stock is valued at the closing price reported on the active market on which the individual securities are traded. Commingled funds are valued using the net asset value divided by the number of shares outstanding, which is based on quoted market prices of the underlying assets owned by the fund. Equity-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

Fixed Income and Fixed Income-Related Instruments. Investments include corporate bonds, government bonds, collateralized mortgage obligations and other asset-backed securities. These investments are generally valued at the bid price or the average of the bid and ask price. Prices are based on pricing models, quoted prices of securities with similar characteristics or broker quotes. Fixed income-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

Private Equity and Real Assets. Real assets include real estate, energy, timberland and agriculture. The valuation of private equity requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Investments are valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. We also assess the potential for adjustment to the fair value of these investments due to the lag in the availability of data. In these cases, we solicit preliminary valuation updates from the investment managers and use that information and corroborating data from public markets to determine any needed adjustments to estimate fair value.

Hedge Funds. Our hedge fund investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist. Hedge funds are considered Level 3 assets. Hedge funds are valued monthly by a third-party administrator that has been appointed by the fund's general partner.

Cash Equivalents. These investments primarily consist of high-quality, short-term obligations that are a part of an institutional money market mutual fund. The fund’s market-based net asset value per share is calculated using current market quotations or an appropriate substitute that reflects current market conditions.

Other. Primarily globally-diversified, risk-managed commingled funds consisting mainly of equity, fixed income, and commodity exposures.

Changes in Level 3. The following table shows the changes in our benefit plan assets classified in Level 3:

(in millions)	Private Equity	Real Estate	Hedge Funds	Fixed Income	Other	Total
Balance at January 1, 2013	$1,466	$613	$484	$13	$—	$2,576
Actual return on plan assets:
Related to assets still held at the reporting date	98	61	49	2	—	210
Related to assets sold during the period	64	19	—	—	—	83
Purchases, sales and settlements, net	(262)	(5)	19	44	—	(204)
Balance at December 31, 2013	1,366	688	552	59	—	2,665
Actual return on plan assets:
Related to assets still held at the reporting date	(116)	(39)	167	(17)	(9)	(14)
Related to assets sold during the period	107	37	38	1	—	183
Purchases, sales and settlements, net	(144)	(23)	1,457	81	393	1,764
Balance at December 31, 2014	$1,213	$663	$2,214	$124	$384	$4,598

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit excluding profit sharing and special items, such as MTM adjustments and restructuring and other items. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. For the years ended December 31, 2014, 2013 and 2012, we recorded expenses of $1.1 billion, $506 million and $372 million under the profit sharing program, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At December 31, 2014, future aircraft purchase commitments totaled approximately $14.0 billion and included 69 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 18 B-787-8, 10 A330-300 and two CRJ-900 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of all of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

Years Ending December 31, (in millions)	Total
2015	$1,480
2016	1,970
2017	2,390
2018	2,230
2019	1,060
Thereafter	4,820
Total	$13,950

In addition, we have agreements with Southwest Airlines and The Boeing Company to lease an additional 36 B-717-200 aircraft, which will be delivered during 2015.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring from 2016 to 2024.

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

Years Ending December 31, (in millions)	Amount(1)
2015	$2,220
2016	1,930
2017	1,720
2018	1,550
2019	1,430
Thereafter	2,370
Total	$11,220

(1)
These amounts exclude Contract Carrier payments accounted for as operating leases of aircraft, which are described in Note 9. The contingencies described below under “Contingencies Related to Termination of Contract Carrier Agreements” are also excluded from this table.

Revenue Proration Agreement. As of December 31, 2014, a portion of our Contract Carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Contingencies Related to Termination of Contract Carrier Agreements

We have two agreements with Shuttle America that relate to its operation of Embraer 145 and Embraer 170/175 aircraft under capacity purchase agreements. The Embraer 145 aircraft were operated by Chautauqua Airlines at December 31, 2014 and assigned with our consent to Shuttle America in January 2015. By providing required advance notice, we may terminate the Embraer 145 agreement without cause at any time. Similarly, we may terminate the Embraer 170/175 agreement without cause at any time after January 2016. If we terminate either of the agreements without cause, Shuttle America has the right to (1) assign to us certain leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease certain of the aircraft the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Shuttle America, the lease would have (1) a rate equal to the aircraft-related debt payments of Shuttle America as if 90% of the aircraft was financed by Shuttle America and (2) other specified terms and conditions. Because these contingencies depend on our termination of the agreements without cause prior to their expiration dates, no obligation exists unless such termination occurs.

We estimate that the total fair values, determined as of December 31, 2014, of the aircraft Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreement are approximately $111 million with respect to the Embraer 145 aircraft and $290 million with respect to the Embraer 170/175 aircraft. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If Shuttle America exercises this right, we must also pay Shuttle America 10% interest (compounded monthly) on the equity it provided when it purchased the aircraft. These equity amounts for the Embraer 145 and the Embraer 170/175 aircraft total $25 million and $52 million, respectively.

Venezuelan Currency Devaluation

As of December 31, 2014, we had $102 million of unrestricted cash on our Consolidated Balance Sheets primarily related to our 2013 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been limited due to Venezuelan government controls. Cash related to 2013 sales is stated at the official exchange rate of 6.3 bolivars per U.S. dollar. Until these funds can be repatriated, they are at risk of future devaluations.

In January 2014, the Venezuelan government affirmed the official exchange rate for 2013 sales and announced that some sectors of the economy, including airlines, will use the SICAD I reference rate of 11.7 bolivars per U.S. dollar for 2014 sales and repatriation requests. The SICAD I reference rate is a complementary currency auction system that was created by the Venezuelan government in 2013 for purposes of exchanging currency. At the time of the announcement, we recorded a $23 million charge in miscellaneous, net within other expense to reflect the devaluation of currency related to January 2014 sales that were denominated in bolivars. We are recording all sales subsequent to January 2014 at the then current SICAD I reference rate.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. There was no Reserve or amount withheld as of December 31, 2014 and 2013.

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

Employees Under Collective Bargaining Agreements

At December 31, 2014, we had approximately 80,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	11,530	ALPA	December 31, 2015
Delta Flight Superintendents (Dispatchers)	380	PAFCA	March 31, 2018
Endeavor Air Pilots	1,300	ALPA	January 1, 2020
Endeavor Air Flight Attendants	1,000	AFA	December 31, 2018
Endeavor Air Dispatchers	60	DISTWU	December 31, 2018

In addition, 210 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2015. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self help upon the expiration of the agreement. Formal negotiations toward a new or amended agreement have commenced.

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

NOTE 13. INCOME TAXES

Income Tax (Provision) Benefit

Our income tax (provision) benefit consisted of the following:

	Year Ended December 31,
(in millions)	2014	2013	2012
Current tax (provision) benefit:
Federal	$21	$24	$—
State and local	(9)	(3)	15
International	(11)	1	(14)
Deferred tax (provision) benefit:
Federal	(424)	7,197	(4)
State and local	10	794	(13)
Income tax (provision) benefit	$(413)	$8,013	$(16)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.00	3.0	3.3
Decrease in valuation allowance	(2.40)	(367.5)	(40.8)
Income tax allocation	—	12.7	—
Other	3.90	(0.4)	4.0
Effective income tax rate	38.50%	(317.2)%	1.5%

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$4,782	$6,024
Pension, postretirement and other benefits	6,033	4,982
Fuel derivatives MTM adjustments	777	—
AMT credit carryforward	357	378
Deferred revenue	1,824	1,965
Other	659	698
Valuation allowance	(46)	(177)
Total deferred tax assets	$14,386	$13,870
Deferred tax liabilities:
Depreciation	$4,663	$4,799
Intangible assets	1,684	1,704
Other	444	639
Total deferred tax liabilities	$6,791	$7,142

Net deferred tax assets	$7,595	$6,728

The following table shows our current and noncurrent deferred tax assets, net:

	December 31,
(in millions)	2014	2013
Current deferred tax assets, net	$3,275	$1,736
Noncurrent deferred tax assets, net	4,320	4,992
Total deferred tax assets, net	$7,595	$6,728

The current and noncurrent components of our deferred tax balances are generally based on the balance sheet classification of the asset or liability creating the temporary difference. If the deferred tax asset or liability is not based on a component of our balance sheet, such as our net operating loss (“NOL”) carryforwards, the classification is presented based on the expected reversal date of the temporary difference. Our valuation allowance has been allocated between current and noncurrent based on the percentages of current and noncurrent deferred tax assets to total deferred tax assets.

At December 31, 2014, we had (1) $357 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire and (2) $12.0 billion of federal pre-tax NOL carryforwards, which will not begin to expire until 2024.

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results, and tax planning strategies. We recorded a full valuation allowance in 2004 due to our cumulative loss position at that time, compounded by the negative industry-wide business trends and outlook.

At December 31, 2012, we retained an $11.0 billion valuation allowance against our net deferred tax assets. At December 31, 2013, we released substantially all of the valuation allowance against our net deferred income tax assets, resulting in an $8.3 billion benefit in our provision for income taxes. At December 31, 2013, we retained a valuation allowance of $177 million against certain state and local operating loss and credit carryforwards, due to limited carryforward periods.

At the end of 2014, we maintained a $46 million valuation allowance, primarily related to state net operating losses with limited expiration periods. During 2014, we continued our trend of sustained profitability, recording a pre-tax profit of $1.1 billion for the year. After considering all available positive and negative evidence, we released additional valuation allowance related to net operating losses and capital loss carryovers in the December 2014 quarter.

The following table shows the balance of our valuation allowance and the associated activity:

(in millions)	2014	2013	2012
Valuation allowance at beginning of period	$177	$10,963	$10,705
Income tax provision	(9)	(975)	(432)
Other comprehensive income tax benefit	(3)	(1,186)	690
Expirations	(91)	—	—
Release of valuation allowance	(28)	(8,310)	—
Other	—	(315)	—
Valuation allowance at end of period	$46	$177	$10,963

At December 31, 2014, 2013 and 2012, we recorded $10 million, $13 million and $3.1 billion, respectively, of deferred income tax expense in AOCI on our Consolidated Balance Sheets.

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). At the end of 2013, we released our tax valuation allowance, as discussed above, and settled all of our fuel derivatives designated as accounting hedges. As a result, an income tax benefit of $1.9 billion related to our valuation allowance release and an income tax expense of $321 million related to settlement of our fuel derivative was recognized in our Consolidated Statement of Operations. Income tax expense of $1.9 billion remains in AOCI, primarily related to pension obligations. This tax expense will not be recognized in net income until the pension obligations are fully extinguished, which is not expected to occur for at least 25 years .

Uncertain Tax Positions

The amount of and changes to our uncertain tax positions were not material in any of the years presented. The amount of unrecognized tax benefits at the end of 2014, 2013, and 2012 was $40 million, $37 million and $44 million, respectively. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties are not material in any period presented.

We are currently under audit by the IRS for the 2014 and 2013 tax years.

NOTE 14. EQUITY AND EQUITY COMPENSATION

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $15.82 and $14.31 as of December 31, 2014 and 2013, respectively.

Equity-Based Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards, and other equity-based awards (the "2007 Plan"). Shares of common stock issued under the 2007 Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2007 Plan. The 2007 Plan authorizes the issuance of up to 157 million shares of common stock. As of December 31, 2014, there were 27 million shares available for future grants.

We make long term incentive awards annually to eligible employees under the 2007 Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense for these awards is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $81 million, $90 million and $54 million for the years ended December 31, 2014, 2013 and 2012, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2014, unrecognized costs related to unvested shares and stock options totaled $56 million. We expect substantially all unvested awards to vest.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2014, there were five million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2014, there were seven million outstanding stock option awards with a weighted average exercise price of $12.88, and six million were exercisable.

Performance Shares. Performance shares are long-term incentive opportunities, which are payable in common stock or cash, and are generally contingent upon our achieving certain financial goals.

Other. There was no tax benefit recognized in equity in 2014, 2013 or 2012 related to equity-based compensation as our excess tax benefits have not reduced taxes payable. Therefore, we will not recognize an income tax benefit related to equity compensation until we exhaust our net operating losses. For more information regarding our income taxes, see Note 13.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities	Derivative Contracts(3)	Investments	Total
Balance at January 1, 2012	$(6,288)	$(474)	(4)	$(6,766)
Changes in value (net of tax effect of $0)	(2,168)	196	(3)	(1,975)
Reclassification into earnings (net of tax effect of $0)(1)	149	15	—	164
Balance at December 31, 2012	(8,307)	(263)	(7)	(8,577)
Changes in value (net of tax effect of $0)	2,760	296	(19)	3,037
Reclassification into earnings (net of tax effect of $321)(1)	224	186	—	410
Balance at December 31, 2013(2)	(5,323)	219	(26)	(5,130)
Changes in value (net of tax effect of $1,276)	(2,267)	83	10	(2,174)
Reclassification into earnings (net of tax effect of $4)(1)	73	(80)	—	(7)
Balance at December 31, 2014(2)	$(7,517)	$222	$(16)	$(7,311)

(1)
Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in salaries and related costs in the Consolidated Statements of Operations. Amounts reclassified from AOCI for derivative contracts designated as foreign currency cash flow hedges and interest rate cash flow hedges are recorded in passenger revenue and interest expense, net, respectively, in the Consolidated Statements of Operations. Amounts reclassified from AOCI for investments are recorded in interest income in the Consolidated Statements of Operations.

(2)
Includes $1.9 billion of deferred income tax expense, primarily related to pension obligations, that will not be recognized in net income until the pension obligations are fully extinguished, which is not expected to occur for at least 25 years.

(3)
Included $321 million of deferred income tax expense that remained in AOCI until December 2013 when all amounts in AOCI that related to derivative contracts designated as fuel cash flow hedges were recognized in the Consolidated Statement of Operations.

NOTE 16. GEOGRAPHIC INFORMATION

Operating revenue for the airline segment is assigned to a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. For information regarding our segment information, see Note 2.

Our operating revenue by geographic region (as defined by the DOT) is summarized in the following table:

	Year Ended December 31,
(in millions)	2014	2013	2012
Domestic	$26,898	$24,857	$23,989
Atlantic	6,757	6,446	6,329
Pacific	3,948	4,086	4,198
Latin America	2,759	2,384	2,154
Total	$40,362	$37,773	$36,670

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 17. RESTRUCTURING AND OTHER ITEMS

The following table shows amounts recorded in restructuring and other items on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2014	2013	2012
Fleet, facilities and other	$758	$402	$293
Severance and related costs	71	—	237
Routes and slots	—	—	(78)
Settlements	(113)	—	—
Total restructuring and other items	$716	$402	$452

Fleet, Facilities and Other. During the September 2014 quarter, we decided to retire our fleet of 16 B-747-400 aircraft over the next three years. Additionally, we continue to restructure our domestic fleet by replacing a significant portion of our 50-seat regional flying with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. Accordingly, we recorded restructuring charges of $758 million, $402 million and $293 million during 2014, 2013 and 2012, respectively. These restructuring charges include impairments, remaining lease payments and lease return costs for permanently grounded aircraft, the acceleration of aircraft depreciation and related equipment disposals.

As part of the accelerated retirement of our B-747-400 fleet, we recorded an impairment charge for the owned and capital leased aircraft. This impairment charge was calculated using Level 3 fair value inputs based primarily upon recent market transactions and existing market conditions. Also, we recorded a lease restructuring charge for the three B-747-400 aircraft under operating leases that were retired during the September 2014 quarter.

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

Severance and Related Costs. In June 2014, we announced a voluntary retirement program for eligible U.S. employees. We recorded a $71 million charge in connection with this program and other programs related to our Pacific strategy.

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

Gain on Slot Exchange. During December 2011, we closed transactions with US Airways where we received takeoff and landing rights (each a "slot pair") at LaGuardia in exchange for slot pairs at Reagan National. In approving these transactions, the DOT restricted our use of the exchanged slots. We recorded a $78 million deferred gain in December 2011, which we recognized in 2012 as the restrictions lapsed.

Settlements. During the year ended December 31, 2014, we settled outstanding litigation resulting in a favorable settlement of $67 million and received an unrelated insurance settlement of $46 million.

The following table shows the balances and activity for restructuring charges:

	Severance and Related Costs			Lease Restructuring
(in millions)	2014	2013	2012	2014	2013	2012
Liability at beginning of period	$—	$49	$46	$168	$77	$64
Additional costs and expenses	71	—	126	349	114	45
Payments	(29)	(46)	(123)	(55)	(18)	(32)
Other	—	(3)	—	—	(5)	—
Liability at end of period	$42	$—	$49	$462	$168	$77

NOTE 18. EARNINGS PER SHARE

We calculate basic earnings per share by dividing the net income by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows our computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012
Net income	$659	$10,540	$1,009

Basic weighted average shares outstanding	836	849	845
Dilutive effect of share-based awards	9	9	5
Diluted weighted average shares outstanding	845	858	850

Basic earnings per share	$0.79	$12.41	$1.20
Diluted earnings per share	$0.78	$12.29	$1.19

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings (loss) per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2014
Operating revenue	$8,916	$10,621	$11,178	$9,647
Operating income (loss)	620	1,579	835	(828)
Net income (loss)	213	801	357	(712)
Basic earnings (loss) per share	$0.25	$0.95	$0.43	$(0.86)
Diluted earnings (loss) per share	$0.25	$0.94	$0.42	$(0.86)
2013
Operating revenue	$8,500	$9,707	$10,490	$9,076
Operating income	222	914	1,563	701
Net income	7	685	1,369	8,479
Basic earnings per share	$0.01	$0.81	$1.61	$10.02
Diluted earnings per share	$0.01	$0.80	$1.59	$9.89

The following special items are included in the results above:

	Three Months Ended,
(in millions)	March 31	June 30	September 30	December 31
2014
MTM adjustments	$(34)	$1	$(347)	$(1,966)
Restructuring and other	(49)	(30)	(570)	(67)
Loss on extinguishment of debt	(18)	(111)	(134)	(5)
Virgin Atlantic MTM adjustments	(8)	—	(7)	(119)
Total loss	$(109)	$(140)	$(1,058)	$(2,157)

2013
Restructuring and other	$(102)	$(34)	$(128)	$(160)
MTM adjustments	24	(125)	285	92
Release of tax valuation allowance	—	—	—	7,989
Total (loss) income	$(78)	$(159)	$157	$7,921

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2014 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2014. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delta Air Lines, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Delta Air Lines, Inc. and our report dated February 10, 2015 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 10, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings “Governance Matters,” “Proposal 1 - Election of Directors - Certain Information About Nominees” and “Other Matters - Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our 2015 Annual Meeting of Stockholders (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Governance Matters - Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2014.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	7,954,302	$10.99	27,331,339
Equity compensation plans not approved by securities holders	—	—	—
Total	7,954,302	$10.99	27,331,339

(1)	Includes a maximum of 1,162,770 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2014.

(2)	Includes performance share awards, which do not have exercise prices. The weighted average exercise price of options is $12.88.

(3)
Reflects shares remaining available for issuance under Delta's 2007 Performance Compensation Plan. If any shares of our common stock are covered by an award under the 2007 Plan that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan. Because 5,010,476 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements

(2). The schedule required by this item is included in Notes 13 and 17 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.10(a) through 10.26 in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February 2015.

DELTA AIR LINES, INC.

By:	/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of February 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)
Richard H. Anderson

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Edward H. Bastian	President and Director
Edward H. Bastian

/s/ Francis S. Blake	Director
Francis S. Blake

/s/ Roy J. Bostock	Director
Roy J. Bostock

/s/ John S. Brinzo	Director
John S. Brinzo

/s/ Daniel A. Carp	Chairman of the Board
Daniel A. Carp

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Mickey P. Foret	Director
Mickey P. Foret

/s/ Shirley C. Franklin	Director
Shirley C. Franklin

/s/ David R. Goode	Director
David R. Goode

/s/ George N. Mattson	Director
George N. Mattson

/s/ Paula Rosput Reynolds	Director
Paula Rosput Reynolds

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ Kenneth C. Rogers	Director
Kenneth C. Rogers

/s/ Kenneth B. Woodrow	Director
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

3.1(a)	Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)	Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2	Delta's By-Laws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

Delta is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1
Credit and Guaranty Agreement, dated as of April 20, 2011, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, UBS Securities LLC, Barclays Capital, the investment banking division of Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, J.P. Morgan Securities LLC, Barclays Capital, Citigroup Global Markets Inc., Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners, Goldman Sachs Lending Partners, LLC and UBS Securities LLC, as co-syndication agents, and Barclays Bank and Bank of America, N.A., as co-documentation agents (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).*

10.2
Credit and Guaranty Agreement, dated as of October 18, 2012, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders party thereto, Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as Collateral Trustee, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as co-documentation agents, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, as joint lead arrangers, and Barclays Bank PLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners (Filed as Exhibit 10.2 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.3
Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.4
Letter Agreement, dated April 14, 2008, by and among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.5
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.6
Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft (the “B-737NG Purchase Agreement”) (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

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

10.9	Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc.**

10.10(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed on March 22, 2007).*

10.10(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.12(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.10(c)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed on April 30, 2007).*

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

10.15(a) Delta Air Lines, Inc. 2014 Long Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10- K for the year ended December 31, 2013).*

10.15(b) Model Award Agreement for the Delta Air Lines, Inc. 2014 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.16	Delta Air Lines, Inc. 2015 Long Term Incentive Program.

10.17	Delta Air Lines, Inc. 2014 Management Incentive Plan (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended December 31, 2013).*

10.18	Delta Air Lines, Inc. 2015 Management Incentive Plan.

10.19(a)	Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.19(b)	Model Award Agreement for the Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

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

10.22	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.23	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.25 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.24	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.26 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.25	Terms of 2013 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.26	Terms of 2014 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2014.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.