Form 10-Q
period 2015-03-31
DELTA AIR LINES INC /DE/
filed 2015-04-15
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2015:
Common Stock, $0.0001 par value - 816,296,778 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms “Delta,” “we,” “us,” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity (deficit) for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 10, 2015.

Atlanta, Georgia	/s/ Ernst & Young LLP
April 15, 2015

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,122	$2,088
Short-term investments	1,447	1,217
Accounts receivable, net of an allowance for uncollectible accounts of $9 and $11 at March 31, 2015 and December 31, 2014, respectively	2,057	2,297
Hedge margin receivable	383	925
Fuel inventory	475	534
Expendable parts and supplies inventories, net of an allowance for obsolescence of $119 and $127 at March 31, 2015 and December 31, 2014, respectively	326	318
Hedge derivatives asset	1,575	1,078
Deferred income taxes, net	3,091	3,275
Prepaid expenses and other	790	733
Total current assets	12,266	12,465
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $9,765 and $9,340 at March 31, 2015 and December 31, 2014, respectively	22,023	21,929
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $797 and $793 at March 31, 2015 and December 31, 2014, respectively	4,599	4,603
Deferred income taxes, net	4,051	4,320
Other noncurrent assets	1,019	1,010
Total other assets	19,463	19,727
Total assets	$53,752	$54,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,261	$1,216
Air traffic liability	5,866	4,296
Accounts payable	2,492	2,622
Accrued salaries and related benefits	1,622	2,266
Hedge derivatives liability	2,512	2,772
Frequent flyer deferred revenue	1,575	1,580
Other accrued liabilities	1,991	2,127
Total current liabilities	17,319	16,879
Noncurrent Liabilities:
Long-term debt and capital leases	8,305	8,561
Pension, postretirement and related benefits	14,170	15,138
Frequent flyer deferred revenue	2,455	2,602
Other noncurrent liabilities	2,457	2,128
Total noncurrent liabilities	27,387	28,429
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 837,176,320 and 845,048,310 shares issued at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	12,578	12,981
Retained earnings	4,127	3,456
Accumulated other comprehensive loss	(7,294)	(7,311)
Treasury stock, at cost, 20,879,542 and 19,790,077 shares at March 31, 2015 and December 31, 2014, respectively	(365)	(313)
Total stockholders' equity	9,046	8,813
Total liabilities and stockholders' equity	$53,752	$54,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Operating Revenue:
Passenger:
Mainline	$6,549	$6,224
Regional carriers	1,374	1,453
Total passenger revenue	7,923	7,677
Cargo	217	217
Other	1,248	1,022
Total operating revenue	9,388	8,916

Operating Expense:
Salaries and related costs	2,092	1,969
Aircraft fuel and related taxes	1,835	2,226
Regional carrier expense	1,053	1,319
Depreciation and amortization	470	442
Aircraft maintenance materials and outside repairs	452	448
Contracted services	441	427
Passenger commissions and other selling expenses	386	373
Landing fees and other rents	373	341
Passenger service	190	173
Profit sharing	136	99
Aircraft rent	60	51
Restructuring and other items	10	49
Other	492	379
Total operating expense	7,990	8,296

Operating Income	1,398	620

Other Expense:
Interest expense, net	(131)	(186)
Loss on extinguishment of debt	—	(18)
Miscellaneous, net	(81)	(81)
Total other expense, net	(212)	(285)

Income Before Income Taxes	1,186	335

Income Tax Provision	(440)	(122)

Net Income	$746	$213

Basic Earnings Per Share	$0.91	$0.25
Diluted Earnings Per Share	$0.90	$0.25
Cash Dividends Declared Per Share	$0.09	$0.06

Comprehensive Income	$763	$204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2015	2014
Net Cash Provided by Operating Activities	$1,636	$951

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(451)	(514)
Ground property and equipment, including technology	(135)	(100)
Purchase of short-term investments	(344)	(240)
Redemption of short-term investments	115	251
Other, net	3	40
Net cash used in investing activities	(812)	(563)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(301)	(412)
Repurchase of common stock	(425)	(125)
Cash dividends	(75)	(51)
Proceeds from long-term obligations	41	59
Other, net	(30)	(4)
Net cash used in financing activities	(790)	(533)

Net Increase (Decrease) in Cash and Cash Equivalents	34	(145)
Cash and cash equivalents at beginning of period	2,088	2,844
Cash and cash equivalents at end of period	$2,122	$2,699

Non-Cash Transactions:
Flight equipment under capital leases	$39	$10

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, changes in global economic conditions and other factors, operating results for the three months ended March 31, 2015 are not necessarily indicative of operating results for the entire year.

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

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

NOTE 2. SEGMENTS

Refinery Operations

We own and operate an oil refinery as part of our strategy to reduce the cost of the refining margin we pay. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2015 and 2014 was $782 million and $1.0 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting policies described below, with reconciliations to consolidated amounts in accordance with GAAP.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2015
Operating revenue:	$9,314	$1,140			$9,388
Sales to airline segment			$(233)	(1)
Exchanged products			(782)	(2)
Sales of refined products to third parties			(51)	(3)
Operating income(4)	1,312	86	—		1,398
Interest expense, net	131	—	—		131
Depreciation and amortization	463	7	—		470
Total assets, end of period	52,696	1,056	—		53,752
Capital expenditures	579	7	—		586
Three Months Ended March 31, 2014
Operating revenue:	$8,916	$1,463			$8,916
Sales to airline segment			$(249)	(1)
Exchanged products			(1,003)	(2)
Sales of refined products to third parties			(211)	(3)
Operating income (loss)(4)	661	(41)	—		620
Interest expense, net	186	—	—		186
Depreciation and amortization	437	5	—		442
Total assets, end of period	51,016	1,151	—		52,167
Capital expenditures	592	22	—		614

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under exchange agreements with third parties, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2015	Level 1	Level 2
Cash equivalents	$1,618	$1,618	$—
Short-term investments
U.S. government and agency securities	135	63	72
Asset- and mortgage-backed securities	395	—	395
Corporate obligations	894	—	894
Other fixed income securities	23	—	23
Restricted cash equivalents and investments	45	45	—
Long-term investments	99	73	26
Hedge derivatives, net
Fuel hedge contracts	(1,428)	(68)	(1,360)
Interest rate contract	(1)	—	(1)
Foreign currency exchange contracts	96	—	96

(in millions)	December 31, 2014	Level 1	Level 2
Cash equivalents	$1,612	$1,612	$—
Short-term investments
U.S. government and agency securities	59	—	59
Asset- and mortgage-backed securities	392	—	392
Corporate obligations	749	—	749
Other fixed income securities	17	—	17
Restricted cash equivalents and investments	37	37	—
Long-term investments	118	90	28
Hedge derivatives, net
Fuel hedge contracts	(1,848)	(167)	(1,681)
Interest rate contract	(7)	—	(7)
Foreign currency exchange contracts	73	—	73

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

Short-Term Investments. The fair values of short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, S.A, the parent company of VRG Linhas Aéreas (operating as GOL). Shares of the parent companies of Aeroméxico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. The investments are classified in other noncurrent assets.

Hedge Derivatives. Our derivative contracts are generally negotiated with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk).

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 26% to 73% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at March 31, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to retire our investment without prepayment penalties.

(in millions)	Available-For-Sale
March 31, 2015
Due in one year or less	$299
Due after one year through three years	902
Due after three years through five years	162
Due after five years	84
Total	$1,447

NOTE 5. DERIVATIVES

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. During the three months ended March 31, 2015 and 2014, we recorded a $411 million fuel hedge loss and a $78 million fuel hedge gain, respectively.

During the March 2015 quarter, we restructured our fuel hedge portfolio by early settling certain 2015 hedges and deferring the settlement of a portion of the remaining positions. We paid $302 million to early settle contracts that were in a loss position and originally scheduled to expire in the second half of 2015. Additionally, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that will provide approximately $300 million in cash receipts during the second half of 2015 and require approximately $300 million in cash payments in 2016 (excluding market movements from the date of the transactions). By effectively deferring settlement of a portion of the original derivative transactions, the restructured hedge portfolio provides additional time for the fuel market to stabilize while adding some hedge protection in 2016. Cash flows associated with these deferral transactions will be reported as cash flows from financing activities within our Condensed Consolidated Statement of Cash Flows in the settlement period.

Hedge Position as of March 31, 2015

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	400	U.S. dollars	August 2022	5	—	—	(6)	(1)
Foreign currency exchange contracts	63,914	Japanese yen	January 2018	48	48	—	—	96
	506	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,618	gallons - crude oil, diesel and jet fuel	December 2016	1,522	35	(2,512)	(473)	(1,428)
Total derivative contracts				$1,575	$83	$(2,512)	$(479)	$(1,333)

Hedge Position as of December 31, 2014

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	416	U.S. dollars	August 2022	5	—	—	(12)	(7)
Foreign currency exchange contracts	77,576	Japanese yen	October 2017	25	49	(1)	—	73
	511	Canadian dollars
Not designated as hedges
Fuel hedge contracts	3,286	gallons - crude oil, diesel and jet fuel	December 2016	1,048	3	(2,771)	(128)	(1,848)
Total derivative contracts				$1,078	$52	$(2,772)	$(140)	$(1,782)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
March 31, 2015
Net derivative contracts	$148	$48	$(1,074)	$(455)	$(1,333)
December 31, 2014
Net derivative contracts	$29	$49	$(1,723)	$(137)	$(1,782)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2015	2014	2015	2014
Three Months Ended March 31,
Foreign currency exchange contracts	51	43	(16)	(51)

As of March 31, 2015, we have recorded $158 million of gains on cash flow hedge contracts in accumulated other comprehensive (loss)/income ("AOCI"), which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $383 million and $925 million as of March 31, 2015 and December 31, 2014, respectively.

NOTE 6. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed- and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. In the table below, the aggregate fair value of debt is based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as Level 2 within the fair value hierarchy.

(in millions)	March 31, 2015	December 31, 2014
Total debt at par value	$9,261	$9,469
Unamortized discount, net	(78)	(90)
Net carrying amount	$9,183	$9,379
Fair value	$9,600	$9,800

Covenants

We were in compliance with the covenants in our financing agreements at March 31, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2015	2014	2015	2014
Three Months Ended March 31,
Service cost	$—	$—	$16	$13
Interest cost	221	232	35	39
Expected return on plan assets	(220)	(207)	(20)	(21)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	58	34	6	1
Net periodic cost	$59	$59	$30	$25

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At March 31, 2015, future aircraft purchase commitments totaled approximately $13.6 billion and included 63 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 18 B-787-8, 10 A330-300, 5 B-757-200 and 3 B-717-200 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Nine months ending December 31, 2015	$1,140
2016	1,970
2017	2,390
2018	2,230
2019	1,060
Thereafter	4,820
Total	$13,610

In addition, we have agreements with Southwest Airlines and The Boeing Company to lease an additional 27 B-717-200 aircraft, which will be delivered during 2015.

Venezuelan Currency Devaluation

As of March 31, 2015, we had $93 million of unrestricted cash on our Consolidated Balance Sheets primarily related to our 2013 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been limited due to Venezuelan government controls. Until these funds can be repatriated, they are at risk of future devaluations.

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

Employees Under Collective Bargaining Agreements

At March 31, 2015, we had approximately 81,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

During the March 2015 quarter, we reached a new collective bargaining agreement with the union representing our refinery employees. The agreement will expire on February 28, 2019.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $13)	—	22	(12)	10
Reclassifications into earnings (net of tax effect of $5)(1)	39	(32)	—	7
Balance at March 31, 2015	$(7,478)	$212	$(28)	$(7,294)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2014	$(5,323)	$219	$(26)	$(5,130)
Changes in value (net of tax effect of $2)	—	(3)	10	7
Reclassifications into earnings (net of tax effect of $9)(1)	12	(28)	—	(16)
Balance at March 31, 2014	$(5,311)	$188	$(16)	$(5,139)

(1)
Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in salaries and related costs in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts reclassified from AOCI for derivative contracts designated as foreign currency cash flow hedges and interest rate cash flow hedges are recorded in passenger revenue and interest expense, net, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts reclassified from AOCI for investments are recorded in interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)	Includes $1.9 billion of deferred income tax expense primarily related to pension obligations that will not be recognized in net income until the pension obligations are fully extinguished.

NOTE 10. RESTRUCTURING AND OTHER ITEMS

During the March 2015 quarter, we recorded a $10 million charge associated with our fleet restructuring initiative. We continue to restructure our domestic fleet by replacing a significant portion of our 50-seat regional flying with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. These restructuring charges include remaining lease payments and lease return costs for permanently grounded aircraft.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of January 1, 2015	$42	$462
Additional costs and expenses	—	10
Payments	(24)	(20)
Liability as of March 31, 2015	$18	$452

NOTE 11. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2015	2014
Net income	$746	$213

Basic weighted average shares outstanding	818	844
Dilutive effect of share-based awards	8	9
Diluted weighted average shares outstanding	826	853

Basic earnings per share	$0.91	$0.25
Diluted earnings per share	$0.90	$0.25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2015 Quarter Financial Highlights

Our pre-tax income for the March 2015 quarter was $1.2 billion, representing an $851 million increase compared to the corresponding prior year period as a result of higher passenger revenue and lower fuel prices. Pre-tax income, adjusted for special items, increased $150 million, or 34%, to $594 million. Special items were primarily comprised of $589 million from (1) the impact of unfavorable mark-to-market adjustments recorded on hedges in periods other than the settlement period and (2) $302 million in cash paid to early settle contracts that were in a loss position and originally scheduled to expire in the second half of 2015.

Revenue. Our passenger revenue increased $246 million, or 3%, compared to the March 2014 quarter on 3.6% higher traffic. The increase in revenue resulted from strength in our domestic operations, higher corporate sales and merchandising initiatives such as branded fares, first class upsell and preferred seating. This growth was achieved despite lower market fuel prices and foreign currency weakness.

Operating Expense. Total operating expense decreased $306 million from the March 2014 quarter driven by lower fuel prices, partially offset by higher salaries and related costs, higher profit sharing and volume-based cost increases due to increases in capacity and traffic. Salaries and related costs are higher primarily due to pay rate increases and an increase in pilot and flight attendant block hours.

Our consolidated operating cost per available seat mile ("CASM") for the March 2015 quarter decreased 8.3% to 14.12 cents from 15.39 cents in the March 2014 quarter, on a 5.0% increase in capacity. Non-fuel unit costs ("CASM-Ex," a non-GAAP financial measure) decreased 1.4% to 9.64 cents compared to the March 2014 quarter primarily due to upgauging initiatives, lower maintenance expense due to 50-seat regional fleet retirements and other productivity improvement efforts.

The non-GAAP financial measures for pre-tax income, adjusted for special items, and CASM-Ex used in this section are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended March 31, 2015 and 2014

Operating Revenue

	Three Months Ended March 31,
(in millions)	2015	2014	Increase (Decrease)	% Increase (Decrease)
Passenger:
Mainline	$6,549	$6,224	$325	5%
Regional carriers	1,374	1,453	(79)	(5)%
Total passenger revenue	7,923	7,677	246	3%
Cargo	217	217	—	—%
Other	1,248	1,022	226	22%
Total operating revenue	$9,388	$8,916	$472	5%

Passenger Revenue		Increase (Decrease) vs. Three Months Ended March 31, 2014
(in millions)	Three Months Ended March 31, 2015	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$4,080	9%	6.7%	7.0%	2.4%	2.1%	(0.3	) pts
Atlantic	1,018	1%	(0.3)%	4.1%	1.4%	(2.9)%	(3.3	) pts
Pacific	740	(11)%	(2.5)%	(1.4)%	(8.2)%	(9.2)%	(0.9	) pts
Latin America	711	8%	9.8%	13.2%	(1.2)%	(4.2)%	(2.6	) pts
Total Mainline	6,549	5%	4.4%	5.9%	0.8%	(0.7)%	(1.2	) pts
Regional carriers	1,374	(5)%	(2.3)%	(1.8)%	(3.1)%	(3.7)%	(0.4	) pts
Total Consolidated	$7,923	3%	3.6%	5.0%	(0.4)%	(1.7)%	(1.0	) pt

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue increased $246 million, or 3%, compared to the March 2014 quarter. PRASM decreased 1.7% and passenger mile yield was flat on 5.0% higher capacity. Load factor was 1.0 point lower than the prior year quarter at 81.7%.

Unit revenues of the mainline domestic region increased 2.1% on 7.0% capacity growth led by strong improvements in our hubs in Seattle and New York-JFK. Our strength at JFK was primarily driven by long-haul markets, especially transcontinental flights.

Revenues related to our international regions decreased 1% year-over-year primarily due to foreign currency weakness versus the dollar and international surcharge declines. Atlantic unit revenue decreased 2.9% as a result of foreign currency weakness on a 4.1% increase in capacity. Our joint venture with Virgin Atlantic and corporate revenues contributed to a 1.4% increase in Atlantic yields. Our Pacific region experienced a 9.2% decline in unit revenues driven by lower yield, primarily due to the effects of the weakening of the Japanese yen. Latin America capacity grew 13.2% as a result of our efforts to improve connections with GOL and Aeroméxico. GOL and Aeroméxico contributed a significant portion of the traffic between the U.S. and Brazil and key Mexican markets, respectively. Despite these contributions, Latin America unit revenues declined 4.2% as a result of foreign currency weakness and ongoing economic concerns in Venezuela.

Other Revenue. Other revenue increased $226 million, or 22%, primarily due to loyalty program revenues and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Salaries and related costs	$2,092	$1,969	$123	6%
Aircraft fuel and related taxes	1,835	2,226	(391)	(18)%
Regional carrier expense	1,053	1,319	(266)	(20)%
Depreciation and amortization	470	442	28	6%
Aircraft maintenance materials and outside repairs	452	448	4	1%
Contracted services	441	427	14	3%
Passenger commissions and other selling expenses	386	373	13	3%
Landing fees and other rents	373	341	32	9%
Passenger service	190	173	17	10%
Profit sharing	136	99	37	37%
Aircraft rent	60	51	9	18%
Restructuring and other items	10	49	(39)	NM(1)
Other	492	379	113	30%
Total operating expense	$7,990	$8,296	$(306)	(4)%

(1)
Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other items, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases and an increase in pilot and flight attendant block hours.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $600 million compared to the prior year quarter due to a 45% decrease in the market price per gallon of fuel and an increase in Monroe's profitability, partially offset by fuel hedge losses and a 4% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2015	2014
Aircraft fuel and related taxes(1)	$1,835	$2,226	$(391)
Aircraft fuel and related taxes included within regional carrier expense	264	473	(209)
Total fuel expense	$2,099	$2,699	$(600)	(22)%

Total fuel consumption (gallons)	918	881	37	4%
Average price per gallon	$2.29	$3.06	$(0.77)	(25)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost	$1,718	$2,731	$(1,013)	$1.87	$3.09	$(1.22)
Airline segment fuel hedge losses (gains)(1)	467	(73)	540	0.51	(0.08)	0.59
Refinery segment impact(1)	(86)	41	(127)	(0.09)	0.05	(0.14)
Total fuel expense	$2,099	$2,699	$(600)	$2.29	$3.06	$(0.77)
MTM adjustments and settlements	589	(34)	623	0.64	(0.03)	0.67
Total fuel expense, adjusted	$2,688	$2,665	$23	$2.93	$3.03	$(0.10)

(1)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations.

Airline Segment Fuel Hedge Impact. During the March 2015 quarter, our airline segment recorded a fuel hedge loss of $467 million.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with third parties. To the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

Mark-to-Market ("MTM") Adjustments and Settlements. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settling during the period. These items adjust fuel expense to show the economic impact of hedging, including cash received or paid on hedge contracts during the period. During the March 2015 quarter, we paid $302 million to early settle contracts that were originally scheduled to expire in the second half of 2015.

We adjust fuel expense for the items noted above to arrive at an economic fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.93 for the three months ended March 31, 2015.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the cost of fuel per gallon, a contract settlement gain and lower block hours. During the March 2015 quarter, we removed seventeen 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new B-737-900ER and CRJ-900 aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Landing Fees and Other Rents. Landing fees and other rents increased primarily due to rent escalations and increased departures.

Passenger Service. Passenger service expense includes the costs for onboard food and beverage, cleaning and supplies. This expense increased year-over-year primarily due to costs associated with the 4.4% increase in mainline traffic.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and special items, such as MTM adjustments and settlements and restructuring and other. Our profit sharing program pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

Aircraft Rent. Aircraft rent increased year-over-year due primarily to the addition of leased B-717-200 and B-737-900ER aircraft delivered during the preceding twelve months, partially offset by the retirement of B-747-400 aircraft.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by the oil refinery.

Non-Operating Results	Three Months Ended March 31,
(in millions)	2015	2014	Favorable (Unfavorable)
Interest expense, net	$(131)	$(186)	$55
Loss on extinguishment of debt	—	(18)	18
Miscellaneous, net	(81)	(81)	—
Total other expense, net	$(212)	$(285)	$73

The decline in interest expense, net results from reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $11.4 billion at March 31, 2014 to $9.6 billion at March 31, 2015.

During the March 2014 quarter, we recorded a loss of $18 million on extinguishment of debt primarily related to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Income Taxes

We project that our annual effective tax rate for 2015 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At March 31, 2015, we had approximately $12 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2024. Accordingly, we believe we will not pay federal income taxes during the next few years.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Under multi-year agreements, Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 164,000 barrels (approximately seven million gallons) per day for use in airline operations during the March 2015 quarter. We believe that the increase in jet fuel supply due to the refinery's operation has reduced the overall market price of jet fuel, and thus lowered our cost of jet fuel.

A refinery is subject to U.S. Environmental Protection Agency ("EPA") requirements that are established each year to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $28 million and $34 million of expense related to the RINs requirement in the March 2015 and 2014 quarters, respectively. We are in possession of the RINs needed to satisfy our 2013 obligation and a portion of our 2014 obligation.

The refinery recorded a profit of $86 million in the March 2015 quarter, compared to a loss of $41 million in the March 2014 quarter.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended March 31,
Consolidated(1)	2015		2014
Revenue passenger miles (millions)	46,221		44,601
Available seat miles (millions)	56,597		53,904
Passenger mile yield	17.14	¢	17.21	¢
Passenger revenue per available seat mile	14.00	¢	14.24	¢
Operating cost per available seat mile (CASM)	14.12	¢	15.39	¢
CASM-Ex(2)	9.64	¢	9.77	¢
Passenger load factor	81.7%		82.7%
Fuel gallons consumed (millions)	918		881
Average price per gallon(3)	$2.29		$3.06
Average price per gallon, adjusted(3)(4)	$2.93		$3.03
Full-time equivalent employees, end of period	81,055		78,870

(1)	Includes the operations of our regional carriers. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "March 2015 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled in the "Operating Expense" section of "Results of Operations" for the three months ended March 31, 2015 and 2014.

Fleet Information

Our operating aircraft fleet, commitments and options at March 31, 2015 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)	Lease	Options(2)
B-717-200	—	8	53	61	13.3	3	27	—
B-737-700	10	—	—	10	6.2	—	—	—
B-737-800	73	—	—	73	14.2	—	—	—
B-737-900ER	27	—	10	37	0.9	63	—	30
B-747-400	8	5	—	13	22.9	—	—	—
B-757-200	89	18	16	123	20.1	5	—	—
B-757-300	16	—	—	16	12.2	—	—	—
B-767-300	14	—	2	16	24.2	—	—	—
B-767-300ER	51	5	2	58	19.0	—	—	1
B-767-400ER	21	—	—	21	14.1	—	—	1
B-777-200ER	8	—	—	8	15.2	—	—	—
B-777-200LR	10	—	—	10	6.0	—	—	2
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	13.2	—	—	—
A320-200	52	—	17	69	20.1	—	—	—
A321-200	—	—	—	—	—	45	—	—
A330-200	11	—	—	11	10.0	—	—	—
A330-300	21	—	—	21	9.6	10	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	—	—	—	—	—	25	—	—
MD-88	76	41	—	117	24.7	—	—	—
MD-90	57	8	—	65	18.1	—	—	—
Total	599	85	102	786	17.0	194	27	34

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft and option agreements for B-767-300ER, B-767-400ER and B-777-200LR aircraft provide for certain aircraft substitution rights.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at March 31, 2015:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	45	—	81	—	—	—	126
ExpressJet Airlines, Inc.	50	41	28	—	—	—	119
SkyWest Airlines, Inc.	53	19	32	—	—	—	104
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America Corporation	—	—	—	41	14	16	71
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	148	82	141	41	20	52	484

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2015, we had $5.5 billion in unrestricted liquidity, consisting of $3.6 billion in cash and cash equivalents and short-term investments and $1.9 billion in undrawn revolving credit facilities. During the three months ended March 31, 2015, we generated $1.6 billion in cash from operating activities, which we used, along with existing cash, to reduce the principal on our debt and capital lease obligations by $260 million, fund capital expenditures of $586 million and return $500 million to shareholders, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $1.6 billion and $951 million in the three months ended March 31, 2015 and 2014, respectively. We also expect to generate positive cash flows from operations for the remainder of 2015.

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

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented approximately 26% of our total operating expenses for the March 2015 quarter. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying our derivative contracts. Our hedge contracts were in a net loss position at March 31, 2015, resulting in $383 million of margin postings to counterparties. Additionally, during the March 2015 quarter we paid $302 million to early settle contracts that were originally scheduled to expire in the second half of 2015.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of those years with the final payment in 2014. The SkyMiles purchased in December 2014 are expected to be utilized by American Express in 2015.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by The Pension Protection Act of 2006. We contributed $904 million to our qualified defined benefit pension plans during the March 2015 quarter and contributed an additional $296 million in April 2015. As a result of these contributions, we satisfied, on an accelerated basis, our required contributions for our defined benefit plans for 2015 including nearly $600 million above the minimum funding requirements. During the March 2014 quarter, we contributed $605 million to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and special items, such as MTM adjustments and settlements and restructuring and other items. Our profit sharing program pays 10% to employees on the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

After making an advanced profit sharing payment of more than $300 million in October 2014, we paid an additional $756 million in profit sharing in February 2015 related to our 2014 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. We paid $506 million in profit sharing in February 2014 related to our 2013 pre-tax profit. During the three months ended March 31, 2015, we accrued $136 million in profit sharing expense based on current expectations for 2015 pre-tax profit.

Investing Activities

Capital Expenditures. Our capital expenditures were $586 million and $614 million in the three months ended March 31, 2015 and 2014, respectively. Our capital expenditures during the March 2015 quarter were primarily for aircraft modifications and the purchase of B-737-900ER aircraft to replace a portion of our older B-757s.

We have committed to future aircraft purchases that will require significant capital investment, and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $2.8 billion in 2015 primarily for (1) aircraft, including deliveries of B-737-900ERs and A330-300s, along with advance deposit payments for these and our A321-200, A330-900neo and A350-900 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density on our domestic fleet and enhancing the cabins on both our domestic and international fleets. We expect that the 2015 investments will be funded through cash flows from operations.

Financing Activities

Debt and Capital Leases. Our principal amount of debt and capital leases has declined from $9.9 billion at December 31, 2014 to $9.6 billion at March 31, 2015. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $8.7 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our total future interest expense.

Capital Return to Shareholders. In May 2014, we announced the second phase of capital returns to shareholders. The Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter and authorized a new $2 billion share repurchase program to be completed no later than December 31, 2016. During the March 2015 quarter, we repurchased and retired 9.3 million shares at a cost of $425 million bringing the total under this program to 30.6 million shares at a cost of $1.3 billion.

On February 6, 2015, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of February 20, 2015. This dividend was paid in March 2015 and totaled $75 million.

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

Covenants

We were in compliance with the covenants in our financing agreements at March 31, 2015.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption.

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements.

Supplemental Information

We sometimes use information (“non-GAAP financial measures”) that is derived from the Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted for special items (a non-GAAP financial measure). We adjust pre-tax income for the following items to determine pre-tax income, adjusted for special items for the reasons described below:

•
MTM adjustments and settlements. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settling during the period. These items adjust fuel expense to show the economic impact of hedging, including cash received or paid on hedge contracts during the period. Adjusting for these items allows investors to better understand and analyze our core operational performance in the periods shown.

•
Restructuring and other. Because of the variability in restructuring and other, the adjustment for this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

•
Loss on extinguishment of debt. Because of the variability in loss on extinguishment of debt, the adjustment for this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

•
Virgin Atlantic MTM adjustments. We record our proportionate share of earnings from our equity investment in Virgin Atlantic in other expense. We adjust for Virgin Atlantic's MTM adjustments to allow investors to better understand and analyze our financial performance in the periods shown.

	Three Months Ended March 31,
(in millions)	2015		2014
Pre-tax income	$1,186		$335
Adjusted for:
MTM adjustments and settlements	(589)	(1)	34
Restructuring and other	10		49
Loss on extinguishment of debt	—		18
Virgin Atlantic MTM adjustments	(13)		8
Pre-tax income, adjusted for special items	$594		$444

(1)	Includes $302 million to early settle contracts that were in a loss position and originally scheduled to expire in the second half of 2015.

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We adjust CASM for the following items to determine CASM-Ex for the reasons described below:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes (including our regional carriers) allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•
Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•
Restructuring and other. Because of the variability in restructuring and other, the adjustment for this item is helpful to investors to analyze our recurring core operational performance in the periods shown.

•
Other expenses. Other expenses include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these sales to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

	Three Months Ended March 31,
	2015	2014
CASM	14.12 ¢	15.39 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.71)	(5.01)
Profit sharing	(0.24)	(0.18)
Restructuring and other	(0.02)	(0.09)
Other expenses	(0.51)	(0.34)
CASM-Ex	9.64 ¢	9.77 ¢

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

Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel and crude oil that we consume. Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices change significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin. We may adjust our hedge portfolio from time to time in response to margin posting requirements.

For the three months ended March 31, 2015, aircraft fuel and related taxes, including our regional carriers, accounted for $2.1 billion, or 26%, of our total operating expense. We recognized $411 million of fuel hedge losses during the three months ended March 31, 2015.

The following table shows the projected cash impact to fuel cost assuming 20% and 40% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at March 31, 2015 based on their contract settlement dates, assuming the same 20% and 40% changes.

	(in millions)
	Period from April 1, 2015 to December 31, 2016			Fuel Hedge Margin Received from (Posted to) Counterparties(3)
	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 40%	$(4,930)	$950	$(3,980)	$420
+ 20%	(2,470)	540	(1,930)	320
- 20%	2,470	(360)	2,110	(540)
- 40%	4,930	(1,050)	3,880	(1,160)

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.62, excluding transportation costs and taxes, at March 31, 2015 and estimated fuel consumption of 7.0 billion gallons for the period from April 1, 2015 to December 31, 2016.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at March 31, 2015.

(3)	Projections represent margin estimates for the entire fuel hedge portfolio at March 31, 2015, including contracts settling in 2016.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2015 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2015 quarter. The total number of shares purchased includes shares repurchased pursuant to our $2.0 billion share repurchase program, which was publicly announced on May 6, 2014 ("the 2014 Repurchase Program"). The 2014 Repurchase Program will terminate no later than December 2016. Some purchases made in March 2015 under the 2014 Repurchase Program were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
January 2015	—	$—	—	$1,150
February 2015	4,904,799	$46.09	4,904,799	$924
March 2015	4,352,139	$45.74	4,352,139	$725
Total	9,256,938		9,256,938

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Second Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan

10.2	Model Award Agreement for the Delta Air Lines, Inc. 2015 Long-Term Incentive Plan

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015

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
April 15, 2015