Form 10-Q
period 2015-06-30
DELTA AIR LINES INC /DE/
filed 2015-07-15
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2015:
Common Stock, $0.0001 par value - 795,398,332 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 10, 2015.

Atlanta, Georgia	/s/ Ernst & Young LLP
July 15, 2015

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,293	$2,088
Short-term investments	1,494	1,217
Accounts receivable, net of an allowance for uncollectible accounts of $10 and $11 at June 30, 2015 and December 31, 2014, respectively	1,966	2,297
Hedge margin receivable	134	925
Fuel inventory	553	534
Expendable parts and supplies inventories, net of an allowance for obsolescence of $120 and $127 at June 30, 2015 and December 31, 2014, respectively	328	318
Hedge derivatives asset	966	1,078
Deferred income taxes, net	2,892	3,275
Prepaid expenses and other	815	733
Total current assets	11,441	12,465
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $10,140 and $9,340 at June 30, 2015 and December 31, 2014, respectively	22,480	21,929
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $802 and $793 at June 30, 2015 and December 31, 2014, respectively	4,594	4,603
Deferred income taxes, net	3,374	4,320
Other noncurrent assets	1,098	1,010
Total other assets	18,860	19,727
Total assets	$52,781	$54,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,659	$1,216
Air traffic liability	6,039	4,296
Accounts payable	2,803	2,622
Accrued salaries and related benefits	2,112	2,266
Hedge derivatives liability	1,440	2,772
Frequent flyer deferred revenue	1,561	1,580
Other accrued liabilities	1,468	2,127
Total current liabilities	17,082	16,879
Noncurrent Liabilities:
Long-term debt and capital leases	7,598	8,561
Pension, postretirement and related benefits	13,869	15,138
Frequent flyer deferred revenue	2,347	2,602
Other noncurrent liabilities	2,322	2,128
Total noncurrent liabilities	26,136	28,429
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 816,405,334 and 845,048,310 shares issued at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	11,681	12,981
Retained earnings	5,540	3,456
Accumulated other comprehensive loss	(7,288)	(7,311)
Treasury stock, at cost, 21,007,002 and 19,790,077 shares at June 30, 2015 and December 31, 2014, respectively	(370)	(313)
Total stockholders' equity	9,563	8,813
Total liabilities and stockholders' equity	$52,781	$54,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Operating Revenue:
Passenger:
Mainline	$7,587	$7,582	$14,136	$13,806
Regional carriers	1,552	1,684	2,926	3,137
Total passenger revenue	9,139	9,266	17,062	16,943
Cargo	207	230	424	447
Other	1,361	1,125	2,609	2,147
Total operating revenue	10,707	10,621	20,095	19,537

Operating Expense:
Salaries and related costs	2,195	2,046	4,287	4,015
Aircraft fuel and related taxes	1,457	2,434	3,292	4,660
Regional carrier expense	1,097	1,361	2,150	2,680
Aircraft maintenance materials and outside repairs	499	466	951	914
Depreciation and amortization	448	451	918	893
Contracted services	457	440	898	867
Passenger commissions and other selling expenses	421	440	807	813
Landing fees and other rents	388	355	761	696
Profit sharing	411	340	547	439
Passenger service	227	215	417	388
Aircraft rent	60	56	120	107
Restructuring and other items	25	30	35	79
Other	548	408	1,040	787
Total operating expense	8,233	9,042	16,223	17,338

Operating Income	2,474	1,579	3,872	2,199

Other (Expense) Income:
Interest expense, net	(127)	(173)	(258)	(359)
Miscellaneous, net	19	(108)	(62)	(207)
Total other expense, net	(108)	(281)	(320)	(566)

Income Before Income Taxes	2,366	1,298	3,552	1,633

Income Tax Provision	(881)	(497)	(1,321)	(619)

Net Income	$1,485	$801	$2,231	$1,014

Basic Earnings Per Share	$1.85	$0.95	$2.75	$1.20
Diluted Earnings Per Share	$1.83	$0.94	$2.72	$1.19
Cash Dividends Declared Per Share	$0.09	$0.06	$0.18	$0.12

Comprehensive Income	$1,491	$803	$2,254	$1,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Net Cash Provided by Operating Activities	$4,381	$3,007

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,177)	(857)
Ground property and equipment, including technology	(328)	(275)
Purchase of short-term investments	(613)	(240)
Redemption of short-term investments	334	493
Other, net	17	37
Net cash used in investing activities	(1,767)	(842)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(634)	(1,477)
Repurchase of common stock	(1,350)	(350)
Cash dividends	(147)	(101)
Fuel card obligation	(320)	1
Proceeds from long-term obligations	41	273
Other, net	1	7
Net cash used in financing activities	(2,409)	(1,647)

Net Increase in Cash and Cash Equivalents	205	518
Cash and cash equivalents at beginning of period	2,088	2,844
Cash and cash equivalents at end of period	$2,293	$3,362

Non-Cash Transactions:
Flight equipment under capital leases	$65	$28

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2014.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts, none of which were material, to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating how the adoption of this standard will impact our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2015	Level 1	Level 2
Cash equivalents	$1,705	$1,705	$—
Short-term investments
U.S. government and agency securities	138	77	61
Asset- and mortgage-backed securities	400	—	400
Corporate obligations	919	—	919
Other fixed income securities	37	—	37
Restricted cash equivalents and investments	47	47	—
Long-term investments	92	66	26
Hedge derivatives, net
Fuel hedge contracts	(758)	8	(766)
Interest rate contract	(8)	—	(8)
Foreign currency exchange contracts	89	—	89

(in millions)	December 31, 2014	Level 1	Level 2
Cash equivalents	$1,612	$1,612	$—
Short-term investments
U.S. government and agency securities	59	—	59
Asset- and mortgage-backed securities	392	—	392
Corporate obligations	749	—	749
Other fixed income securities	17	—	17
Restricted cash equivalents and investments	37	37	—
Long-term investments	118	90	28
Hedge derivatives, net
Fuel hedge contracts	(1,848)	(167)	(1,681)
Interest rate contract	(7)	—	(7)
Foreign currency exchange contracts	73	—	73

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

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, S.A., the parent company of VRG Linhas Aéreas (operating as GOL). Shares of the parent companies of Aeroméxico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. The investments are classified in other noncurrent assets.

Hedge Derivatives. A portion of our derivative contracts are negotiated over-the-counter with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Such contracts are classified as Level 2 within the fair value hierarchy. The remainder of our hedge contracts are comprised of futures contracts, which are traded on a public exchange. These contracts are classified within
Level 1 of the fair value hierarchy.

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 16% to 45% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or derived from public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at June 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investment without prepayment penalties. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

(in millions)	Available-For-Sale
Maturities as of June 30, 2015
Due in one year or less	$346
Due after one year through three years	890
Due after three years through five years	160
Due after five years	98
Total	$1,494

Long-Term Investments

We have developed strategic relationships with our airline partners through equity investments and other forms of cooperation and support. These strategic relationships are important to us as they improve the coordination with our airline partners and enable our customers to seamlessly reach more destinations.

•
Aeroméxico. In order to expand our economic interest in Grupo Aeroméxico, during the June 2015 quarter, we entered into a derivative contract for 58.9 million shares of Grupo Aeroméxico. We will participate in the increases and decreases in value of the shares and record those changes in other income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Income. At the maturity date of the derivative contract, we may acquire all or a portion of the shares or settle in cash. If the derivative term is not extended, the derivative will mature no later than May 2016.

•
GOL. On July 10, 2015, GOL announced plans to issue up to $146 million of preferred shares and enter into a term loan with third parties for up to $300 million of principal. We plan to acquire up to $56 million of the shares and guarantee borrowings under the term loan, subject to the execution and delivery of definitive documentation and customary closing conditions, including receipt of required regulatory approvals. Delta's guarantee will be secured by GOL’s share ownership in Smiles (GOL's publicly-traded loyalty program). In conjunction with these transactions, both parties agreed to extend their existing commercial agreements.

NOTE 4. DERIVATIVES

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. During the three months ended June 30, 2015 and 2014, we recorded fuel hedge gains of $98 million and $97 million, respectively. During the six months ended June 30, 2015 and 2014, we recorded fuel hedge losses of $313 million and fuel hedge gains of $175 million, respectively.

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

Hedge Position as of June 30, 2015

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	400	U.S. dollars	August 2022	$5	$—	$—	$(13)	$(8)
Foreign currency exchange contracts	61,573	Japanese yen	April 2018	55	34	—	—	89
	500	Canadian dollars
Not designated as hedges
Fuel hedge contracts	1,176	gallons - crude oil, diesel and jet fuel	December 2016	906	115	(1,440)	(339)	(758)
Total derivative contracts				$966	$149	$(1,440)	$(352)	$(677)

Hedge Position as of December 31, 2014

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	416	U.S. dollars	August 2022	$5	$—	$—	$(12)	$(7)
Foreign currency exchange contracts	77,576	Japanese yen	October 2017	25	49	(1)	—	73
	511	Canadian dollars
Not designated as hedges
Fuel hedge contracts	3,286	gallons - crude oil, diesel and jet fuel	December 2016	1,048	3	(2,771)	(128)	(1,848)
Total derivative contracts				$1,078	$52	$(2,772)	$(140)	$(1,782)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
June 30, 2015
Net derivative contracts	$129	$64	$(603)	$(267)	$(677)
December 31, 2014
Net derivative contracts	$29	$49	$(1,723)	$(137)	$(1,782)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2015	2014	2015	2014
Three Months Ended June 30,
Interest rate contract	$—	$(19)	$—	$21
Foreign currency exchange contracts	41	28	(36)	(60)
Total designated	$41	$9	$(36)	$(39)
Six Months Ended June 30,
Interest rate contract	$—	$(19)	$—	$23
Foreign currency exchange contracts	92	71	(52)	(111)
Total designated	$92	$52	$(52)	$(88)

As of June 30, 2015, we have recorded $137 million of gains on cash flow hedge contracts in accumulated other comprehensive income (loss) ("AOCI"), which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $134 million and $925 million as of June 30, 2015 and December 31, 2014, respectively.

NOTE 5. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed- and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Long-term debt is principally classified as Level 2 within the fair value hierarchy.

(in millions)	June 30, 2015	December 31, 2014
Total debt at par value	$8,963	$9,469
Unamortized discount, net	(76)	(90)
Net carrying amount	$8,887	$9,379

Fair value	$9,200	$9,800

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2015.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2015	2014	2015	2014
Three Months Ended June 30,
Service cost	$—	$—	$16	$13
Interest cost	221	232	35	39
Expected return on plan assets	(220)	(207)	(20)	(21)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	58	33	6	1
Net periodic cost	$59	$58	$30	$25

Six Months Ended June 30,
Service cost	$—	$—	$32	$26
Interest cost	442	464	70	78
Expected return on plan assets	(440)	(414)	(40)	(42)
Amortization of prior service credit	—	—	(14)	(14)
Recognized net actuarial loss	116	67	12	2
Net periodic cost	$118	$117	$60	$50

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At June 30, 2015, future aircraft purchase commitments totaled approximately $13.0 billion and included 59 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 18 B-787-8, eight A330-300, three B-717-200 and one B-757-200 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft, except for the 18 B-787-8, three B-717-200 and one B-757-200 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Six months ending December 31, 2015	$690
2016	1,900
2017	2,330
2018	2,190
2019	1,060
Thereafter	4,820
Total	$12,990

In addition, we have agreements with Southwest Airlines and The Boeing Company to lease an additional 17 B-717-200 aircraft, which will be delivered by the end of 2015.

Venezuelan Currency Devaluation

As of June 30, 2015, we had $85 million of unrestricted cash on our Consolidated Balance Sheet primarily related to our 2013 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been limited due to Venezuelan government controls. Until these funds can be repatriated, they are at risk of future devaluations.

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

Employees Under Collective Bargaining Agreements

At June 30, 2015, we had approximately 83,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $15)	—	25	(19)	6
Reclassifications into earnings (net of tax effect of $10)(1)	75	(58)	—	17
Balance at June 30, 2015	$(7,442)	$189	$(35)	$(7,288)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2014	$(5,323)	$219	$(26)	$(5,130)
Changes in value (net of tax effect of $12)	—	(23)	19	(4)
Reclassifications into earnings (net of tax effect of $2)(1)	30	(33)	—	(3)
Balance at June 30, 2014	$(5,293)	$163	$(7)	$(5,137)

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

NOTE 9. SEGMENTS

Refinery Operations

We own and operate an oil refinery as part of our strategy to reduce the cost of the refining margin we pay for jet fuel. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2015 was $858 million and $1.6 billion, respectively, compared to $1.5 billion and $2.5 billion during the three and six months ended June 30, 2014, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting policies described below, with reconciliations to consolidated amounts in accordance with GAAP.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2015
Operating revenue:	$10,592	$1,357			$10,707
Sales to airline segment			$(292)	(1)
Exchanged products			(858)	(2)
Sales of refined products to third parties			(92)	(3)
Operating income(4)	2,384	90	—		2,474
Interest expense, net	127	—	—		127
Depreciation and amortization	440	8	—		448
Total assets, end of period	51,608	1,173	—		52,781
Capital expenditures	906	13	—		919

Three Months Ended June 30, 2014
Operating revenue:	$10,621	$2,018			$10,621
Sales to airline segment			$(387)	(1)
Exchanged products			(1,524)	(2)
Sales of refined products to third parties			(107)	(3)
Operating income(4)	1,566	13	—		1,579
Interest expense, net	173	—	—		173
Depreciation and amortization	445	6	—		451
Total assets, end of period	50,948	1,243	—		52,191
Capital expenditures	511	7	—		518

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2015
Operating revenue:	$19,906	$2,497			$20,095
Sales to airline segment			$(525)	(1)
Exchanged products			(1,640)	(2)
Sales of refined products to third parties			(143)	(3)
Operating income(4)	3,696	176	—		3,872
Interest expense, net	258	—	—		258
Depreciation and amortization	903	15	—		918
Capital expenditures	1,485	20	—		1,505

Six Months Ended June 30, 2014
Operating revenue:	$19,537	$3,481			$19,537
Sales to airline segment			$(636)	(1)
Exchanged products			(2,527)	(2)
Sales of refined products to third parties			(318)	(3)
Operating income (loss)(4)	2,227	(28)	—		2,199
Interest expense, net	359	—	—		359
Depreciation and amortization	882	11	—		893
Capital expenditures	1,103	29	—		1,132

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

NOTE 10. RESTRUCTURING AND OTHER ITEMS

During the three and six months ended June 30, 2015, we recorded charges of $25 million and $35 million, respectively, associated with our fleet restructuring initiative. We continue to restructure our domestic fleet by replacing a significant portion of our 50-seat regional fleet with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and by replacing older, less cost effective B-757-200 with B-737-900ER aircraft. These restructuring charges include remaining lease payments and lease return costs for permanently grounded aircraft.

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of January 1, 2015	$42	$462
Additional costs and expenses	—	36
Payments	(26)	(43)
Liability as of June 30, 2015	$16	$455

As we continue to restructure our 50-seat regional fleet and assess our fleet plans, we may evaluate and adjust the expected size of the remaining active regional fleet. A decrease in the expected remaining fleet may cause us to retire additional aircraft, which would likely result in lease termination and other charges. The timing and amount of these charges will depend on a number of factors, including final negotiations with lessors, the timing of removing the aircraft from service and the ultimate disposition of aircraft.

NOTE 11. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$1,485	$801	$2,231	$1,014

Basic weighted average shares outstanding	803	841	811	843
Dilutive effect of share-based awards	8	9	8	9
Diluted weighted average shares outstanding	811	850	819	852

Basic earnings per share	$1.85	$0.95	$2.75	$1.20
Diluted earnings per share	$1.83	$0.94	$2.72	$1.19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2015 Quarter Financial Highlights

Our pre-tax income for the June 2015 quarter was $2.4 billion, representing a $1.1 billion increase compared to the corresponding prior year period predominantly as a result of lower fuel prices and consistent cost execution. Pre-tax income, adjusted for special items, increased $202 million, or 14%, to $1.6 billion. Special items were primarily comprised of $720 million from the impact of unfavorable mark-to-market ("MTM") adjustments recorded on hedges in periods other than the settlement period. The majority of these adjustments result from losses incurred in prior periods (principally in the December 2014 quarter), but also include current period hedge gains on unsettled hedge positions.

Revenue. Our passenger revenue decreased $127 million, or 1%, compared to the June 2014 quarter principally due to 3.9% lower passenger mile yield, resulting from the strength of the U.S. dollar and lower international fuel surcharges. Domestic unit revenues decreased due to weaker yields in certain markets.

Operating Expense. Total operating expense decreased $809 million from the June 2014 quarter driven by lower fuel prices, partially offset by higher salaries and related costs and profit sharing. Salaries and related costs were higher as a result of pay rate increases and an increase in pilot and flight attendant block hours due to higher capacity.

Our consolidated operating cost per available seat mile ("CASM") for the June 2015 quarter decreased 12.0% to 12.88 cents from 14.63 cents in the June 2014 quarter, on a 3.4% increase in capacity, primarily due to lower fuel prices. Non-fuel unit costs ("CASM-Ex," a non-GAAP financial measure) decreased 0.8% to 8.91 cents compared to the June 2014 quarter principally due to domestic upgauging initiatives associated with our 50-seat regional fleet retirements, productivity improvements and the strengthening U.S. dollar, partially offset by pay rate increases and operational investments.

The non-GAAP financial measures pre-tax income, adjusted for special items, and CASM-Ex used in this section are defined and reconciled in "Supplemental Information" below.

Strategic Investments

We have developed strategic relationships with our airline partners through equity investments and other forms of cooperation and support. These strategic relationships are important to us as they improve the coordination with our airline partners and enable our customers to seamlessly reach more destinations.

•
Aeroméxico. In order to expand our economic interest in Grupo Aeroméxico, during the June 2015 quarter, we entered into a derivative contract for 58.9 million shares of Grupo Aeroméxico. We will participate in the increases and decreases in value of the shares and record those changes in other income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Income. At the maturity date of the derivative contract, we may acquire all or a portion of the shares or settle in cash. If the derivative term is not extended, the derivative will mature no later than May 2016.

•
GOL. On July 10, 2015, GOL announced plans to issue up to $146 million of preferred shares and enter into a term loan with third parties for up to $300 million of principal. We plan to acquire up to $56 million of the shares and guarantee borrowings under the term loan, subject to the execution and delivery of definitive documentation and customary closing conditions, including receipt of required regulatory approvals. Delta's guarantee will be secured by GOL’s share ownership in Smiles (GOL's publicly-traded loyalty program). In conjunction with these transactions, both parties agreed to extend their existing commercial agreements.

Results of Operations - Three Months Ended June 30, 2015 and 2014

Operating Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Passenger:
Mainline	$7,587	$7,582	$5	—%
Regional carriers	1,552	1,684	(132)	(8)%
Total passenger revenue	9,139	9,266	(127)	(1)%
Cargo	207	230	(23)	(10)%
Other	1,361	1,125	236	21%
Total operating revenue	$10,707	$10,621	$86	1%

Passenger Revenue		Increase (Decrease) vs. Three Months Ended June 30, 2014
(in millions)	Three Months Ended June 30, 2015	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Domestic	$4,713	5%	6.0%	6.0%	(1.0)%	(1.1)%	—
Atlantic	1,551	(7)%	(0.5)%	5.1%	(6.5)%	(11.5)%	(4.6	) pts
Pacific	722	(12)%	(1.4)%	(3.7)%	(10.6)%	(8.5)%	2.0	pts
Latin America	601	—%	6.7%	7.9%	(6.8)%	(7.8)%	(0.9	) pts
Total mainline	7,587	—%	3.6%	4.7%	(3.4)%	(4.4)%	(0.9	) pts
Regional carriers	1,552	(8)%	(5.1)%	(6.4)%	(2.8)%	(1.6)%	1.1	pts
Total consolidated	$9,139	(1)%	2.7%	3.4%	(3.9)%	(4.6)%	(0.7	) pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue decreased $127 million, or 1%, compared to the June 2014 quarter. PRASM decreased 4.6% and passenger mile yield decreased 3.9% on 3.4% higher capacity. Load factor was 0.7 points lower than the prior year quarter at 85.6%.

Unit revenues of the mainline domestic region decreased 1.1%, resulting from weaker yields in certain markets, which were partially offset by good performance of our growth initiatives in Seattle and the New York-JFK long-haul routes, especially to Los Angeles and San Francisco.

Revenues related to our international regions decreased 7% year-over-year primarily due to the impact of the strengthening U.S. dollar and declines in international fuel surcharges. These challenges will be addressed through targeted capacity reductions in the fourth quarter of 2015.

In the Atlantic region, unit revenue declines in Africa, the Middle East and Russia were partially offset by strength in U.S. point-of-sale demand to core European markets. Unit revenue declines in the Pacific primarily result from the strength of the U.S. dollar. We continue to optimize the Pacific region in order to improve margins through a reduction in our winter capacity, including the retirement of a portion of our B-747-400 fleet and the cancellation of our Seattle to Tokyo-Haneda route. Latin America capacity grew 7.9% as part of Delta's multi-year investment in growing its Latin network. Going forward, capacity growth in Latin America will be more consistent with the system average.

Regional carriers passenger revenue decreased 8% on a 6.4% reduction in capacity. During the June 2015 quarter, we removed thirteen 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Other Revenue. Other revenue increased $236 million, or 21%, primarily due to sales of non-jet fuel products to third parties by our oil refinery and loyalty program revenues.

Operating Expense	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Salaries and related costs	$2,195	$2,046	$149	7%
Aircraft fuel and related taxes	1,457	2,434	(977)	(40)%
Regional carrier expense	1,097	1,361	(264)	(19)%
Aircraft maintenance materials and outside repairs	499	466	33	7%
Depreciation and amortization	448	451	(3)	(1)%
Contracted services	457	440	17	4%
Passenger commissions and other selling expenses	421	440	(19)	(4)%
Landing fees and other rents	388	355	33	9%
Profit sharing	411	340	71	21%
Passenger service	227	215	12	6%
Aircraft rent	60	56	4	7%
Restructuring and other items	25	30	(5)	NM(1)
Other	548	408	140	34%
Total operating expense	$8,233	$9,042	$(809)	(9)%

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

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $1.2 billion compared to the prior year quarter due to a 39% decrease in the market price per gallon of fuel, higher fuel hedge gains and an increase in Monroe's profitability, partially offset by a 3% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2015	2014
Aircraft fuel and related taxes(1)	$1,457	$2,434	$(977)
Aircraft fuel and related taxes included within regional carrier expense	295	500	(205)
Total fuel expense	$1,752	$2,934	$(1,182)	(40)%

Total fuel consumption (gallons)	1,029	1,001	28	3%
Average price per gallon	$1.70	$2.93	$(1.23)	(42)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost	$1,968	$3,046	$(1,078)	$1.91	$3.04	$(1.13)
Airline segment fuel hedge gains(1)	(126)	(99)	(27)	(0.12)	(0.10)	(0.02)
Refinery segment impact(1)	(90)	(13)	(77)	(0.09)	(0.01)	(0.08)
Total fuel expense	$1,752	$2,934	$(1,182)	$1.70	$2.93	$(1.23)
MTM adjustments and settlements	720	1	719	0.70	—	0.70
Total fuel expense, adjusted	$2,472	$2,935	$(463)	$2.40	$2.93	$(0.53)

(1)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations, including related taxes and transportation costs.

Airline Segment Fuel Hedge Impact. During the June 2015 quarter, our airline segment recorded a fuel hedge gain of $126 million primarily associated with MTM adjustments on unsettled positions.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with third parties. To the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense. For the June 2015 quarter, the refinery reported a $90 million profit. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

MTM Adjustments and Settlements. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the period. These items adjust fuel expense to show the economic impact of hedging, including cash received or paid on hedge contracts during the period.

We adjust fuel expense for the items noted above to arrive at an economic fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.40 during the June 2015 quarter.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the cost of fuel per gallon, a decrease in ground handling and facility rent charges and lower block hours. During the June 2015 quarter, we removed thirteen 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The increase in aircraft maintenance materials and outside repairs is due primarily to a higher volume of sales from our MRO business.

Landing Fees and Other Rents. Landing fees and other rents increased principally due to increased departures.

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

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by the oil refinery.

Results of Operations - Six Months Ended June 30, 2015 and 2014

Operating Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Passenger:
Mainline	$14,136	$13,806	$330	2%
Regional carriers	2,926	3,137	(211)	(7)%
Total passenger revenue	17,062	16,943	119	1%
Cargo	424	447	(23)	(5)%
Other	2,609	2,147	462	22%
Total operating revenue	$20,095	$19,537	$558	3%

Passenger Revenue		Increase (Decrease) vs. Six Months Ended June 30, 2014
(in millions)	Six Months Ended June 30, 2015	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,793	7%	6.3%	6.5%	0.5%	0.4%	(0.1	) pts
Atlantic	2,569	(4)%	(0.4)%	4.7%	(3.5)%	(8.2)%	(4.1	) pts
Pacific	1,462	(11)%	(1.9)%	(2.6)%	(9.4)%	(8.8)%	0.5	pts
Latin America	1,312	4%	8.3%	10.6%	(3.8)%	(5.8)%	(1.7	) pts
Total mainline	14,136	2%	4.0%	5.3%	(1.5)%	(2.7)%	(1.1	) pts
Regional carriers	2,926	(7)%	(3.8)%	(4.2)%	(3.0)%	(2.6)%	0.3	pts
Total consolidated	$17,062	1%	3.1%	4.2%	(2.3)%	(3.3)%	(0.9	) pts

Passenger revenue increased $119 million, or 1%, over the corresponding prior year period. PRASM decreased 3.3% and passenger mile yield decreased 2.3% on 4.2% higher capacity. Load factor was 0.9 points lower than the prior year period at 83.8%.

Unit revenues of the mainline domestic region increased 0.4% led by good performance of our growth initiatives in Seattle and the New York-JFK long-haul routes, especially to Los Angeles and San Francisco. These improvements were partially offset by weaker yields in certain markets.

Revenues related to our international regions decreased 4% year-over-year primarily due to the impact of the strengthening U.S. dollar and reductions in international fuel surcharges. These challenges will be addressed through targeted capacity reductions in the second half of 2015.

In the Atlantic region, unit revenue declines in Africa, the Middle East and Russia were partially offset by strength in U.S. point-of-sale demand to core European markets. Unit revenue declines in the Pacific primarily result from the strength of the U.S. dollar. We continue to optimize the Pacific region in order to improve margins through a reduction in our winter capacity, including the retirement of a portion of our B-747-400 fleet and the cancellation of our Seattle to Tokyo-Haneda route. Latin America capacity grew 10.6% as part of Delta's multi-year investment in growing its Latin network. Going forward, capacity growth in Latin America will be more consistent with the system average.

Regional carriers passenger revenue decreased 7% on a 4.2% reduction in capacity. During the six months ended June 30, 2015, we removed thirty 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Other Revenue. Other revenue increased $462 million, or 22%, primarily due to loyalty program revenues and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Salaries and related costs	$4,287	$4,015	$272	7%
Aircraft fuel and related taxes	3,292	4,660	(1,368)	(29)%
Regional carrier expense	2,150	2,680	(530)	(20)%
Aircraft maintenance materials and outside repairs	951	914	37	4%
Depreciation and amortization	918	893	25	3%
Contracted services	898	867	31	4%
Passenger commissions and other selling expenses	807	813	(6)	(1)%
Landing fees and other rents	761	696	65	9%
Profit sharing	547	439	108	25%
Passenger service	417	388	29	7%
Aircraft rent	120	107	13	12%
Restructuring and other items	35	79	(44)	NM(1)
Other	1,040	787	253	32%
Total operating expense	$16,223	$17,338	$(1,115)	(6)%

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

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $1.8 billion compared to the prior year period due to a 42% decrease in the market price per gallon of fuel and an increase in Monroe's profitability, partially offset by fuel hedge losses and a 3% increase in consumption. The table below presents fuel expense, gallons consumed and average price per gallon, including the impact of hedging and the refinery:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2015	2014
Aircraft fuel and related taxes(1)	$3,292	$4,660	$(1,368)
Aircraft fuel and related taxes included within regional carrier expense	559	973	(414)
Total fuel expense	$3,851	$5,633	$(1,782)	(32)%

Total fuel consumption (gallons)	1,947	1,882	65	3%
Average price per gallon	$1.98	$2.99	$(1.01)	(34)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost	$3,686	$5,777	$(2,091)	$1.89	$3.07	$(1.18)
Airline segment fuel hedge losses (gains)(1)	341	(172)	513	0.18	(0.09)	0.27
Refinery segment impact(1)	(176)	28	(204)	(0.09)	0.01	(0.10)
Total fuel expense	$3,851	$5,633	$(1,782)	$1.98	$2.99	$(1.01)
MTM adjustments and settlements	1,309	(33)	1,342	0.67	(0.01)	0.68
Total fuel expense, adjusted	$5,160	$5,600	$(440)	$2.65	$2.98	$(0.33)

(1)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

Fuel Purchase Cost. Fuel purchase cost is based on the market price for jet fuel at airport locations, including related taxes and transportation costs.

Airline Segment Fuel Hedge Impact. During the six months ended June 30, 2015, our airline segment recorded a fuel hedge loss of $341 million primarily associated with MTM adjustments on settled positions.

Refinery Segment Impact. The refinery results include the impact on fuel expense of self-supply from the production of the refinery and from refined products exchanged with third parties. To the extent that we account for exchanges of refined products as nonmonetary transactions, we include the results of those transactions within fuel expense. For the six months ended June 30, 2015, the refinery reported a $176 million profit. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

MTM Adjustments and Settlements. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the period. These items adjust fuel expense to show the economic impact of hedging, including cash received or paid on hedge contracts during the period. During the March 2015 quarter, we paid $302 million to early settle contracts that were originally scheduled to expire in the second half of 2015.

We adjust fuel expense for the items noted above to arrive at a more meaningful measure of fuel cost. Our average price per gallon, adjusted (a non-GAAP financial measure) was $2.65 for the six months ended June 30, 2015.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the cost of fuel per gallon, a decrease in ground handling and facility rent charges and lower block hours. During the six months ended June 30, 2015, we removed thirty 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO services business. The increase in aircraft maintenance materials and outside repairs is due primarily to a higher volume of sales from our MRO business, partially offset by the timing of maintenance events on our fleet.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new B-737-900ER and CRJ-900 aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Contracted Services. Contracted services expense increased year-over-year due to additional information technology services.

Landing Fees and Other Rents. Landing fees and other rents increased principally due to increased departures.

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

Passenger Service. Passenger service expense includes the costs for onboard food and beverage, cleaning and supplies. This expense increased year-over-year primarily due to costs associated with the 4.0% increase in mainline traffic.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Non-Operating Results	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2015	2014	Favorable	2015	2014	Favorable
Interest expense, net	$(127)	$(173)	$46	$(258)	$(359)	$101
Miscellaneous, net	19	(108)	127	(62)	(207)	145
Total other expense, net	$(108)	$(281)	$173	$(320)	$(566)	$246

The decline in interest expense, net results from reduced levels of debt and the refinancing of debt obligations at lower interest rates. Our principal amount of debt and capital leases has declined from $10.6 billion at June 30, 2014 to $9.3 billion at June 30, 2015.

Miscellaneous, net is favorable primarily due to debt extinguishment losses recorded in the three and six months ended June 30, 2014 and our proportionate share of earnings from our equity investment in Virgin Atlantic during the three and six months ended June 30, 2015. The 2014 extinguishment of debt primarily related to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines. The gain from Virgin Atlantic primarily results from favorable MTM adjustments on fuel hedges.

Income Taxes

We project that our annual effective tax rate for 2015 will be approximately 38%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At June 30, 2015, we had approximately $11 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2024. Accordingly, we believe we will not pay federal income taxes during the next few years.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Under multi-year agreements, Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 175,000 barrels (approximately seven million gallons) per day for use in airline operations during the June 2015 quarter. We believe that the increase in jet fuel supply due to the refinery's operation has reduced the overall market price of jet fuel, and thus lowered our cost of jet fuel.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $22 million and $20 million of expense related to the RINs requirement in the June 2015 and 2014 quarters, respectively. We are in possession of the RINs needed to satisfy our 2013 obligation and a portion of our 2014 and 2015 obligations.

The refinery recorded profits of $90 million and $176 million in the June 2015 quarter and the six months ended June 30, 2015, respectively, compared to a profit of $13 million in the June 2014 quarter and a loss of $28 million in the six months ended June 30, 2014. The refinery's profitability improved year-over-year, although refinery revenues declined as refined fuel market prices decreased. The refinery’s increase in profits was attributable to higher product crack spreads and to using lower priced domestic crude oil. Additionally, as a result of enhanced operational reliability, logistical improvements and utilization of intermediates (partially refined fuels), the refinery's June 2015 quarter throughput capacity was higher. Throughput capacity gains were further increased compared to the prior year due to major scheduled downtime for maintenance during the first half of 2014. For more information regarding the refinery’s results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated(1)	2015		2014		2015		2014
Revenue passenger miles (millions)	54,755		53,341		100,976		97,942
Available seat miles (millions)	63,937		61,817		120,534		115,721
Passenger mile yield	16.69	¢	17.37	¢	16.90	¢	17.30	¢
Passenger revenue per available seat mile	14.29	¢	14.99	¢	14.16	¢	14.64	¢
Operating cost per available seat mile (CASM)	12.88	¢	14.63	¢	13.46	¢	14.98	¢
CASM-Ex(2)	8.91	¢	8.98	¢	9.25	¢	9.35	¢
Passenger load factor	85.6%		86.3%		83.8%		84.6%
Fuel gallons consumed (millions)	1,029		1,001		1,947		1,882
Average price per gallon(3)	$1.70		$2.93		$1.98		$2.99
Average price per gallon, adjusted(3)(4)	$2.40		$2.93		$2.65		$2.98
Full-time equivalent employees, end of period	83,247		80,723

(1)	Includes the operations of our regional carriers. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "June 2015 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled in the "Operating Expense" section of "Results of Operations" for the three and six months ended June 30, 2015 and 2014.

Fleet Information

Our operating aircraft fleet, commitments and options at June 30, 2015 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)	Lease	Options(2)
B-717-200	—	11	60	71	13.5	3	17	—
B-737-700	10	—	—	10	6.4	—	—	—
B-737-800	73	—	—	73	14.4	—	—	—
B-737-900ER	31	—	10	41	1.0	59	—	30
B-747-400	8	5	—	13	23.1	—	—	—
B-757-200	89	18	15	122	20.3	1	—	—
B-757-300	16	—	—	16	12.3	—	—	—
B-767-300	15	—	1	16	24.4	—	—	—
B-767-300ER	54	4	—	58	19.2	—	—	1
B-767-400ER	21	—	—	21	14.3	—	—	1
B-777-200ER	8	—	—	8	15.4	—	—	—
B-777-200LR	10	—	—	10	6.2	—	—	1
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	13.4	—	—	—
A320-200	57	—	12	69	20.3	—	—	—
A321-200	—	—	—	—	—	45	—	—
A330-200	11	—	—	11	10.2	—	—	—
A330-300	23	—	—	23	9.0	8	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	—	—	—	—	—	25	—	—
MD-88	83	33	—	116	24.9	—	—	—
MD-90	57	8	—	65	18.4	—	—	—
Total	621	79	100	800	17.1	184	17	33

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft and option agreements for B-767-300ER, B-767-400ER and B-777-200LR aircraft provide for certain aircraft substitution rights.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at June 30, 2015:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	35	—	81	—	—	—	116
ExpressJet Airlines, Inc.	47	41	28	—	—	—	116
SkyWest Airlines, Inc.	53	19	32	—	—	—	104
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America Corporation	—	—	—	41	14	16	71
GoJet Airlines, LLC	—	22	—	—	—	—	22
Total	135	82	141	41	20	52	471

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2015, we had $5.7 billion in unrestricted liquidity, consisting of $3.8 billion in cash and cash equivalents and short-term investments and $2.0 billion in undrawn revolving credit facilities. During the six months ended June 30, 2015, we generated $4.4 billion in cash from operating activities, which we used, along with existing cash, to reduce our debt and capital lease obligations by $593 million, fund capital expenditures of $1.5 billion and return $1.5 billion to shareholders, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $4.4 billion and $3.0 billion in the six months ended June 30, 2015 and 2014, respectively. We also expect to generate positive cash flows from operations for the remainder of 2015.

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

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented approximately 24% of our total operating expenses for the six months ended June 30, 2015. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying those derivative contracts. Our hedge contracts were in a net loss position at June 30, 2015, resulting in $134 million of margin postings to counterparties. Additionally, during the March 2015 quarter we paid $302 million to early settle contracts that were originally scheduled to expire in the second half of 2015.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of those years with the final payment in 2014. The SkyMiles purchased in December 2014 were utilized by American Express as of June 30, 2015.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by The Pension Protection Act of 2006. We contributed $1.2 billion to our qualified defined benefit pension plans during the six months ended June 2015, including $296 million in April 2015. As a result of these contributions, we satisfied, on an accelerated basis, our 2015 required contributions for the defined benefit plans, including nearly $600 million above the minimum funding requirements. During the six months ended June 2014, we contributed $905 million to our qualified defined benefit pension plans.

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

After making an advanced profit sharing payment of more than $300 million in October 2014, we paid an additional $756 million in profit sharing in February 2015 related to our 2014 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. We paid $506 million in profit sharing in February 2014 related to our 2013 pre-tax profit. During the six months ended June 30, 2015, we accrued $547 million in profit sharing expense based on current expectations for 2015 pre-tax profit.

Investing Activities

Capital Expenditures. Our capital expenditures were $1.5 billion and $1.1 billion in the six months ended June 30, 2015 and 2014, respectively. Our capital expenditures during the June 2015 quarter were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A330-300 aircraft, advanced deposit payments on A321-200 aircraft and seat density projects for our domestic fleet.

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

Financing Activities

Debt and Capital Leases. Our principal amount of debt and capital leases has declined from $9.9 billion at December 31, 2014 to $9.3 billion at June 30, 2015. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.0 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our total current and future interest expense.

Capital Return to Shareholders. In the June 2014 quarter, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter and authorized a $2 billion share repurchase program to be completed no later than December 31, 2016.

On April 24, 2015, the Board of Directors declared a $0.09 per share dividend for shareholders of record as of May 8, 2015. This dividend was paid in May 2015, bringing total dividends paid during the six months ended June 30, 2015 to $147 million.

In the June 2015 quarter, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.135 per share beginning in the September 2015 quarter and authorized a new $5 billion share repurchase program to be completed no later than December 31, 2017. During the six months ended June 30, 2015, we repurchased and retired 30.2 million shares at a cost of $1.4 billion, which completed the 2014 share repurchase authorization more than one year ahead of its expiration, and included $200 million under the new 2015 share repurchase authorization.

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

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2015.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating how the adoption of this standard will impact our Consolidated Financial Statements.

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

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted for special items (a non-GAAP financial measure). We adjust pre-tax income for the following items to determine pre-tax income, adjusted for special items, for the reasons described below:

•
MTM adjustments and settlements. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the period. These items adjust fuel expense to show the economic impact of hedging, including cash received or paid on hedge contracts during the period. Adjusting for these items allows investors to better understand and analyze our core operational performance in the periods shown.

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

	Three Months Ended June 30,
(in millions)	2015	2014
Pre-tax income	$2,366	$1,298
Adjusted for:
MTM adjustments and settlements	(720)	(1)
Restructuring and other	25	30
Loss on extinguishment of debt	—	111
Virgin Atlantic MTM adjustments	(31)	—
Pre-tax income, adjusted for special items	$1,640	$1,438

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CASM	12.88 ¢	14.63 ¢	13.46 ¢	14.98 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.74)	(4.75)	(3.19)	(4.87)
Profit sharing	(0.64)	(0.55)	(0.45)	(0.38)
Restructuring and other	(0.04)	(0.05)	(0.03)	(0.07)
Other expenses	(0.55)	(0.30)	(0.54)	(0.31)
CASM-Ex	8.91 ¢	8.98 ¢	9.25 ¢	9.35 ¢

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

For the six months ended June 30, 2015, aircraft fuel and related taxes, including our regional carriers, accounted for $3.9 billion, or 24%, of our total operating expense. We recognized $313 million of fuel hedge losses during the six months ended June 30, 2015.

The following table shows the projected cash impact to fuel cost assuming 20% and 40% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at June 30, 2015 based on their contract settlement dates, assuming the same 20% and 40% changes.

	(in millions)
	Period from July 1, 2015 to December 31, 2016
	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 40%	$(4,500)	$680	$(3,820)
+ 20%	(2,250)	510	(1,740)
- 20%	2,250	(210)	2,040
- 40%	4,500	(690)	3,810

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.73, excluding transportation costs and taxes, at June 30, 2015 and estimated fuel consumption of 6.0 billion gallons for the period from July 1, 2015 to December 31, 2016.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2015 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2015 quarter. The total number of shares purchased includes shares repurchased pursuant to our $2 billion share repurchase program, which was publicly announced on May 6, 2014 and completed in June 2015, and our $5 billion share repurchase program, which was publicly announced on May 13, 2015 ("the 2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in June 2015 were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs (in millions)
April 2015	4,848,658	$45.86	4,848,658	$503
May 2015	8,505,352	$45.05	8,505,352	$5,122
June 2015	7,722,856	$42.14	7,722,856	$4,800
Total	21,076,866		21,076,866

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Terms of 2015 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015

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
July 15, 2015