Form 10-Q
period 2015-09-30
DELTA AIR LINES INC /DE/
filed 2015-10-14
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2015:
Common Stock, $0.0001 par value - 786,473,621 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms “Delta,” “we,” “us” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

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

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders' equity (deficit) for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 10, 2015.

Atlanta, Georgia	/s/ Ernst & Young LLP
October 14, 2015

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,369	$2,088
Short-term investments	1,442	1,217
Accounts receivable, net of an allowance for uncollectible accounts of $9 and $11 at September 30, 2015 and December 31, 2014, respectively	1,974	2,297
Hedge margin receivable	381	925
Fuel inventory	381	534
Expendable parts and supplies inventories, net of an allowance for obsolescence of $124 and $127 at September 30, 2015 and December 31, 2014, respectively	314	318
Hedge derivatives asset	1,586	1,078
Deferred income taxes, net	2,710	3,275
Prepaid expenses and other	816	733
Total current assets	11,973	12,465
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $10,563 and $9,340 at September 30, 2015 and December 31, 2014, respectively	22,608	21,929
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $806 and $793 at September 30, 2015 and December 31, 2014, respectively	4,589	4,603
Deferred income taxes, net	2,834	4,320
Other noncurrent assets	1,848	1,010
Total other assets	19,065	19,727
Total assets	$53,646	$54,121
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,705	$1,216
Air traffic liability	5,231	4,296
Accounts payable	2,688	2,622
Accrued salaries and related benefits	2,790	2,266
Hedge derivatives liability	2,194	2,772
Frequent flyer deferred revenue	1,621	1,580
Other accrued liabilities	1,379	2,127
Total current liabilities	17,608	16,879
Noncurrent Liabilities:
Long-term debt and capital leases	7,096	8,561
Pension, postretirement and related benefits	13,867	15,138
Frequent flyer deferred revenue	2,265	2,602
Other noncurrent liabilities	2,465	2,128
Total noncurrent liabilities	25,693	28,429
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 807,525,032 and 845,048,310 shares issued at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	11,285	12,981
Retained earnings	6,748	3,456
Accumulated other comprehensive loss	(7,316)	(7,311)
Treasury stock, at cost, 21,051,411 and 19,790,077 shares at September 30, 2015 and December 31, 2014, respectively	(372)	(313)
Total stockholders' equity	10,345	8,813
Total liabilities and stockholders' equity	$53,646	$54,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Operating Revenue:
Passenger:
Mainline	$8,059	$8,144	$22,195	$21,950
Regional carriers	1,536	1,632	4,462	4,769
Total passenger revenue	9,595	9,776	26,657	26,719
Cargo	196	244	620	691
Other	1,316	1,158	3,925	3,305
Total operating revenue	11,107	11,178	31,202	30,715

Operating Expense:
Salaries and related costs	2,276	2,069	6,563	6,084
Aircraft fuel and related taxes	1,819	2,952	5,111	7,612
Regional carrier expense	1,073	1,353	3,223	4,033
Aircraft maintenance materials and outside repairs	479	440	1,430	1,354
Depreciation and amortization	466	440	1,384	1,333
Contracted services	477	459	1,375	1,326
Passenger commissions and other selling expenses	463	476	1,270	1,289
Landing fees and other rents	403	393	1,164	1,089
Profit sharing	563	384	1,110	823
Passenger service	247	227	664	615
Aircraft rent	63	65	183	172
Restructuring and other items	—	570	35	649
Other	565	515	1,605	1,302
Total operating expense	8,894	10,343	25,117	27,681

Operating Income	2,213	835	6,085	3,034

Other Expense:
Interest expense, net	(121)	(154)	(379)	(513)
Miscellaneous, net	(20)	(102)	(82)	(309)
Total other expense, net	(141)	(256)	(461)	(822)

Income Before Income Taxes	2,072	579	5,624	2,212

Income Tax Provision	(757)	(222)	(2,078)	(841)

Net Income	$1,315	$357	$3,546	$1,371

Basic Earnings Per Share	$1.67	$0.43	$4.42	$1.63
Diluted Earnings Per Share	$1.65	$0.42	$4.37	$1.61
Cash Dividends Declared Per Share	$0.135	$0.09	$0.315	$0.21

Comprehensive Income	$1,287	$394	$3,541	$1,401

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2015	2014
Net Cash Provided by Operating Activities	$6,448	$4,365

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,583)	(1,179)
Ground property and equipment, including technology	(484)	(410)
Purchase of equity investments	(500)	—
Purchase of short-term investments	(740)	(1,642)
Redemption of short-term investments	510	748
Other, net	21	58
Net cash used in investing activities	(2,776)	(2,425)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,151)	(2,485)
Repurchase of common stock	(1,775)	(600)
Cash dividends	(254)	(176)
Fuel card obligation	(343)	1
Proceeds from long-term obligations	1,038	980
Other, net	94	6
Net cash used in financing activities	(3,391)	(2,274)

Net Increase (Decrease) in Cash and Cash Equivalents	281	(334)
Cash and cash equivalents at beginning of period	2,088	2,844
Cash and cash equivalents at end of period	$2,369	$2,510

Non-Cash Transactions:
Flight equipment acquired under capital leases	$104	$28

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of operating results for the entire year.

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

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating how the adoption of this standard will impact our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2015	Level 1	Level 2
Cash equivalents	$1,824	$1,824	$—
Short-term investments
U.S. government and agency securities	124	71	53
Asset- and mortgage-backed securities	392	—	392
Corporate obligations	888	—	888
Other fixed income securities	38	—	38
Restricted cash equivalents and investments	46	46	—
Long-term investments	97	72	25
Hedge derivatives, net
Fuel hedge contracts	(835)	122	(957)
Interest rate contract	1	—	1
Foreign currency exchange contracts	92	—	92

(in millions)	December 31, 2014	Level 1	Level 2
Cash equivalents	$1,612	$1,612	$—
Short-term investments
U.S. government and agency securities	59	—	59
Asset- and mortgage-backed securities	392	—	392
Corporate obligations	749	—	749
Other fixed income securities	17	—	17
Restricted cash equivalents and investments	37	37	—
Long-term investments	118	90	28
Hedge derivatives, net
Fuel hedge contracts	(1,848)	(167)	(1,681)
Interest rate contract	(7)	—	(7)
Foreign currency exchange contracts	73	—	73

Cash Equivalents and Restricted Cash Equivalents and Investments. Cash equivalents generally consist of money market funds. Restricted cash equivalents and investments generally consist of money market funds and time deposits, which primarily support letters of credit that relate to certain projected self-insurance obligations and airport commitments. The fair value of these investments is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL). Shares of the parent companies of Aeroméxico and GOL are traded on public exchanges and we have valued our investments based on quoted market prices. The investments are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 24% to 52% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on LIBOR. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at September 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

(in millions)	Available-For-Sale
Maturities as of September 30, 2015
Due in one year or less	$379
Due after one year through three years	836
Due after three years through five years	122
Due after five years	105
Total	$1,442

Long-Term Investments

We have developed strategic relationships with our airline partners through equity investments and other forms of cooperation and support. These strategic relationships are important to us as they improve the coordination with our airline partners and enable our customers to seamlessly reach more destinations.

•
Aeroméxico. In order to expand our economic interest in Aeroméxico, during the June 2015 quarter, we entered into a derivative contract for 58.9 million shares of Aeroméxico's parent company. Through the interest in the derivative, we will participate in the increases and decreases in value of the shares and record those changes in other expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. At the maturity date of the derivative contract, we may acquire all or a portion of the shares or settle in cash. If the derivative term is not extended, the derivative will mature no later than May 2016. Aeroméxico operates more than 600 flights daily with hubs at the international airports in Mexico City and Monterrey and a route network spanning over 80 cities on four continents, including 45 destinations in Mexico.

•
GOL. During the September 2015 quarter, we acquired preferred shares of GOL's parent company for $50 million, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. As GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheets as of September 30, 2015. In conjunction with these transactions, we and GOL agreed to extend our existing commercial agreements. GOL is one of the largest airlines in Brazil, offering nearly 900 flights a day to 62 destinations, both within Brazil and internationally.

•
China Eastern. During the September 2015 quarter, we acquired shares of China Eastern for $450 million, which provides us with a 3.5% stake in the airline. In conjunction with this transaction, we and China Eastern entered into a new commercial agreement to expand our relationship and better connect the networks of the two airlines. China Eastern is one of the largest airlines in China with a route network covering 217 destinations in 26 countries.

As the investment agreement restricts our sale or transfer of these shares for a period of three years, we will account for the investment at cost during this period. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares.

NOTE 4. DERIVATIVES

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We rebalance the hedge portfolio from time to time according to market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. During the three months ended September 30, 2015 and 2014, we recorded fuel hedge losses of $250 million and $238 million, respectively. During the nine months ended September 30, 2015 and 2014, we recorded fuel hedge losses of $563 million and $63 million, respectively.

During the March 2015 quarter, we restructured our fuel hedge portfolio by early settling certain hedges and deferring the settlement of a portion of the remaining positions. We paid $302 million in the March 2015 quarter to early settle contracts that were in a loss position and originally scheduled to expire in the second half of 2015. Additionally, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that, excluding market movements from the date of the transactions, would settle and provide approximately $150 million in cash receipts during both the September and December 2015 quarters and require approximately $300 million in cash payments in 2016. By effectively deferring settlement of a portion of the original derivative transactions, the restructured hedge portfolio provides additional time for the fuel market to stabilize while adding some hedge protection in 2016. We reported $128 million in cash receipts associated with these deferral transactions as cash flows from financing activities within other, net on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015.

Hedge Position as of September 30, 2015

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	384	U.S. dollars	August 2022	$4	$—	$—	$(3)	$1
Foreign currency exchange contracts	57,545	Japanese yen	July 2018	67	26	—	(1)	92
	427	Canadian dollars
Not designated as hedges
Fuel hedge contracts	921	gallons - crude oil, diesel and jet fuel	January 2017	1,515	358	(2,194)	(514)	(835)
Total derivative contracts				$1,586	$384	$(2,194)	$(518)	$(742)

Hedge Position as of December 31, 2014

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	416	U.S. dollars	August 2022	$5	$—	$—	$(12)	$(7)
Foreign currency exchange contracts	77,576	Japanese yen	October 2017	25	49	(1)	—	73
	511	Canadian dollars
Not designated as hedges
Fuel hedge contracts	3,286	gallons - crude oil, diesel and jet fuel	December 2016	1,048	3	(2,771)	(128)	(1,848)
Total derivative contracts				$1,078	$52	$(2,772)	$(140)	$(1,782)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
September 30, 2015
Net derivative contracts	$191	$29	$(799)	$(163)	$(742)
December 31, 2014
Net derivative contracts	$29	$49	$(1,723)	$(137)	$(1,782)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2015	2014	2015	2014
Three Months Ended September 30,
Interest rate contract	$—	$(12)	$—	$15
Foreign currency exchange contracts	69	47	(53)	38
Total designated	$69	$35	$(53)	$53
Nine Months Ended September 30,
Interest rate contract	$—	$(31)	$—	$38
Foreign currency exchange contracts	161	118	(105)	(73)
Total designated	$161	$87	$(105)	$(35)

As of September 30, 2015, we have recorded $93 million of gains on cash flow hedge contracts in accumulated other comprehensive income (loss) ("AOCI"), which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $381 million and $925 million as of September 30, 2015 and December 31, 2014, respectively.

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

(in millions)	September 30, 2015	December 31, 2014
Total debt at par value	$8,474	$9,469
Unamortized discount, net	(57)	(90)
Net carrying amount	$8,417	$9,379

Fair value	$8,700	$9,800

August 2015 Debt Refinancing Transaction

In connection with the retirement and termination of the outstanding loans under our existing $2.5 billion Senior Secured Credit Financing Facilities (due April 2016 and April 2017), we completed refinancing transactions in August 2015 with new debt consisting of the Senior Secured Credit Facilities, described below, and the 2015-1 pass through certificates ("2015-1 EETC").

Senior Secured Credit Facilities

In August 2015, we entered into the Senior Secured Credit Facilities to borrow up to $2.0 billion. The Senior Secured Credit Facilities consist of a $1.5 billion first-lien revolving credit facility (the “Revolving Credit Facility”) and a $500 million first-lien term loan facility (the “Term Loan Facility”). These transactions are summarized in the table below:

(in millions)	Final Maturity Date	Interest Rate(s) per Annum		Proceeds Received	Principal Retired
Entered into in August 2015
Term Loan Facility	August 2022	3.25%	variable(1)(2)	$500	$—
Revolving Credit Facility ($1.5 billion)	August 2020	undrawn	variable(3)	—	—
Retired/Terminated in August 2015
Term Loan Facility	April 2017	3.25%	variable(1)(4)	—	1,320
Revolving Credit Facility ($1.2 billion)	April 2016	undrawn	variable(1)	—	—
Total				$500	$1,320

(1)	Interest rate equal to LIBOR (subject to a floor) or another index rate, in each case plus a specified margin.

(2)	Represents the rate as of September 30, 2015.

(3)	Interest rate equal to LIBOR or another index rate, in each case plus a specified margin.

(4)	Represents the rate as of August 24, 2015.

An amount equal to 1% of the original principal amount of the loans under the Term Loan Facility must be repaid annually in equal quarterly installments. All remaining borrowings under the Term Loan Facility are due on the final maturity date of August 2022. There are no amounts outstanding under the Revolving Credit Facility as of September 30, 2015.

Collateral and Key Financial Covenants. Our obligations under the Senior Secured Credit Facilities are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”) and secured by liens on certain of our and the Guarantors’ assets, including accounts receivable, aircraft, spare engines, non-Pacific international routes, domestic slots and certain investment property (the “Collateral”). These assets also secure $100 million of certain fuel hedging obligations pari passu (i.e., on equal priority) with the Revolving Credit Facility and the Term Loan Facility. The Senior Secured Credit Facilities include affirmative, negative and financial covenants that may restrict our ability to, among other things, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants require us to maintain:

Minimum Unrestricted Liquidity
Unrestricted cash, permitted investments and undrawn revolving credit facilities (including the Revolving Credit Facility)	$2.0 billion
Minimum Collateral Coverage Ratio(1)	1.60:1

(1)
Defined as the ratio of (a) the value of the Collateral that meet specified eligibility standards to (b) the sum of the aggregate outstanding borrowings under the Senior Secured Credit Facilities and certain other obligations.

Under the Senior Secured Credit Facilities, if the Minimum Collateral Coverage Ratio is not maintained, we must either provide additional collateral to secure our obligations, or we must reduce the secured obligations under the facilities by an amount necessary to maintain compliance with the collateral coverage ratio. The Senior Secured Credit Facilities contain events of default customary for similar financings, including cross-defaults to other material indebtedness and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the Senior Secured Credit Facilities may be accelerated and become due and payable immediately.

2015-1 EETC

The details of the 2015-1 EETC, which is secured by 15 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2015-1 Class AA Certificates	$313	3.625%	August 2015	July 2027
2015-1 Class A Certificates	69	3.875%	August 2015	July 2027
2015-1 Class B Certificates	118	4.250%	August 2015	July 2023
Total	$500

Covenants

We were in compliance with the covenants in our financing agreements at September 30, 2015.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2015	2014	2015	2014
Three Months Ended September 30,
Service cost	$—	$—	$16	$13
Interest cost	221	232	35	39
Expected return on plan assets	(220)	(207)	(20)	(21)
Amortization of prior service credit	—	—	(7)	(6)
Recognized net actuarial loss	61	33	6	1
Net periodic cost	$62	$58	$30	$26

Nine Months Ended September 30,
Service cost	$—	$—	$48	$39
Interest cost	663	696	105	117
Expected return on plan assets	(660)	(621)	(60)	(63)
Amortization of prior service credit	—	—	(21)	(20)
Recognized net actuarial loss	177	100	18	3
Net periodic cost	$180	$175	$90	$76

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At September 30, 2015, future aircraft purchase commitments totaled approximately $13.0 billion and included 54 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 18 B-787-8, seven A330-300, three B-717-200 and one B-757-200 aircraft. We have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft, except for the 18 B-787-8, three B-717-200 and one B-757-200 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights.

(in millions)	Total
Three months ending December 31, 2015	$380
2016	1,950
2017	2,370
2018	2,270
2019	1,090
Thereafter	4,910
Total	$12,970

In addition, we have agreements with Southwest Airlines and The Boeing Company to lease an additional eight B-717-200 aircraft, which will be delivered by the end of 2015.

Venezuelan Currency Devaluation

As of September 30, 2015, we had $79 million of unrestricted cash on our Consolidated Balance Sheet primarily related to our 2013 Venezuelan ticket sales for which repatriation has been requested, but not yet authorized. While the cash is available for use in Venezuela, our ability to repatriate these funds has been limited due to Venezuelan government controls. Until these funds can be repatriated, they are at risk of future devaluations.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are currently involved cannot be predicted with certainty, management believes that the resolution of these matters will not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

Employees Under Collective Bargaining Agreements

At September 30, 2015, we had approximately 83,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $21)	—	35	(52)	(17)
Reclassifications into earnings (net of tax effect of $7)(1)	114	(102)	—	12
Balance at September 30, 2015	$(7,403)	$155	$(68)	$(7,316)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2014	$(5,323)	$219	$(26)	$(5,130)
Changes in value (net of tax effect of $20)	—	33	4	37
Reclassifications into earnings (net of tax effect of $4)(1)	48	(55)	—	(7)
Balance at September 30, 2014	$(5,275)	$197	$(22)	$(5,100)

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

NOTE 9. SEGMENTS

Refinery Operations

We own and operate an oil refinery as part of our strategy to reduce the cost of the refining margin we pay for jet fuel. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2015 was $761 million and $2.4 billion, respectively, compared to $1.4 billion and $3.9 billion during the three and nine months ended September 30, 2014, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting policies described below, with reconciliations to consolidated amounts in accordance with GAAP.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2015
Operating revenue:	$10,994	$1,258			$11,107
Sales to airline segment			$(267)	(1)
Exchanged products			(761)	(2)
Sales of refined products to third parties			(117)	(3)
Operating income(4)	2,107	106	—		2,213
Interest expense, net	121	—	—		121
Depreciation and amortization	458	8	—		466
Total assets, end of period	52,388	1,258	—		53,646
Capital expenditures	536	26	—		562

Three Months Ended September 30, 2014
Operating revenue:	$11,114	$1,836			$11,178
Sales to airline segment			$(345)	(1)
Exchanged products			(1,393)	(2)
Sales of refined products to third parties			(34)	(3)
Operating income(4)	816	19	—		835
Interest expense, net	154	—	—		154
Depreciation and amortization	433	7	—		440
Total assets, end of period	50,648	1,292	—		51,940
Capital expenditures	449	8	—		457

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2015
Operating revenue:	$30,900	$3,755			$31,202
Sales to airline segment			$(792)	(1)
Exchanged products			(2,401)	(2)
Sales of refined products to third parties			(260)	(3)
Operating income(4)	5,803	282	—		6,085
Interest expense, net	379	—	—		379
Depreciation and amortization	1,361	23	—		1,384
Capital expenditures	2,021	46	—		2,067

Nine Months Ended September 30, 2014
Operating revenue:	$30,651	$5,317			$30,715
Sales to airline segment			$(981)	(1)
Exchanged products			(3,920)	(2)
Sales of refined products to third parties			(352)	(3)
Operating income (loss)(4)	3,043	(9)	—		3,034
Interest expense, net	513	—	—		513
Depreciation and amortization	1,315	18	—		1,333
Capital expenditures	1,552	37	—		1,589

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our strategic agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of January 1, 2015	$42	$462
Additional costs and expenses	8	36
Payments	(27)	(63)
Liability as of September 30, 2015	$23	$435

Fleet and other. We continue to restructure our domestic fleet by replacing a portion of our 50-seat regional fleet with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and by replacing older, less cost effective B-757-200 with B-737-900ER aircraft. The lease restructuring charges include remaining lease payments and lease return costs for permanently grounded aircraft.

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

Severance and related costs. In September 2015, we announced a voluntary retirement program for eligible U.S. employees. We will record a charge in connection with this program when voluntary severance commitments are finalized during the December 2015 quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income	$1,315	$357	$3,546	$1,371

Basic weighted average shares outstanding	788	834	803	840
Dilutive effect of share-based awards	7	9	8	9
Diluted weighted average shares outstanding	795	843	811	849

Basic earnings per share	$1.67	$0.43	$4.42	$1.63
Diluted earnings per share	$1.65	$0.42	$4.37	$1.61

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2015 Quarter Financial Highlights

Our pre-tax income for the September 2015 quarter was $2.1 billion, representing a $1.5 billion increase compared to the corresponding prior year period predominantly as a result of lower fuel prices and our focus on managing non-fuel costs. Pre-tax income, adjusted for special items (a non-GAAP financial measure), increased $547 million, or 33%, to $2.2 billion. Special items were primarily comprised of $99 million from the impact of unfavorable mark-to-market ("MTM") adjustments recorded on hedges in periods other than the settlement period and $13 million from our portion of the MTM adjustments at Virgin Atlantic.

Revenue. Our passenger revenue decreased $181 million, or 1.9%, compared to the September 2014 quarter resulting from $235 million of foreign currency pressure due to the strength of the U.S. dollar. Domestic unit revenues decreased due to weaker yields in certain markets.

Operating Expense. Total operating expense decreased $1.4 billion from the September 2014 quarter driven by lower fuel prices, partially offset by higher salaries and related costs and profit sharing. Salaries and related costs were higher as a result of increases in pilot and flight attendant block hours due to higher capacity and pay rate increases implemented in the first half of 2015.

Our consolidated operating cost per available seat mile ("CASM") for the September 2015 quarter decreased 16.7% to 13.07 cents from 15.69 cents in the September 2014 quarter, on a 3.2% increase in capacity, primarily due to lower fuel prices. Non-fuel unit costs ("CASM-Ex," a non-GAAP financial measure) increased 0.9% to 8.74 cents compared to the September 2014 quarter principally due to pay rate increases and operational investments, which are partially offset by cost savings from domestic upgauging initiatives associated with our 50-seat regional fleet retirements and the strength of the U.S. dollar.

The non-GAAP financial measures, pre-tax income, adjusted for special items, and CASM-Ex, used in this section are defined and reconciled in "Supplemental Information" below.

Strategic Investments

We have developed strategic relationships with our airline partners through equity investments and other forms of cooperation and support. These strategic relationships are important to us as they improve the coordination with our airline partners and enable our customers to seamlessly reach more destinations.

•
Aeroméxico. In order to expand our economic interest in Aeroméxico, during the June 2015 quarter, we entered into a derivative contract for 58.9 million shares of Aeroméxico's parent company. At the maturity date of the derivative contract, we may acquire all or a portion of the shares or settle in cash. If the derivative term is not extended, the derivative will mature no later than May 2016.

•
GOL. During the September 2015 quarter, we acquired preferred shares of GOL's parent company for $50 million, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. In conjunction with these transactions, we and GOL agreed to extend our existing commercial agreements.

•
China Eastern. During the September 2015 quarter, we acquired shares of China Eastern for $450 million, which provides us with a 3.5% stake in the airline. In conjunction with this transaction, we and China Eastern entered into a new commercial agreement to expand our relationship and better connect the networks of the two airlines.

Investments in Employees

During the September 2015 quarter, we announced certain changes to employee compensation. Base pay rates will increase by 14.5% for eligible merit, ground and flight attendant employees effective December 1, 2015 and we will increase the match on eligible employees’ 401(k) contributions by one percentage point starting January 1, 2016. Beginning with 2016 pre-tax profit (paid out in 2017), the profit sharing formula will be adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged and will continue in 2016 under the terms discussed in "Financial Condition and Liquidity" below.

Results of Operations - Three Months Ended September 30, 2015 and 2014

Operating Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Passenger:
Mainline	$8,059	$8,144	$(85)	(1.0)%
Regional carriers	1,536	1,632	(96)	(5.9)%
Total passenger revenue	9,595	9,776	(181)	(1.9)%
Cargo	196	244	(48)	(19.7)%
Other	1,316	1,158	158	13.6%
Total operating revenue	$11,107	$11,178	$(71)	(0.6)%

Passenger Revenue		Increase (Decrease) vs. Three Months Ended September 30, 2014
(in millions)	Three Months Ended September 30, 2015	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Mainline	$4,774	3.8%	6.5%	6.3%	(2.5)%	(2.3)%	0.2	pts
Regional carriers	1,536	(5.9)%	(1.7)%	(3.7)%	(4.3)%	(2.3)%	1.7	pts
Domestic	6,310	1.3%	5.1%	4.4%	(3.6)%	(3.0)%	0.6	pts
Atlantic	1,816	(5.6)%	2.4%	4.3%	(7.8)%	(9.5)%	(1.6	) pts
Pacific	887	(12.7)%	0.5%	(3.7)%	(13.1)%	(9.3)%	3.7	pts
Latin America	582	(3.8)%	2.6%	1.6%	(6.3)%	(5.3)%	0.9	pts
Total	$9,595	(1.9)%	3.7%	3.2%	(5.4)%	(4.9)%	0.4	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue decreased $181 million, or 1.9%, compared to the September 2014 quarter. PRASM decreased 4.9% and passenger mile yield decreased 5.4% on 3.2% higher capacity. Load factor was 0.4 points higher than the prior year quarter at 86.8%.

Unit revenues of the mainline domestic region decreased 2.3%, resulting from weaker yields in certain markets, which were partially offset by strong performance in key markets, including New York, Seattle and Los Angeles.

Regional carriers passenger revenue decreased 5.9% on a 3.7% reduction in capacity. During the September 2015 quarter, we removed six 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Revenues related to our international regions decreased 7.3% year-over-year primarily due to the impact of the strong U.S. dollar and reductions in international fuel surcharges. These challenges are being addressed through capacity reductions beginning in the December 2015 quarter.

In the Atlantic region, unit revenue declines in Africa, the Middle East and Russia were partially offset by strength in core European markets and improvements in U.S. dollar-denominated ticket sales. Unit revenue declines in the Pacific primarily result from the strength of the U.S. dollar and lower international fuel surcharges. We continue to optimize the Pacific region in order to improve margins by reducing our winter capacity, including downgauging via the planned retirement of B-747-400 aircraft during the December 2015 quarter. In addition, we have made a strategic investment in, and established a long-term commercial relationship with, China Eastern. Latin America unit revenue declines resulted from the strength of the U.S. dollar, primarily in Brazil. These declines will be addressed through a capacity reduction of more than 20% in Brazil during the December 2015 quarter. Mexico and the Caribbean continue to perform well as ticket sales to these markets are primarily U.S. dollar-denominated.

Other Revenue. Other revenue increased $158 million, or 13.6%, primarily due to loyalty program revenues and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Salaries and related costs	$2,276	$2,069	$207	10%
Aircraft fuel and related taxes	1,819	2,952	(1,133)	(38)%
Regional carrier expense	1,073	1,353	(280)	(21)%
Aircraft maintenance materials and outside repairs	479	440	39	9%
Depreciation and amortization	466	440	26	6%
Contracted services	477	459	18	4%
Passenger commissions and other selling expenses	463	476	(13)	(3)%
Landing fees and other rents	403	393	10	3%
Profit sharing	563	384	179	47%
Passenger service	247	227	20	9%
Aircraft rent	63	65	(2)	(3)%
Restructuring and other items	—	570	(570)	NM(1)
Other	565	515	50	10%
Total operating expense	$8,894	$10,343	$(1,449)	(14)%

(1)	Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to higher pilot and flight attendant block hours and pay rate increases implemented in the first half of 2015.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $1.4 billion compared to the prior year quarter due to a 49% decrease in the market price per gallon of fuel and an increase in Monroe's profitability, partially offset by higher fuel hedge losses and a 3% increase in consumption. The table below presents fuel expense including our regional carriers:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Aircraft fuel and related taxes(1)	$1,819	$2,952	$(1,133)
Aircraft fuel and related taxes included within regional carrier expense	257	492	(235)
Total fuel expense	$2,076	$3,444	$(1,368)	(40)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost(1)	$1,833	$3,179	$(1,346)	$1.67	$2.98	$(1.31)
Airline segment fuel hedge losses(2)	349	284	65	0.32	0.27	0.05
Refinery segment impact(2)	(106)	(19)	(87)	(0.10)	(0.02)	(0.08)
Total fuel expense	$2,076	$3,444	$(1,368)	$1.89	$3.23	$(1.34)
MTM adjustments and settlements(3)	(99)	(347)	248	(0.09)	(0.33)	0.24
Total fuel expense, adjusted	$1,977	$3,097	$(1,120)	$1.80	$2.90	$(1.10)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the price per gallon of fuel, lower capacity and reduced maintenance expenses. During the September 2015 quarter, we removed six 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consists of costs associated with maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our aircraft maintenance, repair and overhaul ("MRO") services business. The increase in aircraft maintenance materials and outside repairs is primarily due to the timing of maintenance events on our fleet and a higher volume of sales from our MRO business.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new A330-300 and B-737-900ER aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and special items, such as MTM adjustments and settlements and restructuring and other. Our profit sharing program currently pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

Passenger Service. Passenger service expense includes the costs for onboard food and beverage, cleaning and supplies. This expense increased year-over-year primarily due to costs associated with enhancements to our onboard product offering and the 3.7% increase in traffic.

Restructuring and Other Items. The restructuring and other items expense in the September 2014 quarter primarily relates to impairment and lease restructuring charges associated with the accelerated retirement of the B-747-400 fleet and thirteen 50-seat regional aircraft.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by the oil refinery.

Results of Operations - Nine Months Ended September 30, 2015 and 2014

Operating Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Passenger:
Mainline	$22,195	$21,950	$245	1.1%
Regional carriers	4,462	4,769	(307)	(6.4)%
Total passenger revenue	26,657	26,719	(62)	(0.2)%
Cargo	620	691	(71)	(10.3)%
Other	3,925	3,305	620	18.8%
Total operating revenue	$31,202	$30,715	$487	1.6%

Passenger Revenue		Increase (Decrease) vs. Nine Months Ended September 30, 2014
(in millions)	Nine Months Ended September 30, 2015	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$13,567	5.8%	6.4%	6.4%	(0.6)%	(0.6)%	(0.1	) pts
Regional carriers	4,462	(6.4)%	(3.1)%	(4.0)%	(3.5)%	(2.5)%	0.8	pts
Domestic	18,029	2.5%	4.7%	4.4%	(2.1)%	(1.8)%	0.3	pts
Atlantic	4,385	(4.6)%	0.8%	4.5%	(5.3)%	(8.7)%	(3.1	) pts
Pacific	2,349	(11.7)%	(1.1)%	(3.0)%	(10.8)%	(9.0)%	1.6	pts
Latin America	1,894	1.6%	6.4%	7.7%	(4.6)%	(5.6)%	(0.9	) pts
Total	$26,657	(0.2)%	3.3%	3.8%	(3.4)%	(3.9)%	(0.4	) pts

Passenger revenue decreased $62 million over the corresponding prior year period. PRASM decreased 3.9% and passenger mile yield decreased 3.4% on 3.8% higher capacity. Load factor was 0.4 points lower than the prior year period at 84.9%.

Unit revenues of the mainline domestic region decreased less than 1%, resulting from weaker yields in certain markets, which were nearly offset by the strong performance in key markets, including New York, Seattle and Los Angeles.

Regional carriers passenger revenue decreased 6.4% on a 4.0% reduction in capacity. During the nine months ended September 30, 2015, we removed thirty-six 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Revenues related to our international regions decreased 5.4% year-over-year primarily due to the impact of the strong U.S. dollar and reductions in international fuel surcharges. These challenges are being addressed through capacity reductions beginning in the December 2015 quarter.

In the Atlantic region, unit revenue declines in Africa, the Middle East and Russia were partially offset by strength in core European markets. Unit revenue declines in the Pacific primarily result from the strength of the U.S. dollar and lower international fuel surcharges. We continue to optimize the Pacific region in order to improve margins by reducing our winter capacity, including the cancellation of our Seattle to Tokyo-Haneda route in the June 2015 quarter and downgauging via the planned retirement of B-747-400 aircraft during the December 2015 quarter. In addition, we have made a strategic investment in, and established a long-term commercial relationship with, China Eastern. Latin America capacity growth of 7.7% in the nine months ended September 30, 2015 included year-over-year capacity growth of 1.6% during the September 2015 quarter, as the growth in our Latin America network moderates. In the December 2015 quarter, we will continue to invest in higher performing markets such as Mexico, while reducing capacity by more than 20% in Brazil due to its challenging economic environment.

Other Revenue. Other revenue increased $620 million, or 18.8%, primarily due to loyalty program revenues and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Salaries and related costs	$6,563	$6,084	$479	8%
Aircraft fuel and related taxes	5,111	7,612	(2,501)	(33)%
Regional carrier expense	3,223	4,033	(810)	(20)%
Aircraft maintenance materials and outside repairs	1,430	1,354	76	6%
Depreciation and amortization	1,384	1,333	51	4%
Contracted services	1,375	1,326	49	4%
Passenger commissions and other selling expenses	1,270	1,289	(19)	(1)%
Landing fees and other rents	1,164	1,089	75	7%
Profit sharing	1,110	823	287	35%
Passenger service	664	615	49	8%
Aircraft rent	183	172	11	6%
Restructuring and other items	35	649	(614)	NM(1)
Other	1,605	1,302	303	23%
Total operating expense	$25,117	$27,681	$(2,564)	(9)%

(1)	Due to the nature of amounts recorded within restructuring and other items, a year-over-year comparison is not meaningful.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to higher pilot and flight attendant block hours and pay rate increases implemented in the first half of 2015.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $3.2 billion compared to the prior year period due to a 44% decrease in the market price per gallon of fuel and an increase in Monroe's profitability, partially offset by fuel hedge losses and a 3% increase in consumption. The table below presents fuel expense including our regional carriers:

	Nine Months Ended September 30, 2015		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Aircraft fuel and related taxes(1)	$5,111	$7,612	$(2,501)
Aircraft fuel and related taxes included within regional carrier expense	816	1,465	(649)
Total fuel expense	$5,927	$9,077	$(3,150)	(35)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost(1)	$5,519	$8,956	$(3,437)	$1.81	$3.04	$(1.23)
Airline segment fuel hedge losses(2)	690	112	578	0.23	0.04	0.19
Refinery segment impact(2)	(282)	9	(291)	(0.09)	—	(0.09)
Total fuel expense	$5,927	$9,077	$(3,150)	$1.95	$3.08	$(1.13)
MTM adjustments and settlements(3)	1,210	(380)	1,590	0.40	(0.13)	0.53
Total fuel expense, adjusted	$7,137	$8,697	$(1,560)	$2.35	$2.95	$(0.60)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline segment and refinery segment with respect to the refinery's inventory price risk. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Regional Carrier Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the price per gallon of fuel, lower capacity and reduced maintenance expenses. During the nine months ended September 30, 2015, we removed thirty-six 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

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

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new A330-300, B-737-900ER and CRJ-900 aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Landing Fees and Other Rents. Landing fees and other rents increased principally due to increased departures.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and special items, such as MTM adjustments and settlements and restructuring and other. Our profit sharing program currently pays 10% to employees for the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

Passenger Service. Passenger service expense includes the costs for onboard food and beverage, cleaning and supplies. This expense increased year-over-year primarily due to costs associated with enhancements to our onboard product offering and the 3.3% increase in traffic.

Restructuring and Other Items. The restructuring and other items expense during the nine months ended September 2014 primarily relates to impairment and lease restructuring charges associated with the accelerated retirement of the B-747-400 fleet and twenty-six 50-seat regional aircraft.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Non-Operating Results	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015	2014	Favorable	2015	2014	Favorable
Interest expense, net	$(121)	$(154)	$33	$(379)	$(513)	$134
Miscellaneous, net	(20)	(102)	82	(82)	(309)	227
Total other expense, net	$(141)	$(256)	$115	$(461)	$(822)	$361

The decline in interest expense, net results from reduced levels of debt and unamortized debt discounts and from the refinancing of debt obligations at lower interest rates. The principal amount of debt and capital leases has declined from $10.2 billion at September 30, 2014 to $8.9 billion at September 30, 2015.

Miscellaneous, net is favorable primarily due to a reduction in debt extinguishment losses compared to the three and nine months ended September 30, 2014. The debt extinguishment losses primarily related to unamortized debt discounts associated with the debt retired in the period. These unamortized debt discounts resulted from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines.

Income Taxes

We project that our annual effective tax rate for 2015 will be approximately 37%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At September 30, 2015, we had approximately $10 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2024. Accordingly, we believe we will not pay federal income taxes during the next few years.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 179,000 barrels (approximately eight million gallons) per day for use in airline operations during the September 2015 quarter. We believe that the increase in jet fuel supply due to the refinery's operation has reduced the overall market price of jet fuel, and thus lowered our cost of jet fuel.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $17 million and $67 million of expense related to the RINs requirement in the three and nine months ended September 30, 2015, respectively, compared to $18 million and $72 million in the three and nine months ended September 30, 2014, respectively. We are in possession of the RINs needed to satisfy our 2013 obligation and a portion of our 2014 and 2015 obligations.

The refinery recorded profits of $106 million and $282 million in the three and nine months ended September 30, 2015, respectively, compared to a profit of $19 million and a loss of $9 million in the three and nine months ended September 30, 2014, respectively. The refinery's profitability improved year-over-year despite lower revenues resulting from a decline in refined fuel market prices. The refinery’s increase in profits was attributable to higher product crack spreads and higher throughput as a result of enhanced operational reliability, logistical improvements and utilization of intermediates (partially refined fuels). For more information regarding the refinery’s results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

The following table sets forth our operating statistics:

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated(1)	2015		2014		2015		2014
Revenue passenger miles (millions)	59,076		56,955		160,052		154,897
Available seat miles (millions)	68,031		65,926		188,565		181,647
Passenger mile yield	16.24	¢	17.16	¢	16.66	¢	17.25	¢
Passenger revenue per available seat mile	14.10	¢	14.83	¢	14.14	¢	14.71	¢
Operating cost per available seat mile (CASM)	13.07	¢	15.69	¢	13.32	¢	15.24	¢
CASM-Ex(2)	8.74	¢	8.66	¢	9.07	¢	9.10	¢
Passenger load factor	86.8%		86.4%		84.9%		85.3%
Fuel gallons consumed (millions)	1,096		1,067		3,043		2,949
Average price per gallon(3)	$1.89		$3.23		$1.95		$3.08
Average price per gallon, adjusted(3)(4)	$1.80		$2.90		$2.35		$2.95
Full-time equivalent employees, end of period	83,033		79,714

(1)	Includes the operations of our regional carriers. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Non-GAAP financial measure defined in "September 2015 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled in the "Operating Expense" section of "Results of Operations" for the three and nine months ended September 30, 2015 and 2014.

Fleet Information

Our operating aircraft fleet, commitments and options at September 30, 2015 are summarized in the following tables:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)	Lease	Options(2)
B-717-200	—	12	68	80	13.9	3	8	—
B-737-700	10	—	—	10	6.7	—	—	—
B-737-800	73	—	—	73	14.7	—	—	—
B-737-900ER	31	—	15	46	1.2	54	—	30
B-747-400	7	5	—	12	22.3	—	—	—
B-757-200	87	18	14	119	20.4	1	—	—
B-757-300	16	—	—	16	12.6	—	—	—
B-767-300	13	—	1	14	24.5	—	—	—
B-767-300ER	54	4	—	58	19.5	—	—	—
B-767-400ER	21	—	—	21	14.6	—	—	—
B-777-200ER	8	—	—	8	15.7	—	—	—
B-777-200LR	10	—	—	10	6.5	—	—	1
B-787-8	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	13.7	—	—	—
A320-200	58	—	11	69	20.6	—	—	—
A321-200	—	—	—	—	—	45	—	—
A330-200	11	—	—	11	10.5	—	—	—
A330-300	24	—	—	24	8.9	7	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	—	—	—	—	—	25	—	—
MD-88	83	33	—	116	25.2	—	—	—
MD-90	57	8	—	65	18.6	—	—	—
Total	618	80	111	809	17.1	178	8	31

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for 18 B-787-8 aircraft and option agreements for B-737-900ER and B-777-200LR aircraft provide for certain aircraft substitution rights.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at September 30, 2015:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	35	—	81	—	—	—	116
ExpressJet Airlines, Inc.	42	41	28	—	—	—	111
SkyWest Airlines, Inc.	52	19	32	—	—	—	103
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America Corporation	—	—	—	41	14	16	71
GoJet Airlines, LLC	—	22	4	—	—	—	26
Total	129	82	145	41	20	52	469

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary of Delta Air Lines Inc.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2015, we had $6.0 billion in unrestricted liquidity, consisting of $3.8 billion in cash and cash equivalents and short-term investments and $2.2 billion in undrawn revolving credit facilities. During the nine months ended September 30, 2015, we generated $6.4 billion in cash from operating activities, which we used, along with existing cash, to reduce our debt and capital lease obligations by $1.1 billion, fund capital expenditures of $2.1 billion, purchase strategic equity investments of $500 million and return $2.0 billion to shareholders, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $6.4 billion and $4.4 billion in the nine months ended September 30, 2015 and 2014, respectively. We also expect to generate positive cash flows from operations for the remainder of 2015.

Our operating cash flows can be impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability increases during the winter and spring as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months.

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented approximately 24% of our total operating expenses for the nine months ended September 30, 2015. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying those derivative contracts. Our hedge contracts were in a net loss position at September 30, 2015, resulting in $381 million of margin postings to counterparties.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of those years with the final payment in 2014. The SkyMiles purchased in December 2014 were utilized by American Express during the first half of 2015.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by The Pension Protection Act of 2006. We contributed $1.2 billion to our qualified defined benefit pension plans during the first half of 2015. As a result of these contributions, we satisfied, on an accelerated basis, our 2015 required contributions for the defined benefit plans, including nearly $600 million above the minimum funding requirements. During the first half of 2014, we contributed $905 million to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and special items, such as MTM adjustments and settlements and restructuring and other items. Our profit sharing program currently pays 10% to employees on the first $2.5 billion of annual profits and 20% of annual profits above $2.5 billion.

After making an advanced profit sharing payment of more than $300 million in October 2014, we paid an additional $756 million in profit sharing in February 2015 related to our 2014 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. We paid $506 million in profit sharing in February 2014 related to our 2013 pre-tax profit. During the nine months ended September 30, 2015, we accrued $1.1 billion in profit sharing expense based on current expectations for 2015 pre-tax profit.

Beginning with 2016 pre-tax profit (paid out in 2017), the profit sharing formula will be adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged and will continue in 2016 under the terms described above.

Investing Activities

Capital Expenditures. Our capital expenditures were $2.1 billion and $1.6 billion in the nine months ended September 30, 2015 and 2014, respectively. Our capital expenditures during the September 2015 quarter were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A330-300 aircraft, advanced deposit payments on A321-200 aircraft and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $2.8 billion in 2015 primarily for (1) aircraft, including deliveries of B-737-900ERs and A330-300s, along with advance deposit payments for these and our A321-200, A330-900neo and A350-900 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density on our domestic fleet and enhancing the cabins on both our domestic and international fleets. We expect that the remainder of the 2015 investments will be funded through cash flows from operations.

Strategic Investments. Our purchases of equity investments were $500 million in the three and nine months ended September 30, 2015. These purchases were comprised of $450 million for China Eastern shares and $50 million for preferred shares in GOL's parent company. For additional information regarding these investments, see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Debt and Capital Leases. Our principal amount of debt and capital leases has declined from $9.9 billion at December 31, 2014 to $8.9 billion at September 30, 2015. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.4 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. In addition, we have refinanced debt to reduce our current and future interest expense.

In connection with the retirement and termination of the outstanding loans under our existing $2.5 billion Senior Secured Credit Financing Facilities (due April 2016 and April 2017), we completed refinancing transactions in August 2015 with new debt consisting of the Senior Secured Credit Facilities ($2.0 billion) and the 2015-1 EETC ($500 million). The Senior Secured Credit Facilities consist of a $1.5 billion Revolving Credit Facility and a $500 million Term Loan Facility.

Capital Return to Shareholders. In the June 2014 quarter, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.09 per share beginning in the September 2014 quarter and authorized a $2 billion share repurchase program to be completed no later than December 31, 2016.

In the June 2015 quarter, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.135 per share beginning in the September 2015 quarter and authorized a new $5 billion share repurchase program to be completed no later than December 31, 2017. On July 24, 2015, the Board of Directors declared a $0.135 per share dividend for shareholders of record as of August 7, 2015. This dividend was paid in August 2015, bringing total dividends paid during the nine months ended September 30, 2015 to $254 million.

During the nine months ended September 30, 2015, we repurchased and retired 39.7 million shares at a cost of $1.8 billion, which completed the 2014 share repurchase authorization more than one year ahead of its expiration and included $625 million under the new 2015 share repurchase authorization.

Undrawn Lines of Credit

We have available $2.2 billion in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financing agreements at September 30, 2015.

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

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating how the adoption of this standard will impact our Consolidated Financial Statements.

Supplemental Information

We sometimes use information (“non-GAAP financial measures”) that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

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

•	Restructuring and other. Because of the variability in restructuring and other, the adjustment for this item is helpful to investors to analyze our recurring core performance in the periods shown.

•	Loss on extinguishment of debt. We adjusted for loss on extinguishment of debt in 2014 to assist investors with their analysis of our recurring core financial performance.

•
Virgin Atlantic MTM adjustments. We record our proportionate share of earnings from our equity investment in Virgin Atlantic in other expense. We adjust for Virgin Atlantic's MTM adjustments to allow investors to better understand and analyze our core financial performance in the periods shown.

	Three Months Ended September 30,
(in millions)	2015	2014
Pre-tax income	$2,072	$579
Adjusted for:
MTM adjustments and settlements	99	347
Restructuring and other	—	570
Loss on extinguishment of debt	—	134
Virgin Atlantic MTM adjustments	13	7
Pre-tax income, adjusted for special items	$2,184	$1,637

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

•	Restructuring and other. Because of the variability in restructuring and other, the adjustment for this item is helpful to investors to analyze our recurring core performance in the periods shown.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CASM	13.07 ¢	15.69 ¢	13.32 ¢	15.24 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.05)	(5.22)	(3.14)	(4.99)
Profit sharing	(0.83)	(0.58)	(0.59)	(0.45)
Restructuring and other	—	(0.86)	(0.02)	(0.36)
Other expenses	(0.45)	(0.37)	(0.50)	(0.34)
CASM-Ex	8.74 ¢	8.66 ¢	9.07 ¢	9.10 ¢

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

For the nine months ended September 30, 2015, aircraft fuel and related taxes, including our regional carriers, accounted for $5.9 billion, or 24%, of our total operating expense. We recognized $563 million of fuel hedge losses during the nine months ended September 30, 2015.

The following table shows the projected cash impact to fuel cost assuming 20% and 40% increases or decreases in fuel prices. The hedge gain (loss) reflects the change in the projected cash settlement value of our open fuel hedge contracts at September 30, 2015 based on their contract settlement dates, assuming the same 20% and 40% changes.

	(in millions)
	Period from October 1, 2015 to December 31, 2016
	(Increase) Decrease to Unhedged Fuel Cost(1)	Hedge Gain (Loss)(2)	Net Impact
+ 40%	$(2,980)	$340	$(2,640)
+ 20%	(1,490)	100	(1,390)
- 20%	1,490	(200)	1,290
- 40%	2,980	(630)	2,350

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.37, excluding transportation costs and taxes, at September 30, 2015 and estimated fuel consumption of 4.9 billion gallons for the period from October 1, 2015 to December 31, 2016.

(2)	Projections based on average futures prices by contract settlement month compared to futures prices at September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2015 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2015 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 ("the 2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in the September 2015 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs (in millions)
July 2015	1,511,842	$42.08	1,511,842	$4,737
August 2015	6,002,756	$45.64	6,002,756	$4,464
September 2015	1,986,046	$45.17	1,986,046	$4,375
Total	9,500,644		9,500,644

ITEM 6. EXHIBITS

(a) Exhibits

10.1
Credit and Guaranty Agreement, dated as of August 24, 2015, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, Barclays Bank PLC, Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, BBVA Compass and Fifth Third Bank, as Co-Documentation Agents, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Morgan Stanley Senior Funding, Inc., Wells Fargo Securities, LLC, Natixis, New York Branch, U.S. Bank National Association and UBS Securities LLC, as Revolving Facility Joint Lead Arrangers and Revolving Facility Joint Bookrunners and Barclays Bank PLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Term Loan Joint Lead Arrangers and Term Loan Joint Bookrunners

10.2	Description of Certain Benefits of Members of the Board of Directors and Executive Officers

10.3(a)	Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, dated as of February 10, 2010

10.3(b)	Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, dated as of August 20, 2015

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015

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
October 14, 2015