Form 10-K
period 2015-12-31
DELTA AIR LINES INC /DE/
filed 2016-02-05
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $32.7 billion.
On January 31, 2016, there were outstanding 778,508,621 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
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

Part I

ITEM 1. BUSINESS

General

We provide scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Our global route network gives us a presence in every major domestic and international market. Our route network is centered around a system of hub, international gateway and key airports that we operate in Amsterdam, Atlanta, Boston, Detroit, London-Heathrow, Los Angeles, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to domestic and international cities and to other hubs or gateways. Our network is supported by a fleet of aircraft that is varied in size and capabilities, giving us flexibility to adjust aircraft to the network.

Other important characteristics of our route network include:

•	our international joint ventures, particularly our transatlantic joint venture with Air France-KLM and Alitalia as well as our joint venture with Virgin Atlantic;

•	our alliances with other foreign airlines, including Aeroméxico, GOL and China Eastern and our membership in SkyTeam, a global airline alliance; and

•	agreements with multiple domestic regional carriers, which operate as Delta Connection®.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

International Alliances

Our international alliance relationships with foreign carriers are an important part of our business as they improve our access to international markets and enable us to market globally integrated air transportation services. In general, these arrangements include reciprocal codesharing and frequent flyer program participation and airport lounge access arrangements, and with some carriers may also include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. These alliances also may present opportunities in other areas, such as airport ground handling arrangements, aircraft maintenance insourcing and joint procurement.

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

Enhanced Commercial Agreements with Foreign Carriers. We have separate strategic equity investments in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico, and in GOL Linhas Aéreas Inteligentes, S.A., the parent company of VRG Linhas Aéreas (operating as GOL), and an exclusive commercial relationship with each air carrier. We invested in Aeroméxico and GOL because they operate in Latin America's two largest markets, Mexico and Brazil, respectively. Our commercial agreements with each of these carriers separately provide for expansion of reciprocal codesharing and frequent flyer program participation, airport lounge access arrangements, improved passenger connections and joint sales cooperation.

We intend to further expand our relationship with Aeroméxico through a joint venture on flights between the U.S. and Mexico that will allow us to compete more effectively on these routes. We are currently seeking approvals from governmental authorities for this joint venture. In addition to our commercial cooperation arrangements for passenger service with Aeroméxico, we and Aeroméxico have established a joint venture relating to an airframe maintenance, repair and overhaul operation located in Queretaro, Mexico. We have also announced our intention to commence a tender offer for additional capital stock of Grupo Aeroméxico (the parent company of Aeroméxico) that would result in us owning up to 49% of the outstanding shares.

We have also acquired shares of China Eastern and entered into a commercial agreement with them to expand our relationship and better connect the networks of the two airlines. The expanded commercial agreement is designed to allow the carriers to compete more effectively on routes between the U.S. and China, provide more travel options for customers in both countries and make joint investments in the customer experience.

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

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities. These arrangements enable us to better match capacity with demand in these markets. Approximately 17% of our passenger revenue in 2015 was related to flying by these regional air carriers.

Through our regional carrier program, Delta Connection, we have contractual arrangements with regional carriers to operate aircraft using our “DL” designator code. We have contractual arrangements with:

•	ExpressJet Airlines, Inc. and SkyWest Airlines, Inc., both subsidiaries of SkyWest, Inc.;

•	Shuttle America Corporation ("Shuttle America"), a subsidiary of Republic Airways Holdings, Inc.;

•	Compass Airlines, LLC (“Compass”) and GoJet Airlines, LLC, both subsidiaries of Trans States Holdings, Inc. (“Trans States”); and

•	Endeavor Air, Inc., which is a wholly-owned subsidiary of ours.

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

Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2015	3,988	$7,579	$1.90	23.0%
2014	3,893	$13,512	$3.47	35.4%
2013	3,828	$11,464	$3.00	33.3%

(1)	Includes the operations of our regional carriers operating under capacity purchase agreements.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

General

We purchase most of our aircraft fuel under contracts that establish the price based on various market indices and therefore do not provide material protection against price increases or assure the availability of our fuel supplies. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

Monroe Energy

Our wholly-owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, “Monroe”) operate the Trainer refinery and related assets located near Philadelphia, Pennsylvania. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK. These companies are distinct from us, operating under their own management teams and with their own boards of managers.

We own Monroe as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, as well as to maintain sufficiency of supply to our New York operations. The U.S. government recently reversed a ban on crude oil exports from the U.S. This policy reversal will place pressure on refiners in the Northeastern U.S. The possibility that some refineries in the Northeastern U.S. may close reinforces the reasons for Monroe to operate the Trainer refinery.

Refinery Operations. The facility is capable of refining 195,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined products (“non-jet fuel products”). Monroe sources domestic and foreign crude oil supply from a variety of providers.

Strategic Agreements. Monroe exchanges substantially all the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations.

Segments. Because the products and services of Monroe's refinery operations are discrete from our airline services, segment results are prepared for our airline segment and our refinery segment. Financial information on our segment reporting can be found in Note 14 of the Notes to the Consolidated Financial Statements.

Fuel Hedging Program

We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

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

SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards are subject to capacity-controlled seating. In 2015, program members redeemed more than 312 billion miles in the SkyMiles program for 13.3 million award redemptions. During this period, 7.2% of revenue miles flown on Delta were from award travel.

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

Delta TechOps, Delta Global Services, MLT Vacations and Delta Private Jets

We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul (“MRO”), staffing and other services, vacation wholesale operations and our private jet operations. In 2015, the total revenue from these businesses was approximately $1 billion.

•	In addition to providing maintenance and engineering support for our fleet of over 900 aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•	Delta Global Services provides services to us and to third parties, including staffing services, aviation solutions, professional security and training services.

•	Our vacation wholesale business, MLT Vacations, provides vacation packages to third-party consumers.

•	Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour.

Distribution and Expanded Product Offerings

Our tickets are sold through various distribution channels including digital channels such as delta.com and mobile, telephone reservations and traditional "brick and mortar" and online travel agencies. An increasing number of our tickets are sold through Delta digital channels, which reduces our distribution costs and gives us improved and direct, personalized interaction with our customers.

We are transforming distribution to a more retail oriented merchandised approach by introducing well-defined and differentiated products available to our customers. We will offer five distinct travel experiences, which include premium amenities and services in Delta OneTM, First Class and Delta Comfort+TM while Main Cabin and Basic Economy options allow customers to match the level of service with their preferences. We expect that these merchandising initiatives, implemented across all of Delta’s distribution channels, will allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction. This merchandising effort is best experienced on Delta’s digital channels where customers can compare all product options in a single, easy to understand display.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. The industry is going through a period of transformation through consolidation, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and competitive cost structures.

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

International

Our international operations are subject to competition from both foreign and domestic carriers. Competition is increasing from government owned and funded carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft on order and are increasing service to the U.S. from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Southeast Asia, are government subsidized, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

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

Environmental Matters

Emissions. The U.S. Environmental Protection Agency (the “EPA”) is authorized to regulate aircraft emissions and has historically implemented emissions control standards adopted by the International Civil Aviation Organization (“ICAO”). Our aircraft comply with existing EPA standards as applicable by engine design date. The ICAO has adopted two additional aircraft engine emissions standards, the first of which is applicable to engines certified after December 31, 2007, and the second of which is applicable to engines certified after December 31, 2013. In June 2012, the EPA published a final rulemaking for new emission standards for oxides of nitrogen (NOx), adopting ICAO's additional standards. Included in the rule are two new tiers of more stringent emission standards for NOx. These standards, referred to as the Tier 6 standards, became effective for newly-manufactured aircraft engines beginning in 2013.

Concern about aviation environmental issues, including climate change and greenhouse gases, has led to taxes on our operations in the United Kingdom and in Germany, both of which have levied taxes directly on our customers. We may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. This could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing bilateral discussions between the U.S. and other nations may lead to international treaties or other actions focusing on reducing greenhouse gas emissions from aviation. In addition, at the 38th ICAO Assembly that concluded October 4, 2013 in Montreal, the Assembly adopted a climate change resolution committing ICAO to develop a global market-based measure to be finalized at the 2016 ICAO Assembly which would enable the airline industry to achieve carbon-neutral growth by 2020.

The European Union has required its member states to implement regulations including aviation in its Emissions Trading Scheme (“ETS”). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The ETS has been amended to apply only to flights within the European Economic Area from 2013 through 2016. As a result, we operate a limited number of flights that will be subject to the ETS through 2016. After 2016, the ETS would apply to all flights originating or landing in the European Union, unless the EU amends the current legislation following the 2016 ICAO Assembly.

Cap and trade restrictions have also been proposed in the U.S. In addition, other legislative or regulatory action, including by the EPA, to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare and further determined that aircraft cause or contribute greenhouse gases, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions other than the European Union where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system. We are monitoring and evaluating the potential impact of such legislative and regulatory developments.

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

Other Environmental Matters. We are subject to various other federal, state and local laws governing environmental matters, including the management and disposal of chemicals, waste and hazardous materials, protection of surface and subsurface waters and regulation of air emissions and aircraft drinking water. We are specifically aware of soil and/or ground water contamination present on our current or former leaseholds at several domestic airports. To address this contamination, we have a program in place to investigate and, if appropriate, remediate these sites. Although the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of these matters will not have a material adverse effect on our Consolidated Financial Statements.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the “CRAF Program”), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period ending September 30, 2016. The CRAF Program has only been activated twice since it was created in 1951.

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

Collective Bargaining

As of December 31, 2015, we had approximately 83,000 full-time equivalent employees, approximately 18% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	12,080	ALPA	December 31, 2015(1)
Delta Flight Superintendents (Dispatchers)	400	PAFCA	March 31, 2018
Endeavor Air Pilots	1,360	ALPA	January 1, 2020
Endeavor Air Flight Attendants	895	AFA	December 31, 2018
Endeavor Air Dispatchers	50	DISTWU	December 31, 2018

(1)	We are in discussions with representatives of the Delta pilots regarding terms of an amended collective bargaining agreement.

In addition, 209 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Richard H. Anderson, Age 60: Chief Executive Officer of Delta since September 1, 2007; Executive Vice President of UnitedHealth Group and President of its Commercial Services Group (December 2006 - August 2007); Executive Vice President of UnitedHealth Group (November 2004 - December 2006); Chief Executive Officer of Northwest Airlines Corporation (“Northwest”) (2001 - November 2004).

On May 2, 2016, Mr. Anderson will retire as Chief Executive Officer and become Executive Chairman of the Delta Board of Directors.

Edward H. Bastian, Age 58: President of Delta since September 1, 2007; President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 -October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer, Acuity Brands (June 2005 - July 2005); Senior Vice President-Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

On May 2, 2016, Mr. Bastian will become Chief Executive Officer of Delta.

Peter W. Carter, Age 52: Executive Vice President - Chief Legal Officer of Delta since July 2015; Partner, Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Glen W. Hauenstein, Age 55: Executive Vice President - Chief Revenue Officer of Delta since August 2013; Executive Vice President-Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director-Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President-Network of Continental Airlines (2003); Senior Vice President-Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

On May 2, 2016, Mr. Hauenstein will become President of Delta.

Paul A. Jacobson, Age 44: Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer for Delta (December 2007 - March 2012); Vice President and Treasurer (August 2005 - December 2007).

Steven M. Sear, Age 50: President, International and Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines (June 2005 - October 2008).

Joanne D. Smith, Age 57: Executive Vice President and Chief Human Resources Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

W. Gil West, Age 55: Senior Executive Vice President and Chief Operating Officer of Delta since February 2016; Executive Vice President and Chief Operating Officer of Delta (March 2014 - February 2016); Senior Vice President - Airport Customer Service and Technical Operations of Delta (February 2012 - February 2014); Senior Vice President - Airport Customer Service of Delta (March 2008 - January 2012); President and Chief Executive Officer of Laidlaw Transit Services (2006 - 2007).

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

ITEM 1A. RISK FACTORS

Risk Factors Relating to Delta

Terrorist attacks, geopolitical conflict or security events may adversely affect our business, financial condition and operating results.
Potential terrorist attacks, geopolitical conflict or security events, or fear of such events, may reduce demand for air travel and cause increases in costs and declines in revenue. The attacks of September 11, 2001 and the aftermath materially impacted the business, financial condition and operating results of our company, as it did for the rest of the airline industry. Despite significantly heightened security measures at airports and airlines, the airline industry remains a high profile target for terrorist groups. Terrorist activity, such as the attacks in Paris in November 2015, generally can also impact our industry by discouraging air travel. We constantly monitor threats from terrorist groups and individuals, including from violent extremists in the U.S., both with respect to direct threats against our operations and in ways not directly related to the airline industry. In addition, the impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of commercial aircraft by parties to those conflicts can be significant. Security events, whether from external or internal sources, also pose a significant risk to our operations.
Terrorist attacks, geopolitical conflict or security events, or fear of such events, even if not made directly on or involving the airline industry, could have significant negative impact on us by discouraging passengers from flying and requiring changes in our operations. For example, heightened terrorist activity or geopolitical conflict may discourage air travel and reduce ticket purchases. In addition to losing revenue from decreased ticket sales and increased refunds, potential costs include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.
Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our operating results.
Our operating results are significantly impacted by changes in the price of aircraft fuel. Over the last decade, fuel prices have increased substantially at times and have been highly volatile during the last several years. In 2015, our average fuel price per gallon, including the impact of fuel hedges, was $1.90, a 45.2% decrease from our average fuel price in 2014. In 2014, our average fuel price per gallon was $3.47, a 15.7% increase from our average fuel price in 2013. In 2013, our average fuel price per gallon was $3.00, which was significantly higher than fuel prices just a few years earlier. Fuel costs represented 23.0%, 35.4% and 33.3% of our operating expense in 2015, 2014 and 2013, respectively.
Our ability to pass along rapidly increasing fuel costs to our customers may be affected by the competitive nature of the airline industry. At times in the past, we often were not able to increase our fares to offset fully the effect of increases in fuel costs and we may not be able to do so in the future. This is particularly the case when fuel prices increase rapidly. Because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase.
We acquire a significant amount of jet fuel from our wholly-owned subsidiary, Monroe, and through strategic agreements that Monroe has with third parties. The cost of the fuel we purchase under these arrangements remains subject to volatility in the cost of crude oil and jet fuel. In addition, we continue to purchase a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts alone do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.
Our fuel hedging activities are intended to manage the financial impact of the volatility in the price of jet fuel. The effects of rebalancing our hedge portfolio and mark-to-market adjustments may have a negative effect on our financial results.

We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. In addition, we record mark-to-market adjustments (“MTM adjustments”) on our fuel hedges. MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Losses from rebalancing or MTM adjustments (or both) may have a negative impact on our financial results.

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
Because we acquire a large amount of our jet fuel from Monroe, the disruption or interruption of production at the refinery could have an impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits from the operation of the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.
Under a strategic agreement that Monroe has with a significant counterparty, Monroe is exchanging non-jet fuel products for jet fuel for use in our airline operations. Monroe is required to deliver specified quantities of non-jet fuel products to the counterparty and the counterparty is required to deliver specified quantities of jet fuel to us. If either party does not have the specified quantity or type of product available, that party is required to procure any such shortage to fulfill its obligation under the agreement. If the refinery experiences a significant interruption in operations, Monroe may be required to expend substantial amounts to purchase the products it is required to deliver, which could have a material adverse effect on our consolidated financial results of operations.
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

Our significant investments in airlines in other parts of the world and the commercial relationships that we have with those carriers may not produce the returns or results we expect.

An important part of our strategy to expand our global network has been to make significant investments in airlines in other parts of the world and expand our commercial relationships with these carriers. We expect to continue exploring similar non-controlling investments in, and entering into joint ventures and strategic alliances with, other carriers as part of our global business strategy. These transactions and relationships involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, that they may distract management from our operations or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our operating results or financial condition.

In addition, we are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods. We may be subject to consequences from any improper behavior of joint venture partners, including for failure to comply with anti-corruption laws such as the United States Foreign Corrupt Practices Act. To the extent that the operations of any of these carriers are disrupted over an extended period of time or their actions subject us to the consequences of failure to comply with laws and regulations, our results of operations may be adversely affected.

We are at risk of losses and adverse publicity stemming from a serious accident involving our aircraft.
An aircraft crash or other serious accident could expose us to significant liability. Although we believe that our insurance coverage is appropriate, we may be forced to bear substantial losses from an accident in the event that the coverage was not sufficient. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our regional carriers or codeshare partners could create a negative public perception about safety, which could harm our reputation, resulting in air travelers being reluctant to fly on our aircraft and therefore harm our business.
Agreements governing our debt, including credit agreements, include financial and other covenants. Failure to comply with these covenants could result in events of default.
Our credit facilities have various financial and other covenants that require us to maintain, depending on the particular agreement, minimum fixed charge coverage ratios, minimum liquidity and/or minimum collateral coverage ratios. The value of the collateral that has been pledged in each facility may change over time due to appraisals of collateral required by our credit agreements and indentures. These changes could result from factors that are not under our control. A decline in the value of collateral could result in a situation where it may be difficult to maintain the collateral coverage ratio. In addition, the credit facilities contain other negative covenants customary for such financings. These covenants are subject to important exceptions and qualifications. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result.
The credit facilities also contain other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable. In addition, an event of default or declaration of acceleration under any of the credit facilities could also result in an event of default under other of our financing agreements. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under the credit facilities or other financing arrangements.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2015, approximately 18% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the NLRA, which generally allows self help after a collective bargaining agreement expires.

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

Extended interruptions or disruptions in service at one of our hub, gateway or key airports could have a material adverse impact on our operations.
Our business is heavily dependent on our operations at the Atlanta airport and at our other hub, gateway or key airports in Amsterdam, Boston, Detroit, London-Heathrow, Los Angeles, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to other major cities and to other Delta hubs and gateways. A significant extended interruption or disruption in service at one of our hubs or gateways could have a material impact on our business, financial condition and results of operations.

Breaches or lapses in the security of our technology systems and the data we store could compromise passenger or employee information and expose us to liability, possibly having a material adverse effect on our business.
As a regular part of our ordinary business operations, we collect and store sensitive data, including personal information of our passengers and employees and information of our business partners. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy.
Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. Hardware or software we develop or acquire may contain defects that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. However, the constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers', employees' or business partners' information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business.
Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.
Disruptions in our information technology network could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our network, including third-party networks we utilize and on which we depend, could impact our customer service and result in increased costs. While we have in place, and continue to invest in, initiatives to prevent disruptions and disaster recovery plans, these measures may not be adequate to prevent a business disruption and its adverse financial and reputational consequences to our business.

Failure of our technology to perform reliably could have an adverse effect on our business.
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

Our results can fluctuate due to the effects of weather, natural disasters and seasonality.
Our results of operations are impacted by severe weather, natural disasters and seasonality. Severe weather conditions and natural disasters can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a seasonal basis. Because of fluctuations in our results from weather, natural disasters and seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

An extended disruption in services provided by our third-party regional carriers could have a material adverse effect on our results of operations.

We utilize the services of third parties in a number of areas in support of our operations that are integral to our business, including third-party carriers in the Delta Connection program. While we have agreements with these providers that define expected service performance, we do not have direct control over their operations. In particular, some third-party regional carriers are facing a shortage of qualified pilots due to government mandated increases in flight experience required for pilots working for airlines. If this shortage becomes more widespread, third-party regional carriers may not be able to comply with their obligations to us. To the extent that a significant disruption in our regional operations occurs because any of these providers are unable to perform their obligations over an extended period of time, our revenue may be reduced or our expenses may be increased resulting in a material adverse effect on our results of operations.

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
In particular, under the Energy Independence and Security Act of 2007, the EPA has adopted RFS that mandate the blending of renewable fuels into Transportation Fuels. RINs are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs.
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows.
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

If we lose senior management personnel and other key employees and they are not replaced by individuals with comparable skills, our operating results could be adversely affected.

We are dependent on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. If we experience a substantial turnover in our leadership and other key employees, and these persons are not replaced by individuals with comparable skills, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified executives as needed in the future.

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

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and discount carriers, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers, including Spirit Airlines and Allegiant Air, place significant competitive pressure on network carriers in the domestic market. As a result, we face significant competition at our domestic hub and gateway airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and gateways. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

Our international operations are subject to competition from both foreign and domestic carriers. Competition is increasing from government-owned and -funded carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft on order and are increasing service to the United States from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Southeast Asia, are government-subsidized, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

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

In addition, several joint ventures among U.S. and foreign carriers have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory.

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
Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. For example, the European Commission adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the U.S. While enforcement of the scheme has been deferred until April 2017, we expect that this system would impose additional costs on our operations in the European Union if fully implemented. Other laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.
We and other U.S. carriers are subject to domestic and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the U.S., certain European government agencies are reviewing airline privacy practices. Compliance with these regulatory regimes is expected to result in additional operating costs and could impact our operations and any future expansion.

Prolonged periods of stagnant or weak economic conditions could have a material adverse effect on our business, financial condition and operating results.
As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, with almost 35% of our revenues from operations outside of the U.S., our business is subject to economic conditions throughout the world. During periods of unfavorable or volatile economic conditions in the global economy, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business through videoconferencing. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, commitments and options at December 31, 2015 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)	Lease
B-717-200	—	13	74	87	14.3	—	1
B-737-700	10	—	—	10	6.9	—	—
B-737-800	73	—	—	73	14.9	—	—
B-737-900ER	31	—	19	50	1.3	70	—
B-747-400	4	5	—	9	23.7	—	—
B-757-200	81	18	11	110	20.0	—	—
B-757-300	16	—	—	16	12.8	—	—
B-767-300	13	—	1	14	24.7	—	—
B-767-300ER	54	4	—	58	19.8	—	—
B-767-400ER	21	—	—	21	14.8	—	—
B-777-200ER	8	—	—	8	15.9	—	—
B-777-200LR	10	—	—	10	6.7	—	—
B-787-8	—	—	—	—	—	18	—
A319-100	55	—	2	57	13.9	—	—
A320-200	58	—	11	69	20.8	—	—
A321-200	—	—	—	—	—	45	—
A330-200	11	—	—	11	10.8	—	—
A330-300	25	—	—	25	8.8	6	—
A330-900neo	—	—	—	—	—	25	—
A350-900	—	—	—	—	—	25	—
E190-100	—	—	—	—	—	19	—
MD-88	83	33	—	116	25.4	—	—
MD-90	59	6	—	65	18.9	—	—
Total	612	79	118	809	17.1	208	1

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at December 31, 2015:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	36	—	81	—	—	—	117
ExpressJet Airlines, Inc.	41	41	28	—	—	—	110
SkyWest Airlines, Inc.	58	19	36	—	—	—	113
Compass Airlines, LLC	—	—	—	—	6	36	42
Shuttle America	—	—	—	41	14	16	71
GoJet Airlines, LLC	—	22	7	—	—	—	29
Total	135	82	152	41	20	52	482

(1)	Endeavor Air, Inc. is a wholly-owned subsidiary of Delta.

Aircraft Purchase Commitments

Our purchase commitments for additional aircraft at December 31, 2015 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2016	2017	2018	After 2018	Total
B-737-900ER	19	20	18	13	70
B-787-8	—	—	—	18	18
A321-200	15	15	15	—	45
A330-300	4	2	—	—	6
A330-900neo	—	—	—	25	25
A350-900	—	6	9	10	25
E190-100	19	—	—	—	19
Total	57	43	42	66	208

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport, on land leased from the City of Atlanta. We own our Atlanta reservations center, other real property in Atlanta, real property located near the Minneapolis-St. Paul International Airport and reservations centers in Minot, North Dakota and Chisholm, Minnesota. We also own a 1.3-acre property in downtown Tokyo and a 33-acre land parcel containing a 512-room hotel and other buildings located near Tokyo's Narita International Airport.

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

ITEM 3. LEGAL PROCEEDINGS

First Bag Fee Antitrust Litigation

In 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways (“AirTran”), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran's CEO at an analyst conference concerning fees for the first checked bag, Delta's imposition of a fee for the first checked bag on November 4, 2008 and AirTran's imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings and remain pending in the Northern District of Georgia. A motion for class certification has been filed, but no class has been certified to date. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits. The defendants' motions for summary judgment are also pending.

Capacity Antitrust Litigation

In July 2015, a number of purported class action antitrust lawsuits were filed alleging that Delta, American, United and Southwest had conspired to restrain capacity. The lawsuits were filed in the wake of media reports that the U.S. Department of Justice had served civil investigative demands upon these carriers seeking documents and information relating to this subject. The lawsuits have been consolidated into a single Multi-District Litigation proceeding in the U.S. District Court for the District of Columbia. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

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

	Common Stock		Cash Dividends Declared (per share)
	High	Low
Fiscal 2015
Fourth Quarter	$52.77	$43.35	$0.135
Third Quarter	$48.30	$34.61	$0.135
Second Quarter	$47.98	$38.97	$0.09
First Quarter	$51.06	$42.60	$0.09
Fiscal 2014
Fourth Quarter	$50.16	$30.12	$0.09
Third Quarter	$40.97	$34.59	$0.09
Second Quarter	$42.66	$30.54	$0.06
First Quarter	$35.85	$27.26	$0.06

Holders

As of January 31, 2016, there were approximately 2,940 holders of record of our common stock.

Dividends

In the September 2013 quarter, our Board of Directors initiated a quarterly dividend program of $0.06 per share. In the September 2014 quarter, the Board increased the quarterly dividend payment to $0.09 per share. In the September 2015 quarter, the Board increased the quarterly dividend payment to $0.135 per share. Our ability to pay future dividends is subject to compliance with covenants in several of our credit facilities. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2010 to December 31, 2015 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2010 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2015 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 ("the 2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2015	3,394,359	$48.35	3,394,359	$4,211
November 2015	4,668,397	$49.63	4,668,397	$3,979
December 2015	641,682	$46.96	641,682	$3,950
Total	8,704,438		8,704,438

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited Consolidated Financial Statements, and present selected financial and operating data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2015	2014	2013	2012	2011
Operating revenue	$40,704	$40,362	$37,773	$36,670	$35,115
Operating expense	32,902	38,156	34,373	34,495	33,140
Operating income	7,802	2,206	3,400	2,175	1,975
Non-operating expense, net	(645)	(1,134)	(873)	(1,150)	(1,206)
Income before income taxes	7,157	1,072	2,527	1,025	769
Income tax (provision) benefit	(2,631)	(413)	8,013	(16)	85
Net income	$4,526	$659	$10,540	$1,009	$854

Basic earnings per share	$5.68	$0.79	$12.41	$1.20	$1.02
Diluted earnings per share	$5.63	$0.78	$12.29	$1.19	$1.01
Cash dividends declared per share	$0.45	$0.30	$0.12	$—	$—

Special Items

	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
MTM adjustments and settlements	$1,301	$(2,346)	$276	$27	$(26)
Restructuring and other	(35)	(716)	(424)	(452)	(242)
Loss on extinguishment of debt	—	(268)	—	(118)	(68)
Virgin Atlantic MTM adjustments	26	(134)	—	—	—
Release of tax valuation allowance and intraperiod income tax allocation	—	—	7,989	—	—
Total income (loss)	$1,292	$(3,464)	$7,841	$(543)	$(336)

Consolidated Balance Sheet Data

	December 31,
(in millions)	2015	2014	2013	2012	2011
Total assets	$53,134	$54,005	$52,104	$43,933	$42,879
Long-term debt and capital leases (including current maturities)	$8,329	$9,661	$11,194	$12,555	$13,632
Stockholders' equity (deficit)	$10,850	$8,813	$11,643	$(2,131)	$(1,396)

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2015		2014		2013		2012		2011
Revenue passenger miles (in millions)	209,625		202,925		194,988		192,974		192,767
Available seat miles (in millions)	246,764		239,676		232,740		230,415		234,656
Passenger mile yield	16.59	¢	17.22	¢	16.89	¢	16.46	¢	15.70	¢
Passenger revenue per available seat mile	14.10	¢	14.58	¢	14.15	¢	13.78	¢	12.89	¢
Operating cost per available seat mile	13.33	¢	15.92	¢	14.77	¢	14.97	¢	14.12	¢
Passenger load factor	84.9%		84.7%		83.8%		83.8%		82.1%
Fuel gallons consumed (in millions)	3,988		3,893		3,828		3,769		3,856
Average price per fuel gallon(2)	$1.90		$3.47		$3.00		$3.25		$3.06
Full-time equivalent employees, end of period	82,949		79,655		77,755		73,561		78,392

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights - 2015 Compared to 2014

Our pre-tax income for 2015 was $7.2 billion, representing a $6.1 billion increase compared to the prior year predominantly as a result of lower fuel prices and strong non-fuel cost controls. Pre-tax income, adjusted for special items (a non-GAAP financial measure) increased $1.3 billion, or 29.3%, to $5.9 billion. Special items in 2015 were primarily related to fuel hedge MTM adjustments and settlements, which totaled $1.3 billion.

Revenue. Our operating revenue increased $342 million compared to the prior year primarily resulting from our Branded Fares initiative and our agreement with American Express. Passenger revenue per available seat mile ("PRASM") decreased 3.3% on 3.0% higher capacity. The decrease in PRASM was largely driven by competitive pressure in the current low fuel price environment and the impact of U.S. dollar strength on tickets sold in international markets, which are predominantly priced in local currency.

Operating Expense. Total operating expense decreased $5.3 billion from 2014 driven by lower fuel prices, partially offset by fuel hedge losses, higher salaries and related costs and profit sharing. During 2015, Brent crude oil averaged $52 per barrel and closed the year below $40 per barrel, which is significantly lower than the average of $99 per barrel during 2014. Salaries and related costs were higher as a result of increases in pilot and flight attendant block hours due to higher capacity and pay rate increases implemented in 2015.

Our consolidated operating cost per available seat mile ("CASM") for 2015 decreased 16.3% to 13.33 cents from 15.92 cents in 2014, on a 3.0% increase in capacity, primarily due to lower fuel prices. Non-fuel unit costs ("CASM-Ex," a non-GAAP financial measure) were flat in 2015 compared to 2014 at 9.17 cents due to strong non-fuel cost controls and the strength of the U.S. dollar. Our 2015 unit cost performance was in-line with our goal of limiting non-fuel unit cost growth to below 2% annually.

The non-GAAP financial measures for pre-tax income, adjusted for special items and CASM-Ex used in this section and return on invested capital ("ROIC") and adjusted net debt, used in the section below, are defined and reconciled in "Supplemental Information" below.

Company Initiatives

Running a reliable, customer-focused airline has produced a higher ROIC (a non-GAAP financial measure), which increased from 20.7% in 2014 to 28.3% in 2015. This improved financial performance has allowed us to improve our balance sheet by reducing adjusted net debt (a non-GAAP financial measure) to $6.7 billion, increase funding of our defined benefit pension plans and increase the amount of capital returned to our shareholders. We are focused on delivering additional value for shareholders in the future through revenue growth, cost productivity and prudent deployment of cash flows.

Driving Revenue Growth

Operational Reliability

A key driver of our revenue growth is higher customer satisfaction resulting from strong operational reliability. We have significantly invested in our business since 2010 to improve our operational performance, which consistently ranks first among the major U.S. carriers. During 2015, we operated 161 days with zero mainline canceled flights, a 69% improvement over our 2014 performance. In addition, our reported completion factor of 99.6% and on-time arrival rate of 85.9% places us at the top among the major global U.S. carriers. This operational excellence resulted in a four point increase in our domestic net promoter score compared to 2014. Accordingly, our corporate ticket volume increased 4% in 2015, reflecting our reliable service and high-quality product.

Global Strategy

We are expanding our global network. Under this strategy, we are strengthening our presence in major and developing markets around the world in an effort to increase and diversify our network into high revenue and high growth markets. The growth of our global presence will enable customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience. We are deploying this strategy through investments in Europe, Asia and Latin America.

Europe. Alongside our 49% equity investment in Virgin Atlantic, we implemented an antitrust immunized joint venture with the U.K.-based carrier. This joint venture has significantly improved our presence in London, one of the largest revenue markets from the U.S., while also enhancing our transatlantic network including our existing joint venture relationship with Air France-KLM and Alitalia. We have also moved senior decision-making functions to Amsterdam for closer coordination with our joint venture airlines. We anticipate the co-location of these management functions will optimize the benefits of our joint ventures.

Asia. As part of the strategy to improve our Pacific operations, we are increasing our presence in China, the largest transpacific market from the U.S. To this end, during 2015, we acquired shares of China Eastern for $450 million, which provides us with a 3.5% stake in the airline. In conjunction with this transaction, we and China Eastern entered into a new commercial agreement to expand our relationship and better connect the networks of the two airlines. China Eastern is one of the largest airlines in China with a route network covering more than 200 destinations in over 25 countries. In addition, we are restructuring our Pacific fleet by removing less efficient B-747-400 aircraft and replacing them with smaller-gauge, widebody aircraft to better match capacity with demand in an effort to improve our margins.

Latin America. We are focused on maximizing the value of our relationships while deriving value from the recent investments in our network, product and service. Our capacity growth has been focused on higher performing markets such as Mexico and the Caribbean, while we have reduced capacity in markets challenged by weakening currencies and slowing economies such as Brazil.

During the December 2015 quarter, we announced a plan to acquire additional capital stock of Grupo Aeroméxico through a cash tender offer. Following the completion of the tender offer, when combined with our existing share ownership, we expect to own up to 49% of Grupo Aeroméxico's outstanding shares. We have submitted an application for an antitrust immunized joint venture with Aeroméxico, which we expect will be approved in 2016, and is intended to allow us to benefit from an improved level of coordination.

Also, during 2015, we acquired additional preferred shares of GOL's parent company for $50 million, increasing our ownership to 9.5% of its outstanding capital stock, as part of our long-term strategy to strengthen the opportunity we see in Brazil. In conjunction with our investment, we and GOL agreed to extend our existing commercial agreements.

Cost Productivity

We continue to focus on maintaining the rate of non-fuel unit cost growth at less than 2% annually. An important component of this effort relates to maximizing the benefits of scale throughout the network. Domestic fleet upgauging allows us to increase capacity on fewer departures, thereby improving our unit cost performance. In addition, we are leveraging our expertise in supply chain and aircraft maintenance to improve our productivity. Finally, we are investing in technology projects to improve the customer experience in a cost-efficient manner.

The Delta pilots collective bargaining agreement became amendable as of December 31, 2015. We are in discussions with representatives of the Delta pilots to amend the collective bargaining agreement. Our employees, including pilots, are an important part of Delta’s success and the underpinning of the quality and operational reliability that has become part of Delta’s brand. We expect to continue to pay our employees industry leading total compensation that will enable Delta’s continued success.

Prudent Deployment of Cash Flows

As part of our long-term plan, we target $7-8 billion in annual operating cash flow and $4-5 billion in annual free cash flow. We use approximately 50% of our operating cash flow to reinvest in the business for long-term growth opportunities. The remaining free cash flow is used to further strengthen the balance sheet by reducing debt levels, make incremental pension contributions and return capital to shareholders through dividends and share repurchases.

Strengthened Balance Sheet

A key tenet of our strategy is to operate the company with investment grade financial metrics. Since beginning our balance sheet improvement strategy in 2009, we have reduced our adjusted net debt by over $10 billion, which has significantly reduced our annual interest expense. In addition, we have a significant net underfunded pension liability. We have been making pension contributions above the minimum amount required, with a goal of achieving 80% funded status for the pension plan by 2020. Because of statutory pension funding relief that applies to us, we have until 2031 to fully fund our pension plans.

Increased Capital Returns to Owners

While we have been reducing our debt levels and investing in the business, we have been increasing our capital returns to shareholders, returning a total of $2.6 billion in 2015 through dividends and share repurchases. Since first implementing our quarterly dividend in 2013, we have increased the dividend per share by 50% annually, and paid $712 million in total dividends, including $359 million in 2015. Through dividends and share repurchases, we have returned over $4 billion to shareholders since 2013, while reducing outstanding shares by approximately 9% compared to the beginning of 2013.

Results of Operations - 2015 Compared to 2014

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Passenger:
Mainline	$28,898	$28,688	$210	0.7%
Regional carriers	5,884	6,266	(382)	(6.1)%
Total passenger revenue	34,782	34,954	(172)	(0.5)%
Cargo	813	934	(121)	(13.0)%
Other	5,109	4,474	635	14.2%
Total operating revenue	$40,704	$40,362	$342	0.8%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2014
(in millions)	Year Ended December 31, 2015	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$17,933	5.4%	6.7%	6.1%	(1.2)%	(0.6)%	0.5	pts
Regional carriers	5,884	(6.1)%	(2.2)%	(4.0)%	(4.0)%	(2.1)%	1.5	pts
Domestic	23,817	2.3%	5.1%	4.1%	(2.6)%	(1.8)%	0.8	pts
Atlantic	5,548	(4.8)%	0.6%	3.2%	(5.3)%	(7.7)%	(2.1)	pts
Pacific	3,002	(12.2)%	(2.3)%	(5.0)%	(10.2)%	(7.6)%	2.3	pts
Latin America	2,415	(0.4)%	5.1%	5.7%	(5.3)%	(5.8)%	(0.5)	pts
Total	$34,782	(0.5)%	3.3%	3.0%	(3.7)%	(3.3)%	0.2	pts

Passenger revenue decreased $172 million over the prior year. PRASM decreased 3.3% and passenger mile yield decreased 3.7% on 3.0% higher capacity. Load factor was 0.2 points higher than the prior year at 84.9%.

Unit revenues of the mainline domestic region decreased 0.6%, resulting from weaker yields in certain markets, which were nearly offset by the strong performance in Atlanta, New York, Seattle and Los Angeles.

Regional carriers passenger revenue decreased 6.1% on a 4.0% reduction in capacity. During 2015, we removed thirty 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Revenues related to our international regions decreased 6.0% year-over-year primarily due to the impact of the strong U.S. dollar and reductions in international fuel surcharges. These challenges have been addressed through capacity reductions implemented in the December 2015 quarter.

In the Atlantic region, unit revenue declines in Africa, the Middle East and Russia were partially offset by strength in core European markets. Unit revenue declines in the Pacific primarily resulted from the strength of the U.S. dollar and lower international fuel surcharges. We continue to optimize the Pacific region in order to improve margins by reducing our winter capacity, including the cancellation of our Seattle to Tokyo-Haneda route in the June 2015 quarter and downgauging via the continued retirement of the B-747-400 fleet during the second half of 2015. In addition, we have made a strategic investment in, and established a long-term commercial relationship with, China Eastern. Latin America saw capacity growth of 5.7%, the majority of which occurred during the first half of 2015. In the December 2015 quarter, we continued to invest in higher performing markets such as Mexico and the Caribbean, while reducing capacity in Brazil due to its challenging economic environment.

Other Revenue. Other revenue increased $635 million, or 14.2%, primarily due to loyalty program revenues including our agreement with American Express, sales of non-jet fuel products to third parties by our oil refinery and maintenance sales to third parties by our MRO services business.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Salaries and related costs	$8,776	$8,120	$656	8.1%
Aircraft fuel and related taxes	6,544	11,668	(5,124)	(43.9)%
Regional carriers expense	4,241	5,237	(996)	(19.0)%
Aircraft maintenance materials and outside repairs	1,848	1,828	20	1.1%
Contracted services	1,848	1,749	99	5.7%
Depreciation and amortization	1,835	1,771	64	3.6%
Passenger commissions and other selling expenses	1,672	1,700	(28)	(1.6)%
Landing fees and other rents	1,493	1,442	51	3.5%
Profit sharing	1,490	1,085	405	37.3%
Passenger service	872	810	62	7.7%
Aircraft rent	250	233	17	7.3%
Restructuring and other	35	716	(681)	NM(1)
Other	1,998	1,797	201	11.2%
Total operating expense	$32,902	$38,156	$(5,254)	(13.8)%

(1)
Due to the nature of amounts recorded within restructuring and other, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other, see Note 15 of the Notes to the Consolidated Financial Statements.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to higher pilot and flight attendant block hours and pay rate increases implemented in both the first half of 2015 and December 2015. Base pay rates increased 14.5% for eligible merit, ground and flight attendant employees effective December 1, 2015.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $5.9 billion compared to the prior year due to a 43.5% decrease in the market price per gallon of fuel, an increase in Monroe's profitability and reduced hedge losses, partially offset by a 2.4% increase in consumption. The table below presents fuel expense, including our regional carriers:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2015	2014
Aircraft fuel and related taxes(1)	$6,544	$11,668	$(5,124)
Aircraft fuel and related taxes included within regional carriers expense	1,035	1,844	(809)
Total fuel expense	$7,579	$13,512	$(5,933)	(43.9)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost(1)	$6,934	$11,350	$(4,416)	$1.74	$2.91	$(1.17)
Airline segment fuel hedge losses(2)	935	2,258	(1,323)	0.23	0.58	(0.35)
Refinery segment impact(2)	(290)	(96)	(194)	(0.07)	(0.02)	(0.05)
Total fuel expense	$7,579	$13,512	$(5,933)	$1.90	$3.47	$(1.57)
MTM adjustments and settlements(3)	1,301	(2,346)	3,647	0.33	(0.60)	0.93
Total fuel expense, adjusted	$8,880	$11,166	$(2,286)	$2.23	$2.87	$(0.64)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Regional Carriers Expense. The reduction in regional carriers expense is primarily due to lower fuel cost from a decrease in the price per gallon of fuel, lower capacity and reduced maintenance expenses. During 2015, we removed thirty 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 3.0% increase in capacity and additional temporary staffing.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to investments in new A330-300, B-737-900ER and CRJ-900 aircraft and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Landing Fees and Other Rents. Landing fees and other rents increased principally due to increased number of departures and higher rental rates.

Profit Sharing. The increase in profit sharing is driven by an increase in full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For years prior to 2016, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Beginning with 2016 pre-tax profit (to be paid out in 2017), the profit sharing formula will be adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged and will continue in 2016 under its terms.

Passenger Service. Passenger service expense includes the costs for onboard food and beverage, cleaning and supplies. This expense increased year-over-year primarily due to costs associated with enhancements to our onboard product offering and the 3.3% increase in traffic.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Results of Operations - 2014 Compared to 2013

Operating Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2014	2013
Passenger:
Mainline	$28,688	$26,534	$2,154	8.1%
Regional carriers	6,266	6,408	(142)	(2.2)%
Total passenger revenue	34,954	32,942	2,012	6.1%
Cargo	934	937	(3)	(0.3)%
Other	4,474	3,894	580	14.9%
Total operating revenue	$40,362	$37,773	$2,589	6.9%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2013
(in millions)	Year Ended December 31, 2014	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$17,017	11.9%	6.5%	4.1%	5.1%	7.5%	2.0	pts
Regional carriers	6,266	(2.2)%	(1.5)%	(3.8)%	(0.7)%	1.7%	1.9	pts
Domestic	23,283	7.7%	5.0%	2.4%	2.6%	5.2%	2.4	pts
Atlantic	5,826	3.0%	(0.1)%	0.9%	3.0%	2.1%	(0.8)	pts
Pacific	3,421	(4.0)%	(1.2)%	(0.2)%	(2.8)%	(3.8)%	(0.9)	pts
Latin America	2,424	14.8%	16.7%	17.7%	(1.6)%	(2.5)%	(0.7)	pts
Total consolidated	$34,954	6.1%	4.1%	3.0%	2.0%	3.0%	0.9	pts

Passenger revenue increased $2.0 billion, or 6.1%, over prior year. PRASM increased 3.0% and passenger mile yield increased 2.0% on 3.0% higher capacity. Load factor was 0.9 points higher than prior year at 84.7%.

Our geographic regions generally performed well compared to the prior year, with the domestic region leading year-over-year unit revenue improvement. Unit revenues of the domestic region rose 5.2% led by strong performances from our hubs in Atlanta, New York-LaGuardia and Seattle.

Revenues related to our international regions increased 3.0% year-over-year primarily due to 17.7% capacity growth in the Latin America region as a result of our efforts to improve connections with GOL and Aeroméxico. GOL and Aeroméxico contributed a significant portion of the traffic from the U.S. to Brazil and into key Mexico markets, respectively. Despite these contributions, Latin America unit revenues declined 2.5% as a result of the capacity increase, some business demand weakness associated with the FIFA World Cup in Brazil and economic concerns in Venezuela. Atlantic unit revenue increased 2.1% driven by yield improvements. While our joint venture with Virgin Atlantic reflected solid revenue growth, especially in London-Heathrow, Atlantic yields experienced pressure from the impact of geopolitical and health concerns related to service to Africa, the Middle East and Russia. Our Pacific region experienced a 3.8% decline in unit revenues driven by lower yield, primarily due to the weakening of the Japanese yen.

Other Revenue. Other revenue increased $580 million, or 14.9%, primarily due to an increase in sales of SkyMiles, settlements associated with our transatlantic joint venture agreements and sales of non-jet fuel products to third parties by our oil refinery.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2014	2013
Salaries and related costs	$8,120	$7,720	$400	5.2%
Aircraft fuel and related taxes	11,668	9,397	2,271	24.2%
Regional carriers expense	5,237	5,669	(432)	(7.6)%
Aircraft maintenance materials and outside repairs	1,828	1,852	(24)	(1.3)%
Contracted services	1,749	1,665	84	5.0%
Depreciation and amortization	1,771	1,658	113	6.8%
Passenger commissions and other selling expenses	1,700	1,603	97	6.1%
Landing fees and other rents	1,442	1,410	32	2.3%
Profit sharing	1,085	506	579	NM
Passenger service	810	762	48	6.3%
Aircraft rent	233	209	24	11.5%
Restructuring and other	716	402	314	NM(1)
Other	1,797	1,520	277	18.2%
Total operating expense	$38,156	$34,373	$3,783	11.0%

(1)
Due to the nature of amounts recorded within restructuring and other, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other, see Note 15 of the Notes to the Consolidated Financial Statements.

Salaries and Related Costs. The increase in salaries and related costs is primarily due to investments in our employees and an increase in pilot and flight attendant block hours, partially offset by lower pension expense.

Fuel Expense. Compared to the prior year, consolidated fuel expense increased $2.0 billion due to unfavorable MTM adjustments on fuel hedges resulting from the significant decrease in crude oil prices during the year (from a high of $115 per barrel in June to a low of $57 per barrel at December 31, 2014) and a 1.7% increase in consumption, partially offset by a 7.8% decrease in fuel market price per gallon and increased profitability at Monroe. The table below presents fuel expense, gallons consumed and our average price per gallon, including the impact of hedging and the refinery:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions, except per gallon data)	2014	2013
Aircraft fuel and related taxes(1)	$11,668	$9,397	$2,271
Aircraft fuel and related taxes included within regional carriers expense	1,844	2,067	(223)
Total fuel expense	$13,512	$11,464	$2,048	17.9%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2014	2013		2014	2013
Fuel purchase cost(1)	$11,350	$11,792	$(442)	$2.91	$3.09	$(0.18)
Airline segment fuel hedge losses (gains)(2)	2,258	(444)	2,702	0.58	(0.12)	0.70
Refinery segment impact(2)	(96)	116	(212)	(0.02)	0.03	(0.05)
Total fuel expense	$13,512	$11,464	$2,048	$3.47	$3.00	$0.47
MTM adjustments(3)	(2,346)	276	(2,622)	(0.60)	0.07	(0.67)
Total fuel expense, adjusted	$11,166	$11,740	$(574)	$2.87	$3.07	$(0.20)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
MTM adjustments include the effects of the derivative transactions discussed in Note 4 of the Notes to the Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Regional Carriers Expense. The reduction in regional carriers expense is primarily due to lower fuel expense from both a decrease in the cost of fuel per gallon and a 3.8% decrease in capacity and fewer required maintenance events. During 2014, we removed thirty-five 50-seat regional aircraft from our fleet as part of our strategy to restructure our domestic fleet.

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

Contracted Services. Contracted services expense increased year-over-year due primarily to costs associated with the 3.0% increase in capacity.

Depreciation and Amortization. Depreciation and amortization expense increased year-over-year primarily due to our investment in new B-737-900ER and CRJ-900 aircraft, the purchase of aircraft off-lease and aircraft modifications that upgraded aircraft interiors and enhanced our product offering.

Passenger Commissions and Other Selling Expenses. Passenger commissions and other selling expenses increased on higher passenger revenue.

Profit Sharing. The increase in profit sharing is driven by an increase in full year pre-tax income, excluding profit sharing and certain other items, compared to the prior year.

Aircraft Rent. Aircraft rent increased year-over-year due primarily to the addition of leased B-717-200 and B-737-900ER aircraft delivered during the year, partially offset by the retirement of certain B-747-400 aircraft.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Non-Operating Results

	Year Ended December 31,			Favorable (Unfavorable)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest expense, net	$(481)	$(650)	$(852)	$169	$202
Miscellaneous, net	(164)	(484)	(21)	320	(463)
Total non-operating expense, net	$(645)	$(1,134)	$(873)	$489	$(261)

The decline in interest expense, net results from reduced levels of debt and unamortized debt discounts and from the refinancing of debt obligations at lower interest rates. The principal amount of debt and capital leases has declined from $13.2 billion at the beginning of 2013 to $8.5 billion at December 31, 2015.

Miscellaneous, net is favorable primarily due to a reduction in debt extinguishment losses compared to 2014. The debt extinguishment losses primarily related to unamortized debt discounts resulting from fair value adjustments recorded in the 2008 purchase accounting of Northwest Airlines. We did not early extinguish any debt in 2013. Also contributing to the increase is our proportionate share of earnings from our equity investment in Virgin Atlantic. The gain from Virgin Atlantic primarily results from year-over-year profit and improvements in MTM adjustments on fuel hedges.

Income Taxes

Our effective tax rate for 2015 was 36.8%. We expect our annual effective tax rate to be between 35% and 36% for 2016. The expected reduction in our rate from prior years is primarily related to differences in our global tax rates. In certain periods we may have adjustments to our deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that period. At December 31, 2015, we had approximately $9.5 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2024. Accordingly, we believe we will not pay any cash federal income taxes before 2018. See Note 11 of the Notes to the Consolidated Financial Statements for more information.

We released substantially all of our valuation allowance against our net deferred tax assets on December 31, 2013. The release of the allowance primarily resulted in a net tax benefit of $8.0 billion that was recorded in income tax (provision) benefit in our Consolidated Statement of Operations.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges substantially all the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 171,000 barrels (approximately seven million gallons) per day for use in our airline operations during 2015. We believe that the increase in jet fuel supply due to the refinery's operation has reduced the overall market price of jet fuel, and thus lowered our cost of jet fuel.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $75 million, $111 million and $64 million of expense related to the RINs requirement in 2015, 2014 and 2013, respectively. We are in possession of the RINs needed to satisfy our 2013 obligation and a portion of our 2014 and 2015 obligations.
The refinery recorded a profit of $290 million in 2015, compared to $96 million in 2014 and a loss of $116 million recorded in 2013. The refinery's profitability improved year-over-year despite lower revenues resulting from a decline in refined fuel market prices. The refinery’s increase in profits was attributable to higher product crack spreads and higher throughput as a result of enhanced operational reliability, logistical improvements and utilization of intermediates (partially refined fuels). For more information regarding the refinery’s results, see Note 14 of the Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2015, we had $5.6 billion in unrestricted liquidity, consisting of $3.4 billion in cash and cash equivalents and short-term investments and $2.2 billion in undrawn revolving credit facilities. During 2015, we generated $7.9 billion in cash from operating activities, which we used to fund capital expenditures of $2.9 billion, return $2.6 billion to shareholders, reduce the principal on our debt and capital lease obligations by $1.5 billion and fund equity investments of $500 million, while maintaining a solid liquidity position.

Sources of Liquidity

Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $7.9 billion in 2015, $4.9 billion in 2014 and $4.5 billion in 2013. We also expect to generate positive cash flows from operations in 2016.

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

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented 23.0% of our total operating expenses for 2015. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying those derivative contracts. Our hedge contracts were in a net loss position at December 31, 2015 and 2014, resulting in $119 million and $925 million, respectively, of margin postings to counterparties.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of those years with the final payment in 2014. The SkyMiles purchased in December 2014 were utilized by American Express in 2015. There were no advanced sales of SkyMiles in 2015.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. In 2015, we contributed $1.2 billion to our qualified defined benefit pension plans. As a result of these contributions, we satisfied, on an accelerated basis, our 2015 required contributions for our defined benefit plans including nearly $600 million above the minimum funding requirements. We contributed $917 million and $914 million in 2014 and 2013, respectively, including $250 million above the minimum funding levels in each of those years. We estimate our funding under these plans will total at least $1.0 billion in 2016, including $500 million above the minimum funding requirements.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For years prior to 2016, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

We made profit sharing payments of $756 million, $821 million and $372 million in 2015, 2014 and 2013, respectively, in recognition of our employees' contributions toward meeting our financial goals. During the year ended December 2015, we recorded $1.5 billion in profit sharing expense based on 2015 pre-tax profit, which will be paid to employees in February 2016.

Beginning with 2016 pre-tax profit (to be paid out in 2017), the profit sharing formula will be adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged and will continue in 2016 under its terms.

Investing Activities

Capital Expenditures. Our capital expenditures were $2.9 billion in 2015, $2.2 billion in 2014 and $2.5 billion in 2013. Our capital expenditures during 2015 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A330-300 aircraft, advance deposit payments on A321-200 aircraft and seat density projects for our domestic fleet. Our capital expenditures during 2014 and 2013 were primarily for the purchase of aircraft and modifications to upgrade aircraft interiors that enhance our product offering.

We have committed to future aircraft purchases that will require significant capital investment and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $3 billion in 2016 primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s and A330-300s, along with advance deposit payments for these and our new A330-900neo and A350-900 orders and used E190-100 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet. We expect that the 2016 investments will be funded primarily through cash flows from operations.

Equity Investments. Our equity investments during 2015 were comprised of $450 million for China Eastern shares and $50 million for preferred shares in GOL's parent company. For additional information regarding these investments, see Note 3 of the Notes to the Consolidated Financial Statements.

During the December 2015 quarter, we announced a plan to acquire additional capital stock of Grupo Aeroméxico through a cash tender offer. Following the completion of the tender offer, when combined with our existing share ownership, we expect to own up to 49% of Grupo Aeroméxico's outstanding shares. This approximately $750 million capital investment is subject to regulatory approvals and the tender offer would likely commence in the June 2016 quarter.
Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases has declined from $13.2 billion at the beginning of 2013 to $8.5 billion at December 31, 2015. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.8 billion. These debt reductions also serve to reduce our total future interest expense. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. As a result, we received upgrades to our credit rating by all three major rating agencies during 2015, to the following ratings:

Rating Agency	Current Rating	Outlook
Standard & Poor's	BB+	Stable
Moody's	Ba2	Positive
Fitch	BB+	Positive

Continued improvement in our credit ratings to investment grade would likely result in lower costs of borrowing, among other things.

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

Capital Returns to Shareholders. Since 2013, our Board of Directors has implemented three programs to return capital to shareholders through quarterly dividends and share repurchases. Since first implementing our quarterly dividend in 2013, we have increased the dividend per share by 50% annually, and paid $712 million in total dividends, including $359 million in 2015. Through dividends and share repurchases, we have returned over $4 billion to shareholders since 2013, while reducing outstanding shares by approximately 9% compared to the beginning of 2013. During 2015 alone, we repurchased and retired 48.4 million shares at a cost of $2.2 billion.

(in millions, except dividends per share)	Dividends per Share	Share Repurchase Authorization	Average Repurchase Price	Completion Date	Authorization Remaining
May 2013 Program	$0.060	$500	$28.43	June 30, 2016	Completed June 2014
May 2014 Program	$0.090	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$0.135	$5,000	$45.77	December 31, 2017	$3,950

On February 3, 2016, the Board of Directors declared a $0.135 per share dividend for shareholders of record as of February 17, 2016.

Fuel Hedge Restructuring. During 2015, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that, excluding market movements from the date of inception, would settle and provide approximately $300 million in cash receipts during the second half of 2015 and require approximately $300 million in cash payments in 2016. We early terminated certain of these deferral transactions in 2015. As a result, we reported $429 million in cash receipts and $71 million in cash payments associated with these deferral transactions.

Undrawn Lines of Credit

We have $2.2 billion available in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments representing obligations that arise in the ordinary course of business that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (see Note 6)
Principal amount	$1,442	$869	$2,061	$1,189	$456	$2,081	$8,098
Interest payments	339	294	253	166	110	294	1,456
Capital lease obligations (see Note 7)
Principal amount	148	94	44	35	26	36	383
Interest payments	35	20	12	6	3	3	79
Operating lease payments (see Note 7)	1,583	1,440	1,307	1,158	1,053	6,220	12,761
Aircraft purchase commitments (see Note 10)	2,140	2,500	2,510	1,500	1,900	3,010	13,560
Contract carrier obligations (see Note 10)	2,160	2,270	2,110	1,960	1,650	2,170	12,320
Employee benefit obligations (see Note 9)	692	632	674	899	755	8,301	11,953
Other obligations	680	330	280	160	70	500	2,020
Total	$9,219	$8,449	$9,251	$7,073	$6,023	$22,615	$62,630

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using London interbank offered rates ("LIBOR") at December 31, 2015.

Operating Lease Payments. Represents our minimum rental commitments under noncancelable operating leases (including certain aircraft flown by regional carriers).

Aircraft Purchase Commitments. Represents our commitments to purchase 70 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 19 E190-100, 18 B-787-8 and six A330-300 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

Contract Carrier Obligations. Represents our estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. The reported amounts are based on (1) the required minimum levels of flying by our contract carriers under the applicable agreements and (2) assumptions regarding the costs associated with such minimum levels of flying.

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

Frequent Flyer Program

Our SkyMiles Program offers incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We sell mileage credits to non-airline businesses, customers and other airlines. Effective January 1, 2015, the SkyMiles program was modified from a model in which customers earn redeemable mileage credits based on distance traveled to a model based on ticket price. This award change did not affect the way we account for the program.

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

We defer revenue for the mileage credits related to passenger ticket sales when the credits are earned and recognize it as passenger revenue when miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused. A hypothetical 10% increase in our estimate of the standalone selling price of a mileage credit would decrease passenger revenue by approximately $48 million, as a result of an increase in the amount of revenue deferred from the mileage component of passenger ticket sales.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple deliverables, as defined below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. In December 2014, we amended our marketing agreements with American Express which increased the value we receive under the agreements and extended the term to 2022. The amended agreements became effective January 1, 2015. The deliverables under the amended agreements are substantially similar to the previous agreement. We account for the amended agreements consistent with the accounting method adopted in September 2013 that allocates the consideration received to the individual products and services delivered based on their relative selling prices (discussed below). The increased value received under the amended agreements increases the amount of deferred revenue for the travel component and increases the value of the other deliverables, which are recognized in other revenue as they are provided.

In September 2013, we modified our marketing agreements with American Express, which required us to change the accounting method for recording SkyMiles sold. Under the previous method, the embedded premium or discount was allocated to the residual products or services in a combined transaction. The new method allocates consideration received based on the relative selling price of each product or service. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The impact of adopting the relative selling price method re-allocated a portion of the embedded discount to the travel component, lowering the deferral rate we use to record miles sold under the agreements and increasing revenue recognized on the remaining deliverables.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (mileage credits) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

Breakage. For mileage credits that we estimate are not likely to be redeemed (“breakage”), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2015, the aggregate deferred revenue balance associated with the SkyMiles Program was $3.9 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $29 million impact on our deferred revenue liability at December 31, 2015.

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

When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering both market capitalization and projected discounted future cash flows (an income approach). When we perform a quantitative impairment assessment of our indefinite-lived intangible assets, fair value is estimated based on (1) recent market transactions, where available, (2) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (3) projected discounted future cash flows (an income approach).

Key Assumptions. The key assumptions in our impairment tests include: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. In addition, we consider the amount by which the intangible assets' fair values exceeded their respective carrying values in the most recent fair value measurements calculated using a quantitative approach.

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

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2015. Based upon our quantitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above, we determined that the fair value of goodwill significantly exceeded the carrying value and, therefore, there was no indication that goodwill was impaired.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.9 billion at December 31, 2015, of which $4.7 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

In 2015, we performed quantitative assessments, including applicable factors noted in "Key Assumptions" above, of our indefinite-lived intangible assets (excluding six London-Heathrow slot pairs we acquired for $276 million during the December 2015 quarter) and determined that there was no indication that the assets were impaired as the fair values ranged from approximately 130% to 280% of the carrying values.

We obtained the Pacific routes and slots asset as part of the acquisition of Northwest Airlines in 2008 and is composed of Pacific route authorities and takeoff and landing rights (“slots”) at capacity-constrained airports in Asia, including Tokyo-Narita International Airport ("Narita"). This intangible asset supports Delta’s Narita hub activities and is essential to Delta's entire Pacific network. Changes in key inputs and assumptions, including (1) new or enhanced joint ventures or alliances, (2) foreign currency exchange rates, (3) fuel costs, legislative or regulatory changes, including changes in access to Tokyo-Haneda airport and (4) Pacific region profitability, could impact the value of this asset in the future.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $23.0 billion at December 31, 2015. This value is based on various factors, including the assets' estimated useful lives and salvage values. We record impairment losses on flight equipment and other long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

Income Tax Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies. In evaluating the likelihood of utilizing our net deferred income tax assets, the significant factors that we consider include (1) our recent history of profitability, (2) growth in the U.S. and global economies, (3) forecast of airline revenue trends, (4) estimate of future fuel prices and (5) future impact of taxable temporary differences.

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

At the end of 2015 our net deferred tax asset balance was $5.0 billion, against which we maintained a $56 million valuation allowance, primarily related to state net operating losses, state credits and unrealized losses on investments, which have limited expiration periods.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2015, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $11.2 billion. During 2015, we contributed $1.2 billion to these plans and recorded $240 million of expense in salaries and related costs on our Consolidated Statement of Operations. In 2016, we estimate we will contribute at least $1.0 billion to these plans, including $500 million of contributions above the minimum funding requirements, and that our expense will be approximately $250 million. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 4.57% and 4.14% at December 31, 2015 and 2014, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.10% to 4.99% between 2013 and 2015.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2015 was 9%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2016 Pension Expense	Effect on Accrued Pension Liability at December 31, 2015
0.50% decrease in weighted average discount rate	-$1 million	+$1.3 billion
0.50% increase in weighted average discount rate	-$2 million	-$1.2 billion
0.50% decrease in expected long-term rate of return on assets	+$50 million	—
0.50% increase in expected long-term rate of return on assets	-$50 million	—

Life Expectancy. We have historically utilized the Society of Actuaries' ("SOA") published mortality data in developing a best estimate of life expectancy. During 2014, the SOA published updated mortality tables for U.S. plans and an updated improvement scale, which both reflect improved longevity. Based on an evaluation of these new tables and our perspective of future longevity, we updated the mortality assumptions in 2014 for purposes of measuring pension and other postretirement and postemployment benefit obligations. The improvement in life expectancy increases our benefit obligations and future expense as benefit payments are paid over an extended period of time. In 2015, we reviewed the mortality assumptions and concluded that the assumptions used in 2014 continue to represent our best estimate of long-term life expectancy. We will continue to review our assumptions on an annual basis.

Funding. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. In addition, because of statutory pension funding relief that applies to us, we have until 2031 to fully fund our pension plans.

While the Pension Protection Act makes our funding obligations for these plans more predictable, factors outside our control continue to have an impact on the funding requirements. Estimates of future funding requirements are based on various assumptions and can vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets, statutory requirements and demographic data for participants. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

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

Presentation of Debt Issuance Costs

During 2015, the FASB issued ASU Nos. 2015-03 and 2015-15, related to simplifying the presentation of debt issuance costs. These standards amend existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We early adopted these standards in the December 2015 quarter, which we accounted for as a change in accounting principle and applied the guidance retrospectively. This change results in a reclassification of $32 million from prepaid expenses and other to current maturities of long-term debt and capital leases and $84 million from other noncurrent assets to long-term debt and capital leases as of December 31, 2014.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under the new standard, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. It is effective for interim and annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We will adopt this standard effective January 1, 2016. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements as our pension plan has a significant number of investments measured at net asset value.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We early adopted this standard in the December 2015 quarter, which we accounted for as a change in accounting principle and applied the guidance retrospectively. This change results in the reclassification of $3.3 billion from current assets to deferred income taxes, net in other assets on our December 31, 2014 Consolidated Balance Sheet.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017.

Our investments in the parent companies of Aeroméxico and GOL are currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to non-operating expense/income. As of December 31, 2015, a net unrealized loss of $66 million related to these investments was recorded in AOCI on our Consolidated Balance Sheet.

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

	Year Ended December 31,
(in millions)	2015	2014
Pre-tax income	$7,157	$1,072
Adjusted for:
MTM adjustments and settlements	(1,301)	2,346
Restructuring and other	35	716
Loss on extinguishment of debt	—	268
Virgin Atlantic MTM adjustments	(26)	134
Pre-tax income, adjusted for special items	$5,865	$4,536

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

	Year Ended December 31,
	2015	2014
CASM	13.33 ¢	15.92 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.07)	(5.64)
Profit sharing	(0.60)	(0.45)
Restructuring and other	(0.01)	(0.30)
Other expenses	(0.48)	(0.37)
CASM-Ex	9.17 ¢	9.16 ¢

The following table shows a reconciliation of ROIC. We present ROIC as management believes this metric is helpful to investors in assessing our ability to generate returns using its invested capital. ROIC is operating income, adjusted, divided by adjusted average invested capital. We adjust operating income for MTM adjustments and settlements and restructuring and other for the same reasons discussed above for pre-tax income. All adjustments to calculate ROIC are intended to provide a more meaningful comparison of our results to the airline industry and other high-quality industrial companies.

	Year Ended December 31,
(in millions, except % of return)	2015	2014
Operating income	$7,802	$2,206
Adjusted for:
MTM adjustments and settlements	(1,301)	2,346
Restructuring and other	35	716
7x annual interest expense included in aircraft rent	172	149
Amortization of retirement actuarial loss	230	112
Operating income, adjusted	$6,938	$5,529

Adjusted book value of equity	$17,564	$18,518
Average adjusted net debt	6,970	8,215
Adjusted average invested capital(1)	$24,534	$26,733

ROIC	28.3%	20.7%

(1)
Adjusted average invested capital represents the sum of the average book value of equity at the end of the last five quarters, adjusted for pension and fuel hedge impacts within other comprehensive income. Average adjusted net debt is calculated using amounts as of the end of the last five quarters.

The following table shows a reconciliation of adjusted net debt. We use adjusted total debt, including aircraft rent, in addition to long-term adjusted debt and capital leases, to present estimated financial obligations. We reduce adjusted debt by cash, cash equivalents and short-term investments and hedge margin receivable, resulting in adjusted net debt, to present the amount of assets needed to satisfy the debt. Management believes this metric is helpful to investors in assessing the company’s overall debt profile. Management has reduced adjusted debt by the amount of hedge margin receivable, which reflects cash posted to counterparties, as we believe this removes the impact of current market volatility on our unsettled hedges and is a better representation of the continued progress we have made on our debt initiatives.

(in millions)	December 31, 2015	December 31, 2009
Debt and capital lease obligations	$8,329	$17,198
Plus: unamortized discount, net and debt issuance costs	152	1,123
Adjusted debt and capital lease obligations	$8,481	$18,321
Plus: 7x last twelve months' aircraft rent	1,750	3,360
Adjusted total debt	10,231	21,681
Less: cash, cash equivalents and short-term investments	(3,437)	(4,678)
Less: hedge margin (receivable) payable	(119)	10
Adjusted net debt	$6,675	$17,013

Glossary of Defined Terms

ASM - Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM - (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period.

CASM-Ex - The amount of operating cost incurred per ASM during a reporting period, adjusted for aircraft fuel and related taxes, profit sharing, restructuring and other and other expenses, including aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties.

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

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

For the year ended December 31, 2015, aircraft fuel and related taxes, including our regional carriers, accounted for $7.6 billion, or 23.0%, of our total operating expense. We recognized $741 million of fuel hedge losses during the year ended December 31, 2015, due to unfavorable MTM adjustments.

During the December 2015 quarter, we entered into hedges designed to offset and effectively terminate our existing hedge positions for the March 2016 quarter. In January 2016, we continued this process for substantially all of our positions with contract settlement dates through December 31, 2016. As a result, we have both neutralized our hedge portfolio and locked in cash payments of approximately $725 million in 2016.

The following table shows the projected cash impact to fuel cost assuming 20% and 40% increases or decreases in fuel prices for the period from February 1, 2016 to December 31, 2016. As a result of effectively terminating our hedge positions as discussed above, the impact of our hedge portfolio due to changes in fuel prices during 2016 is not significant.

(in millions, except for percentages)	(Increase) Decrease(1)
+ 40%	$(1,630)
+ 20%	(820)
- 20%	820
- 40%	1,630

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.01, excluding transportation costs and taxes, at January 31, 2016 and estimated fuel consumption of 3.7 billion gallons for the period from February 1, 2016 to December 31, 2016.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2015, we had $4.0 billion of fixed-rate long-term debt and $4.1 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $160 million at December 31, 2015 and would have increased the annual interest expense on our variable-rate long-term debt by $39 million, exclusive of the impact of our interest rate hedge contract. We have one interest rate hedge contract with a notional value of $384 million.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and Canadian dollar. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2015, we had open foreign currency forward contracts totaling a $94 million asset position. We estimate that a 10% depreciation or appreciation in the price of the Japanese yen and Canadian dollar in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $38 million gain or $46 million loss, respectively, for the year ending December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2016 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 5, 2016

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,972	$2,088
Short-term investments	1,465	1,217
Accounts receivable, net of an allowance for uncollectible accounts of $9 and $11 at December 31, 2015 and 2014, respectively	2,020	2,297
Hedge margin receivable	119	925
Fuel inventory	379	534
Expendable parts and supplies inventories, net of an allowance for obsolescence of $114 and $127 at December 31, 2015 and 2014, respectively	318	318
Hedge derivatives asset	1,987	1,078
Prepaid expenses and other	796	701
Total current assets	9,056	9,158

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $10,871 and $9,340 at December 31, 2015 and 2014, respectively	23,039	21,929

Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $811 and $793 at December 31, 2015 and 2014, respectively	4,861	4,603
Deferred income taxes, net	4,956	7,595
Other noncurrent assets	1,428	926
Total other assets	21,039	22,918
Total assets	$53,134	$54,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,563	$1,184
Air traffic liability	4,503	4,296
Accounts payable	2,743	2,622
Accrued salaries and related benefits	3,195	2,266
Hedge derivatives liability	2,581	2,772
Frequent flyer deferred revenue	1,635	1,580
Other accrued liabilities	1,306	2,127
Total current liabilities	17,526	16,847

Noncurrent Liabilities:
Long-term debt and capital leases	6,766	8,477
Pension, postretirement and related benefits	13,855	15,138
Frequent flyer deferred revenue	2,246	2,602
Other noncurrent liabilities	1,891	2,128
Total noncurrent liabilities	24,758	28,345

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 799,850,675 and 845,048,310 shares issued at December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	10,875	12,981
Retained earnings	7,623	3,456
Accumulated other comprehensive loss	(7,275)	(7,311)
Treasury stock, at cost, 21,066,684 and 19,790,077 shares at December 31, 2015 and 2014, respectively	(373)	(313)
Total stockholders' equity	10,850	8,813
Total liabilities and stockholders' equity	$53,134	$54,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Operating Revenue:
Passenger:
Mainline	$28,898	$28,688	$26,534
Regional carriers	5,884	6,266	6,408
Total passenger revenue	34,782	34,954	32,942
Cargo	813	934	937
Other	5,109	4,474	3,894
Total operating revenue	40,704	40,362	37,773

Operating Expense:
Salaries and related costs	8,776	8,120	7,720
Aircraft fuel and related taxes	6,544	11,668	9,397
Regional carriers expense	4,241	5,237	5,669
Aircraft maintenance materials and outside repairs	1,848	1,828	1,852
Contracted services	1,848	1,749	1,665
Depreciation and amortization	1,835	1,771	1,658
Passenger commissions and other selling expenses	1,672	1,700	1,603
Landing fees and other rents	1,493	1,442	1,410
Profit sharing	1,490	1,085	506
Passenger service	872	810	762
Aircraft rent	250	233	209
Restructuring and other	35	716	402
Other	1,998	1,797	1,520
Total operating expense	32,902	38,156	34,373

Operating Income	7,802	2,206	3,400

Non-Operating Expense:
Interest expense, net	(481)	(650)	(852)
Miscellaneous, net	(164)	(484)	(21)
Total non-operating expense, net	(645)	(1,134)	(873)

Income Before Income Taxes	7,157	1,072	2,527

Income Tax (Provision) Benefit	(2,631)	(413)	8,013

Net Income	$4,526	$659	$10,540

Basic Earnings Per Share	$5.68	$0.79	$12.41
Diluted Earnings Per Share	$5.63	$0.78	$12.29
Cash Dividends Declared Per Share	$0.45	$0.30	$0.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2015	2014	2013
Net Income	$4,526	$659	$10,540
Other comprehensive income (loss):
Net (loss) gain on foreign currency and interest rate derivatives	(82)	3	482
Net change in pension and other benefits	163	(2,194)	2,984
Net (loss) gain on investments	(45)	10	(19)
Total Other Comprehensive Income (Loss)	36	(2,181)	3,447
Comprehensive Income (Loss)	$4,562	$(1,522)	$13,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$4,526	$659	$10,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,835	1,771	1,658
Hedge derivative contracts	(1,366)	2,186	(86)
Deferred income taxes	2,581	414	(7,991)
Pension, postretirement and postemployment payments greater than expense	(1,013)	(723)	(624)
Restructuring and other	35	758	285
Extinguishment of debt	22	268	—
Equity investment (earnings) loss	(35)	106	(24)
SkyMiles used pursuant to advance purchase under American Express Agreements	—	—	(333)
Changes in certain assets and liabilities:
Receivables	(56)	(302)	90
Restricted cash and cash equivalents	7	62	231
Fuel inventory	155	172	(87)
Hedge margin	806	(922)	14
Prepaid expenses and other current assets	(102)	58	28
Air traffic liability	207	174	426
Frequent flyer deferred revenue	(301)	(238)	(121)
Profit sharing	734	264	133
Accounts payable and accrued liabilities	(201)	(36)	80
Other, net	93	276	285
Net cash provided by operating activities	7,927	4,947	4,504

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,223)	(1,662)	(2,117)
Ground property and equipment, including technology	(722)	(587)	(404)
Purchase of equity investments	(500)	—	(360)
Purchase of short-term investments	(998)	(1,795)	(959)
Redemption of short-term investments	739	1,533	1,117
Acquisition of London-Heathrow slots	(276)	—	(47)
Other, net	25	48	14
Net cash used in investing activities	(3,955)	(2,463)	(2,756)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(2,558)	(2,928)	(1,461)
Repurchase of common stock	(2,200)	(1,100)	(250)
Cash dividends	(359)	(251)	(102)
Fuel card obligation	(340)	(41)	147
Payments on hedge derivative contracts	(71)	—	—
Proceeds from hedge derivative contracts	429	—	—
Proceeds from long-term obligations	1,038	1,020	268
Other, net	(27)	60	78
Net cash used in financing activities	(4,088)	(3,240)	(1,320)

Net (Decrease) Increase in Cash and Cash Equivalents	(116)	(756)	428
Cash and cash equivalents at beginning of period	2,088	2,844	2,416
Cash and cash equivalents at end of period	$1,972	$2,088	$2,844

Supplemental Disclosure of Cash Paid for Interest	$452	$560	$698
Non-Cash Transactions:
Flight equipment under capital leases	$111	$28	$67
Build-to-suit leased facilities	5	7	114
American Express advance purchase of restricted SkyMiles	—	—	285

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2013	868	$—	$14,069	$(7,389)	$(8,577)	16	$(234)	$(2,131)
Net income	—	—	—	10,540	—	—	—	10,540
Dividends declared	—	—	—	(102)	—	—	—	(102)
Other comprehensive income	—	—	—	—	3,447	—	—	3,447
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $14.97(1) per share)	5	—	90	—	—	2	(24)	66
Stock options exercised	6	—	73	—	—	—	—	73
Stock purchased and retired	(10)	—	(250)	—	—	—	—	(250)
Balance at December 31, 2013	869	—	13,982	3,049	(5,130)	18	(258)	11,643
Net income	—	—	—	659	—	—	—	659
Dividends declared	—	—	—	(252)	—	—	—	(252)
Other comprehensive loss	—	—	—	—	(2,181)	—	—	(2,181)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $31.46(1) per share)	3	—	81	—	—	2	(55)	26
Stock options exercised	2	—	18	—	—	—	—	18
Stock purchased and retired	(29)	—	(1,100)	—	—	—	—	(1,100)
Balance at December 31, 2014	845	—	12,981	3,456	(7,311)	20	(313)	8,813
Net income	—	—	—	4,526	—	—	—	4,526
Dividends declared	—	—	—	(359)	—	—	—	(359)
Other comprehensive income	—	—	—	—	36	—	—	36
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $46.83(1) per share)	1	—	76	—	—	1	(60)	16
Stock options exercised	2	—	18	—	—	—	—	18
Stock purchased and retired	(48)	—	(2,200)	—	—	—	—	(2,200)
Balance at December 31, 2015	800	$—	$10,875	$7,623	$(7,275)	21	$(373)	$10,850

(1)	Weighted average price per share

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

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

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

Presentation of Debt Issuance Costs

During 2015, the FASB issued ASU Nos. 2015-03 and 2015-15, related to simplifying the presentation of debt issuance costs. These standards amend existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We early adopted these standards in the December 2015 quarter, which we accounted for as a change in accounting principle and applied the guidance retrospectively. This change results in a reclassification of $32 million from prepaid expenses and other to current maturities of long-term debt and capital leases and $84 million from other noncurrent assets to long-term debt and capital leases as of December 31, 2014.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under the new standard, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. It is effective for interim and annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We will adopt this standard effective January 1, 2016. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements as our pension plan has a significant number of investments measured at net asset value.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We early adopted this standard in the December 2015 quarter, which we accounted for as a change in accounting principle and applied the guidance retrospectively. This change results in the reclassification of $3.3 billion from current assets to deferred income taxes, net in other assets on our December 31, 2014 Consolidated Balance Sheet.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017.

Our investments in the parent companies of Aeroméxico and GOL are currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to non-operating expense/income. As of December 31, 2015, a net unrealized loss of $66 million related to these investments was recorded in AOCI on our Consolidated Balance Sheet.

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger airline tickets, customers of our aircraft maintenance and cargo transportation services and other companies for the purchase of mileage credits under our frequent flyer program (the "SkyMiles Program"). We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense was not material in any period presented.

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

Cash flows associated with purchasing and settling hedge contracts generally are classified as operating cash flows. However, if a hedge contract includes a significant financing element at inception, cash flows associated with the hedge contract are recorded as financing cash flows.

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

Frequent Flyer Program

Our SkyMiles Program offers incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and airlines that participate in the SkyMiles Program, as well as through participating companies such as credit card companies, hotels and car rental agencies. We sell mileage credits to non-airline businesses, customers and other airlines. Effective January 1, 2015, the SkyMiles program was modified from a model in which customers earn redeemable mileage credits based on distance traveled to a model based on ticket price. This award change did not affect the way we account for the program.

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

We defer revenue for the mileage credits related to passenger ticket sales when the credits are earned and recognize it as passenger revenue when miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize these amounts in passenger revenue when we provide transportation or when the ticket expires unused.

Sale of Mileage Credits. Customers may earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple deliverables, as defined below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards Program participants and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive other benefits while traveling on Delta. These benefits that we provide in the form of separate products and services under the SkyMiles agreements are referred to as "deliverables." Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles Program. As a result, we sell mileage credits at agreed-upon rates to American Express for provision to their customers under the co-brand credit card program and the Membership Rewards program.

In December 2014, we amended our marketing agreements with American Express which increased the value we receive under the agreements and extended the term to 2022. The amended agreements became effective January 1, 2015. The deliverables under the amended agreements are substantially similar to the previous agreement. We account for the amended agreements consistent with the accounting method adopted in September 2013 that allocates the consideration received to the individual products and services delivered based on their relative selling prices (discussed below). The increased value received under the amended agreements increases the amount of deferred revenue for the travel component and increases the value of the other deliverables, which are recognized in other revenue as they are provided.

In September 2013, we modified our marketing agreements with American Express, which required us to change the accounting method for recording SkyMiles sold. Under the previous method, the embedded premium or discount was allocated to the residual products or services in a combined transaction. The new method allocates consideration received based on the relative selling price of each product or service. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The impact of adopting the relative selling price method re-allocated a portion of the embedded discount to the travel component, lowering the deferral rate we use to record miles sold under the agreements and increasing revenue recognized on the remaining deliverables.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (mileage credits) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

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

Regional Carriers Revenue

Our regional carriers include both our contract carrier agreements with third-party regional carriers ("contract carriers") and our wholly-owned subsidiary, Endeavor. In May 2013, Endeavor emerged from bankruptcy and we became its sole owner pursuant to a confirmed plan of reorganization.

Our contract carrier agreements are structured as either (1) capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to our contract carriers and Endeavor in regional carriers passenger revenue and the related expenses in regional carriers expense.

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

Other revenue is primarily comprised of (1) the non-travel components of the sale of mileage credits discussed above, (2) baggage fee revenue, (3) other miscellaneous service revenue, including ticket change fees, (4) revenue from ancillary businesses, such as the aircraft maintenance and repair and staffing services we provide to third parties and (5) sales of non-jet fuel products to third parties by our oil refinery.

Long-Lived Assets

The following table summarizes our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2015	2014
Flight equipment	20-32 years	$26,057	$24,313
Ground property and equipment	3-40 years	5,862	5,198
Flight and ground equipment under capital leases	Shorter of lease term or estimated useful life	1,112	1,141
Advance payments for equipment		879	617
Less: accumulated depreciation and amortization(1)		(10,871)	(9,340)
Total property and equipment, net		$23,039	$21,929

(1)	Includes accumulated amortization for flight and ground equipment under capital leases in the amount of $782 million and $767 million at December 31, 2015 and 2014, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $1.8 billion, $1.7 billion and $1.6 billion for each of the years ended December 31, 2015, 2014 and 2013, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software, and amortize those costs over an estimated useful life of three to seven years. Included in the depreciation and amortization expense discussed above, we recorded $148 million, $129 million and $110 million for amortization of capitalized software for the years ended December 31, 2015, 2014 and 2013, respectively. The net book value of these assets totaled $420 million and $411 million at December 31, 2015 and 2014, respectively.

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

Goodwill. When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering both market capitalization and projected discounted future cash flows (an income approach). If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. We recognize an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.

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

We assess our indefinite-lived assets under a qualitative or quantitative approach. We analyze market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets. If we determine that it is more likely than not that the asset value may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. We perform the quantitative impairment test for indefinite-lived intangible assets by comparing the asset's fair value to its carrying value. Fair value is estimated based on (1) recent market transactions, where available, (2) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (3) projected discounted future cash flows (an income approach). We recognize an impairment charge if the asset's carrying value exceeds its estimated fair value.

Income Taxes

We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are recorded net as noncurrent deferred income taxes. A valuation allowance is recorded to reduce deferred tax assets when necessary.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year incurred. Advertising expense was approximately $225 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

(b)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2015			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,543	$1,543	$—	(a)
Short-term investments
U.S. government and agency securities	151	74	77	(a)
Asset- and mortgage-backed securities	380	—	380	(a)
Corporate obligations	896	—	896	(a)
Other fixed income securities	38	—	38	(a)
Restricted cash equivalents and investments	49	49	—	(a)
Long-term investments	155	130	25	(a)
Hedge derivatives, net
Fuel hedge contracts	(672)	65	(737)	(a)(b)
Interest rate contract	(3)	—	(3)	(a)(b)
Foreign currency exchange contracts	94	—	94	(a)

	December 31, 2014			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,612	$1,612	$—	(a)
Short-term investments
U.S. government securities	59	—	59	(a)
Asset- and mortgage-backed securities	392	—	392	(a)
Corporate obligations	749	—	749	(a)
Other fixed income securities	17	—	17	(a)
Restricted cash equivalents and investments	37	37	—	(a)
Long-term investments	118	90	28	(a)
Hedge derivatives, net
Fuel hedge contracts	(1,848)	(167)	(1,681)	(a)(b)
Interest rate contract	(7)	—	(7)	(a)(b)
Foreign currency exchange contracts	73	—	73	(a)

(1)	See Note 9, “Employee Benefit Plans,” for fair value of benefit plan assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 31% to 53% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at December 31, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Available- For-Sale
Due in one year or less	$344
Due after one year through three years	905
Due after three years through five years	116
Due after five years	100
Total	$1,465

Long-Term Investments

We have developed strategic relationships with certain airlines through equity investments and other forms of cooperation and support. These strategic relationships are important to us as they improve coordination with these airlines and enable our customers to seamlessly reach more destinations.

•
Aeroméxico. In order to expand our economic interest in Aeroméxico, we entered into a derivative contract for 58.9 million shares of Aeroméxico's parent company. Through the interest in the derivative, we will participate in the increases and decreases in value of the shares and record those changes in other expense on the Consolidated Statements of Operations. At the maturity date of the derivative contract, we may acquire all or a portion of the shares or settle in cash. If the derivative term is not extended, the derivative will mature in May 2016. We have also announced our intention to commence a tender offer for additional capital stock of Grupo Aeroméxico (the parent company of Aeroméxico) that would result in us owning up to 49% of the outstanding shares.

•
GOL. During 2015, we acquired preferred shares of GOL's parent company for $50 million, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our guaranty is primarily secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. As GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheets as of December 31, 2015. In conjunction with these transactions, we and GOL agreed to extend our existing commercial agreements.

GOL’s financial performance is closely linked with the Brazilian economy, which has recently experienced GDP contraction, high inflation and a weakening of the Brazilian Real. These challenges and GOL’s recent financial performance have caused the fair value of our investment in GOL’s parent company shares to decline to $21 million with the $84 million loss recorded in AOCI at December 31, 2015. As GOL’s shares have traded below our cost basis for the majority of the last year, we evaluated whether the investment was other-than-temporarily impaired. We considered the recent conditions and outlook for both GOL and the broader Brazilian economy and the nature of our investment in GOL. As a result, we determined that the investment was not impaired as GOL’s management is implementing plans to maximize operational and network efficiency and control costs, which we anticipate will improve GOL’s financial performance. In addition, similar to our investments in other international airlines, GOL is a strategic investment for Delta, which operates as an extension of our global network. We have the intent and ability to hold our investment in GOL for a period of time sufficient to allow for the recovery of its market value.

•
China Eastern. During 2015, we acquired shares of China Eastern for $450 million, which provides us with a 3.5% stake in the airline as of December 31, 2015. In conjunction with this transaction, we and China Eastern entered into a new commercial agreement to expand our relationship and better connect the networks of the two airlines. As the investment agreement restricts our sale or transfer of these shares for a period of three years, we will account for the investment at cost during this period. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares.

We have, however, evaluated whether the recent decline in the value of China Eastern's shares would impair our investment. We considered the recent conditions and outlook for both China Eastern and the broader Chinese economy, as well as the nature of our investment in China Eastern. As a result, we determined that the investment was not impaired as the share price decline primarily results from turmoil in the Chinese equity markets and is not specific to China Eastern's financial performance. In addition, similar to our investments in other international airlines, China Eastern is a strategic investment for Delta, which operates as an extension of our global network. We have the intent and ability to hold our investment in China Eastern for a period of time sufficient to allow for the recovery of its market value.

Equity Method Investment

Virgin Atlantic. In June 2013, we purchased a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, for $360 million. In addition, effective January 1, 2014 we began an antitrust immunized joint venture with Virgin Atlantic, which allows for joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to operations on routes between North America and the United Kingdom. As a result of this relationship, our customers have increased access and frequencies to London's Heathrow airport from points in the U.S., primarily from our hub at New York's JFK airport.

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We actively manage our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. During the years ended December 31, 2015 and 2014, we recorded fuel hedge losses of $741 million and $2.0 billion, respectively.

During 2015, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that, excluding market movements from the date of inception, would settle and provide approximately $300 million in cash receipts during the second half of 2015 and require approximately $300 million in cash payments in 2016. By effectively deferring settlement of a portion of the original derivative transactions, the restructured hedge portfolio provided additional time for the fuel market to stabilize. We early terminated certain of these deferral transactions in 2015. As a result, we reported $429 million in cash receipts and $71 million in cash payments associated with these deferral transactions as cash flows from financing activities on our Consolidated Statement of Cash Flows for the year ended December 31, 2015.

Due to the continued volatility in the fuel market, during January and February 2016, we entered into additional deferral transactions to further defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, will settle and provide approximately $300 million in cash receipts during the second half of 2016 and require approximately $300 million in cash payments in 2017. We will report the cash receipts and cash payments associated with these deferral transactions as cash flows from financing activities on our Consolidated Statements of Cash Flows.

During the December 2015 quarter, we entered into hedges designed to offset and effectively terminate our existing hedge positions for the March 2016 quarter. In January 2016, we continued this process for substantially all of our positions with contract settlement dates through December 31, 2016. As a result, we have both neutralized our hedge portfolio and locked in cash payments of approximately $725 million in 2016, including the deferral transactions discussed above.

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

We also have exposure to market risk from adverse changes in interest rates associated with our cash and cash equivalents and benefit plan obligations. Market risk associated with our cash and cash equivalents relates to the potential decline in interest income from a decrease in interest rates. Pension, postretirement, postemployment and worker's compensation obligation risk relates to the potential increase in our future obligations and expenses from a decrease in interest rates used to discount these obligations.

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

During 2014, we restructured certain foreign currency exchange contracts by re-hedging exposures at current market levels, resulting in an unrealized gain of $150 million. The gain on these contracts was recognized during 2015 in accordance with their original contract settlement dates.

Hedge Position as of December 31, 2015

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	384	U.S. dollars	August 2022	$4	$—	$—	$(7)	$(3)
Foreign currency exchange contracts	46,920	Japanese yen	July 2018	76	20	(1)	(1)	94
	395	Canadian dollars
Not designated as hedges
Fuel hedge contracts	887	gallons - crude oil, diesel and jet fuel	November 2017	1,907	4	(2,580)	(3)	(672)
Total derivative contracts				$1,987	$24	$(2,581)	$(11)	$(581)

Hedge Position as of December 31, 2014

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	416	U.S. dollars	August 2022	$5	$—	$—	$(12)	$(7)
Foreign currency exchange contracts	77,576	Japanese yen	October 2017	25	49	(1)	—	73
	511	Canadian dollars
Not designated as hedges
Fuel hedge contracts	3,286	gallons - crude oil, diesel and jet fuel	December 2016	1,048	3	(2,771)	(128)	(1,848)
Total derivative contracts				$1,078	$52	$(2,772)	$(140)	$(1,782)

Offsetting Assets and Liabilities

We have master netting arrangements with all of our counterparties giving us the right of setoff. We have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the potential net fair value positions had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2015
Net derivative contracts	$143	$21	$(737)	$(8)	$(581)
December 31, 2014
Net derivative contracts	$29	$49	$(1,723)	$(137)	$(1,782)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive (Loss) Income
(in millions)	2015	2014	2013	2015	2014	2013
Interest rate contracts	$—	$(31)	$—	$—	$38	$28
Foreign currency exchange contracts	198	158	135	(130)	(34)	133
Total designated	$198	$127	$135	$(130)	$4	$161

As of December 31, 2015, we have recorded $75 million of net gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $119 million and $925 million as of December 31, 2015 and 2014, respectively.

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

NOTE 5. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Value at December 31,
(in millions)	2015	2014
International routes and slots	$2,563	$2,287
Delta tradename	850	850
SkyTeam-related assets	661	661
Domestic slots	622	622
Total	$4,696	$4,420

International Routes and Slots. Our international routes and slots primarily relate to Pacific route authorities and slots at Tokyo-Narita and London-Heathrow airports. During the December 2015 quarter, we acquired six London-Heathrow slot pairs for $276 million we previously leased from Air France-KLM.

Domestic Slots. Our domestic slots relate to our slots at New York-LaGuardia and Washington-Reagan National airports.

Changes to our operations could result in an impairment charge or a change from indefinite-lived to definite-lived in the period in which the changes occur or are projected to occur.

Definite-Lived Intangible Assets

	December 31, 2015		December 31, 2014
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(658)	$730	$(648)
Contracts	193	(100)	193	(92)
Other	53	(53)	53	(53)
Total	$976	$(811)	$976	$(793)

Amortization expense was $18 million, $55 million and $70 million for the years ended December 31, 2015, 2014 and 2013, respectively. We estimate that we will incur approximately $17 million of amortization expense annually through 2020.

NOTE 6. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2015			2015	2014
Pacific Facilities(1):
Pacific Term Loan B-1(2)	October 2018			3.25%	variable(4)		$1,067	$1,078
Pacific Term Loan B-2(2)	April 2016			2.67%	variable(4)		388	392
Pacific Revolving Credit Facility	2017	to	2018	undrawn	variable(4)		—	—
2015 Credit Facilities(1):
Term Loan Facility(2)	August 2022			3.25%	variable(4)		499	—
Revolving Credit Facility	August 2020			undrawn	variable(4)		—	—
2011 Credit Facilities:
Term Loan Facility	n/a			n/a	n/a		—	1,327
Revolving Credit Facility	n/a			n/a	n/a		—	—
Financing arrangements secured by aircraft:
Certificates(3)	2016	to	2027	3.63%	to	9.75%	3,264	3,226
Notes(3)	2016	to	2027	0.83%	to	6.76%	2,564	2,988
Other financings(3)(5)	2016	to	2031	2.24%	to	8.75%	316	458
Other revolving credit facilities(1)	2016	to	2017	undrawn	variable(4)		—	—
Total secured and unsecured debt							8,098	9,469
Unamortized discount and debt issue cost, net							(152)	(206)
Total debt							7,946	9,263
Less: current maturities							(1,415)	(1,075)
Total long-term debt							$6,531	$8,188

(1)	Guaranteed by substantially all of our domestic subsidiaries (the "Guarantors").

(2)	Borrowings must be repaid annually in an amount equal to 1% per year of the original principal amount (paid in equal quarterly installments), with the balance due on the final maturity date.

(3)	Due in installments.

(4)
Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin. Additionally, certain aircraft and other financings are comprised of variable rate debt.

(5)	Primarily includes loans secured by certain accounts receivable and real estate.

2015 Debt Refinancing Transaction

In connection with the retirement and termination of the outstanding loans under our existing Senior Secured Credit Facilities ("2011 Credit Facilities"), in the September 2015 quarter, we issued new debt consisting of the new Senior Secured Credit Facilities ("2015 Credit Facilities"), described below, and the 2015-1 pass through certificates ("2015-1 EETC").

2015 Credit Facilities

During 2015, we entered into the 2015 Credit Facilities to borrow up to $2.0 billion. The 2015 Credit Facilities consist of a $1.5 billion first-lien revolving credit facility (the “Revolving Credit Facility”) and a $500 million first-lien term loan facility (the “Term Loan Facility”). These transactions coincided with the retirement of $1.3 billion from the 2011 Term Loan Facility and $1.2 billion from the 2011 Revolving Credit Facility.

2015-1 EETC

The details of the 2015-1 EETC, which is secured by 15 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2015-1 Class AA Certificates	$313	3.625%	August 2015	July 2027
2015-1 Class A Certificates	69	3.875%	August 2015	July 2027
2015-1 Class B Certificates	118	4.250%	August 2015	July 2023
Total	$500

Key Financial Covenants

2015 Credit Facilities. Our obligations under the 2015 Credit Facilities are secured by liens on certain of our and the Guarantors’ assets, including accounts receivable, aircraft, spare engines, non-Pacific international routes, domestic slots and certain investment property. These assets also secure $187 million of certain fuel hedging obligations on a pari passu basis (i.e., on equal priority) with the Revolving Credit Facility and the Term Loan Facility. The 2015 Credit Facilities include affirmative, negative and financial covenants that may restrict our ability to, among other things, make investments, sell or otherwise dispose of assets if not in compliance with the collateral coverage ratio tests, pay dividends or repurchase stock. These covenants require us to maintain:

Minimum unrestricted liquidity
Unrestricted cash, permitted investments and undrawn revolving credit facilities	$2.0 billion
Minimum collateral coverage ratio(1)	1.60:1

(1)
Defined as the ratio of (a) certain of the collateral that meet specified eligibility standards to (b) the sum of the aggregate outstanding obligations under the 2015 Credit Facilities and certain other obligations.

Under the 2015 Credit Facilities, if the Minimum Collateral Coverage Ratio is not maintained, we must either provide additional collateral to secure our obligations, or we must reduce the secured obligations under the facilities by an amount necessary to maintain compliance with the collateral coverage ratio. The 2015 Credit Facilities contain events of default customary for similar financings, including cross-defaults to other material indebtedness and certain change of control events. Upon the occurrence of an event of default, the outstanding obligations under the 2015 Credit Facilities may be accelerated and become due and payable immediately.

Pacific Facilities. Our obligations under the Pacific Facilities are secured by a first lien on our Pacific route authorities and certain related assets. The Pacific Facilities include affirmative, negative and financial covenants that could restrict our ability to, among other things, make investments, sell or otherwise dispose of collateral if we are not in compliance with the collateral coverage ratio tests described below, pay dividends or repurchase stock.

Minimum fixed charge coverage ratio (1)	1.20:1
Minimum unrestricted liquidity
Unrestricted cash, permitted investments and undrawn revolving credit facilities	$2.0 billion
Minimum collateral coverage ratio (2)	1.60:1

(1)
Defined as the ratio of (a) earnings before interest, taxes, depreciation, amortization and aircraft rent and other adjustments to net income to (b) the sum of gross cash interest expense (including the interest portion of our capitalized lease obligations) and cash aircraft rent expense, for the 12-month period ending as of the last day of each fiscal quarter.

(2)	Defined as the ratio of (a) certain of the collateral that meet specified eligibility standards to (b) the sum of the aggregate outstanding obligations and certain other obligations.

We were in compliance with the covenants on our financing agreements at December 31, 2015.

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2015:

(in millions)
Revolving Credit Facility	$1,500
Pacific Revolving Credit Facility	450
Other revolving credit facilities	257
Total availability under revolving credit facilities	$2,207

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2015:

(in millions)	Total Debt	Amortization of Debt Discount and Debt Issue Cost, net
2016	$1,442	$(40)
2017	869	(39)
2018	2,061	(35)
2019	1,189	(22)
2020	456	(4)
Thereafter	2,081	(12)
Total	$8,098	$(152)	$7,946

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

	December 31,
(in millions)	2015	2014
Total debt at par value	$8,098	$9,469
Unamortized discount and debt issue cost, net	(152)	(206)
Net carrying amount	$7,946	$9,263
Fair value	$8,400	$9,800

NOTE 7. LEASE OBLIGATIONS

We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $1.2 billion for the years ended December 31, 2015 and 2014 and $1.1 billion for the year ended December 31, 2013. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as property and equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. Our airport terminal leases include contingent rents, which vary based upon facility usage, enplanements, aircraft weight and other factors. Many of our aircraft, facility and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us.

The following tables summarize our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft flown by regional carriers) with initial or remaining terms in excess of one year for the years succeeding December 31, 2015:

Capital Leases

(in millions)	Total
2016	$183
2017	114
2018	56
2019	41
2020	29
Thereafter	39
Total minimum lease payments	462
Less: amount of lease payments representing interest	(79)
Present value of future minimum capital lease payments	383
Less: current obligations under capital leases	(148)
Long-term capital lease obligations	$235

Operating Leases

(in millions)	Delta Lease Payments(1)	Contract Carrier Aircraft Lease Payments(2)	Total
2016	$1,258	$325	$1,583
2017	1,105	335	1,440
2018	993	314	1,307
2019	899	259	1,158
2020	814	239	1,053
Thereafter	5,839	381	6,220
Total minimum lease payments	$10,908	$1,853	$12,761

(1)	Includes payments accounted for as construction obligations.

(2)
Represents the minimum lease obligations under our contract carrier agreements with Compass Airlines, LLC, ExpressJet Airlines, Inc., GoJet Airlines, LLC, Shuttle America Corporation (“Shuttle America”) and SkyWest Airlines, Inc.

JFK Construction Obligation

In 2015, we completed our redevelopment project at New York-JFK's Terminal 4 to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Terminal 4 is operated by JFK International Air Terminal LLC (“IAT”), a private party, under its lease with the Port Authority of New York and New Jersey (“Port Authority”). In December 2010, we entered into a 33-year agreement with IAT (“Sublease”) to sublease space in Terminal 4. Also, in 2010, the Port Authority issued approximately $800 million principal amount of special project bonds to fund the majority of the project.

We managed the project and bore the construction risk, including cost overruns. We recorded an asset for project costs (e.g., design, permitting, labor and other general construction costs), regardless of funding source, and a construction obligation equal to project costs funded by parties other than us. Our rental payments reduce the construction obligation and result in the recording of interest expense, calculated using the effective interest method. As of December 31, 2015, we have recorded $748 million as a fixed asset and a related construction obligation, respectively.

We have an equity-method investment in the entity which owns IAT, our sublessor at Terminal 4. The Sublease requires us to pay certain fixed management fees. We determined the investment is a variable interest entity and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease, with respect to management of Terminal 4, are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate the entity in which we have an investment in our Consolidated Financial Statements.

NOTE 8. AMERICAN EXPRESS RELATIONSHIP

General. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express Cardholders and American Express Membership Rewards Program participants and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted access to Delta Sky Club lounges and receive other benefits while traveling on Delta.

During the December 2014 quarter, we amended our agreements with American Express resulting in a modification of the terms of these agreements. The multi-year extended agreements became effective January 1, 2015. Previously, during 2013, we amended our agreements with American Express, which modified the products and services provided under the agreements. The amendments changed certain mileage award redemptions and access to Sky Clubs, among other things. For a description of how these amendments changed our accounting, see Note 1 under Frequent Flyer Program.

Annual Sale of Unrestricted SkyMiles. In December 2011, we amended our American Express agreements to sell to American Express $675 million of unrestricted SkyMiles in each of the four years ending December 31, 2014. The December 2011 amendment also extended the period over which Cardholders could check their first bag for free on Delta flights. The SkyMiles purchased pursuant to the December 2011 amendment could have been used immediately by American Express. The usage of these SkyMiles was not restricted in any way. These annual purchases of SkyMiles were recorded as deferred revenue within current liabilities. The portion of each purchase of SkyMiles related to mileage credits redeemable for future travel was classified within frequent flyer deferred revenue and the portion related to the marketing component was classified within other accrued liabilities. The December 2011 amendment did not change the number of miles that we expected American Express to purchase from us over the four-year period; it only impacted the timing of those purchases.

Fuel Card Obligation. We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $612 million and must be paid monthly. At December 31, 2015 and December 31, 2014, we had $221 million and $561 million, respectively, outstanding on this purchasing card, which was classified as a fuel card obligation within other accrued liabilities.

NOTE 9. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules (“Alternative Funding Rules”) for defined benefit plans that are frozen. Delta elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. We estimate our funding under these plans will total at least $1.0 billion in 2016, including $500 million of contributions above the minimum funding requirements.

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

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2015	2014	2015	2014
Benefit obligation at beginning of period	$21,856	$19,060	$3,487	$3,205
Service cost	—	—	62	52
Interest cost	884	928	141	155
Actuarial (gain) loss	(1,061)	2,923	(88)	338
Benefits paid, including lump sums and annuities	(1,059)	(1,055)	(302)	(307)
Participant contributions	—	—	36	44
Settlements	(9)	—	—	—
Benefit obligation at end of period(1)	$20,611	$21,856	$3,336	$3,487

Fair value of plan assets at beginning of period	$9,355	$8,937	$982	$1,043
Actual (loss) gain on plan assets	(132)	556	(25)	57
Employer contributions	1,219	917	210	160
Participant contributions	—	—	36	44
Benefits paid, including lump sums and annuities	(1,059)	(1,055)	(319)	(322)
Settlements	(9)	—	—	—
Fair value of plan assets at end of period	$9,374	$9,355	$884	$982

Funded status at end of period	$(11,237)	$(12,501)	$(2,452)	$(2,505)

(1)	At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2015, net actuarial gains decreased our benefit obligation by $1.1 billion. This decrease is primarily due to the increase in discount rates from 2014 to 2015. These gains are recorded in AOCI and reflected in the table below. During 2014, net actuarial losses increased our benefit obligation by $3.3 billion. The increase in benefit obligation is primarily due to the decrease in discount rates from 2013 to 2014 and changes in life expectancy assumptions. These losses are recorded in AOCI and reflected in the table below. For additional information about life expectancy assumptions, see “Life Expectancy” below.

A net actuarial loss of $231 million will be amortized from AOCI into net periodic benefit cost in 2016. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2015	2014	2015	2014
Current liabilities	$(27)	$(28)	$(139)	$(139)
Noncurrent liabilities	(11,210)	(12,473)	(2,313)	(2,366)
Total liabilities	$(11,237)	$(12,501)	$(2,452)	$(2,505)

Net actuarial loss	$(8,124)	$(8,409)	$(458)	$(465)
Prior service credit	—	—	109	135
Total accumulated other comprehensive loss, pre-tax	$(8,124)	$(8,409)	$(349)	$(330)

Net Periodic Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$62	$52	$49
Interest cost	884	928	861	141	155	143
Expected return on plan assets	(879)	(829)	(734)	(81)	(84)	(84)
Amortization of prior service credit	—	—	—	(26)	(26)	(26)
Recognized net actuarial loss	232	134	221	24	4	25
Settlements	3	—	6	—	—	—
Net periodic cost	$240	$233	$354	$120	$101	$107
Defined contribution plan costs	592	551	490	—	—	—
Total cost	$832	$784	$844	$120	$101	$107

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2015	2014
Weighted average discount rate	4.57%	4.14%

	Year Ended December 31,
Net Periodic Cost(2)	2015	2014	2013
Weighted average discount rate - pension benefit	4.13%	4.99%	4.10%
Weighted average discount rate - other postretirement benefit(3)	4.13%	4.88%	4.00%
Weighted average discount rate - other postemployment benefit	4.13%	5.00%	4.13%
Weighted average expected long-term rate of return on plan assets	8.94%	8.94%	8.94%
Assumed healthcare cost trend rate(4)	7.00%	7.00%	7.00%

(1)	Our 2015 and 2014 benefit obligations are measured using a mortality table projected to 2022.

(2)	Future compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(3)	Our assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

(4)	Assumed healthcare cost trend rate at December 31, 2015 is assumed to decline gradually to 5.00% by 2024 and remain level thereafter.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation for these plans, which provide benefits to eligible retirees and their dependents who are under age 65, at December 31, 2015, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$1	$(1)
Increase (decrease) in the accumulated plan benefit obligation	12	(25)

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2015 was 9%.

Life Expectancy. We have historically utilized the Society of Actuaries' ("SOA") published mortality data in developing a best estimate of life expectancy. During 2014, the SOA published updated mortality tables for U.S. plans and an updated improvement scale, which both reflect improved longevity. Based on an evaluation of these new tables and our perspective of future longevity, we updated the mortality assumptions in 2014 for purposes of measuring pension and other postretirement and postemployment benefit obligations. The improvement in life expectancy increases our benefit obligations and future expense as benefit payments are paid over an extended period of time. In 2015, we reviewed the mortality assumptions and concluded that the assumptions used in 2014 continue to represent our best estimate of long-term life expectancy. We will continue to review our assumptions on an annual basis.

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

The following table summarizes, the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2016	$1,154	$286
2017	1,158	281
2018	1,180	271
2019	1,199	267
2020	1,219	268
2021-2025	6,343	1,335

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans’ long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivatives. Our investment strategies target a mix of 40-50% growth-seeking assets, 20-30% income-generating assets and 25-30% risk-diversifying assets. Risk diversifying assets include hedged mandates implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and derivatives and are used to improve the impact of active management on the plans.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans that are funded through trusts. The following table shows our benefit plan assets by asset class. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the Consolidated Balance Sheets. See Note 2 for a description of the levels within the fair value hierarchy and associated valuation techniques used to measure fair value.

	December 31, 2015				December 31, 2014				Valuation Technique
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equities and equity-related instruments	$2,067	$50	$101	$2,218	$699	$1,486	$—	$2,185	(a)
Fixed income and fixed income-related instruments
Sovereign fixed income	8	78	—	86	—	—	—	—	(a)(b)
Credit-related fixed income	—	761	97	858	—	470	124	594	(a)(b)
Other fixed income	8	143	23	174	18	617	—	635	(a)(b)
Private equity	—	—	1,030	1,030	—	—	1,213	1,213	(a)(b)
Real assets	—	—	635	635	—	—	663	663	(a)(b)
Hedge funds	—	19	2,971	2,990	31	—	2,214	2,245	(a)(b)
Cash equivalents	—	1,700	—	1,700	4	2,428	—	2,432	(a)
Other	—	2	337	339	—	—	384	384	(a)(b)
Total benefit plan assets	$2,083	$2,753	$5,194	$10,030	$752	$5,001	$4,598	$10,351

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

Private Equity and Real Assets. Real assets include real estate, energy, timberland and agriculture. The valuation of private equity and real assets requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Investments are valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. We also assess the potential for adjustment to the fair value of these investments due to the lag in the availability of data. In these cases, we solicit preliminary valuation updates from the investment managers and use that information and corroborating data from public markets to determine any needed adjustments to estimate fair value.

Hedge Funds. Our hedge fund investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist. Hedge funds are primarily considered Level 3 assets. Hedge funds are typically valued monthly by third-party administrators that have been appointed by the funds' general partners.

Cash Equivalents. These investments primarily consist of high-quality, short-term obligations that are a part of institutional money market mutual funds. The funds' market-based net asset value per share is calculated using current market quotations or an appropriate substitute that reflects current market conditions.

Other. Primarily globally-diversified, risk-managed commingled funds consisting mainly of equity, fixed income and commodity exposures.

Changes in Level 3. The following table shows the changes in our benefit plan assets classified in Level 3:

(in millions)	Private Equity	Real Estate	Hedge Funds	Fixed Income	Other	Total
Balance at January 1, 2014	$1,366	$688	$552	$59	$—	$2,665
Actual return on plan assets:
Related to assets still held at the reporting date	(116)	(39)	167	(17)	(9)	(14)
Related to assets sold during the period	107	37	38	1	—	183
Purchases, sales and settlements, net	(144)	(23)	1,457	81	393	1,764
Balance at December 31, 2014	1,213	663	2,214	124	384	4,598
Actual return on plan assets:
Related to assets still held at the reporting date	(148)	(50)	22	(22)	(39)	(237)
Related to assets sold during the period	247	69	33	9	1	359
Purchases, sales and settlements, net	(282)	(47)	702	9	92	474
Balance at December 31, 2015	$1,030	$635	$2,971	$120	$438	$5,194

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For years prior to 2016, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. For the years ended December 31, 2015, 2014 and 2013, we recorded expenses of $1.5 billion, $1.1 billion and $506 million under the profit sharing program, respectively.

During the September 2015 quarter, we announced certain changes to employee compensation. Beginning with 2016 pre-tax profit (to be paid out in 2017), the profit sharing formula will be adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged and will continue in 2016 under its terms.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

At December 31, 2015, future aircraft purchase commitments totaled approximately $13.6 billion and included 70 B-737-900ER, 45 A321-200, 25 A330-900neo, 25 A350-900, 19 E190-100, 18 B-787-8 and six A330-300 aircraft. We have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of all of these aircraft, except for the 18 B-787-8 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

(in millions)	Total
2016	$2,140
2017	2,500
2018	2,510
2019	1,500
2020	1,900
Thereafter	3,010
Total	$13,560

In addition, we have agreements with Southwest Airlines and The Boeing Company to lease one additional B-717-200 aircraft, which will be delivered during the March 2016 quarter and completes the 88 B-717-200 aircraft we agreed to lease.

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

The following table shows our minimum fixed obligations under our existing capacity purchase agreements with third-party regional carriers. The obligations set forth in the table contemplate minimum levels of flying by the contract carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

(in millions)	Amount(1)
2016	$2,160
2017	2,270
2018	2,110
2019	1,960
2020	1,650
Thereafter	2,170
Total	$12,320

(1)
These amounts exclude contract carrier payments accounted for as operating leases of aircraft, which are described in Note 7. The contingencies described below under “Contingencies Related to Termination of Shuttle America Agreements” are also excluded from this table.

Revenue Proration Agreement. As of December 31, 2015, a portion of our contract carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Contingencies Related to Termination of Shuttle America Agreements

We have two capacity purchase agreements with Shuttle America, one that relates to its operation of Embraer 145s and one that relates to its operation of Embraer 170/175 aircraft. The Embraer 145 aircraft were operated by Chautauqua Airlines at December 31, 2014 and assigned with our consent to Shuttle America in January 2015. By providing required advance notice, we may terminate the Embraer 145 agreement and/or the Embraer 170/175 agreement without cause at any time. If we terminate either of the agreements without cause, Shuttle America has the right to (1) assign to us certain leased aircraft that the airline operates for us, provided we are able to continue the leases on the same terms the airline had prior to the assignment and (2) require us to purchase or lease certain of the aircraft the airline owns and operates for us at the time of the termination. If we are required to purchase aircraft owned by Shuttle America, the purchase price would be equal to the amount necessary to (1) reimburse Shuttle America for the equity it provided to purchase the aircraft and (2) repay in full any debt outstanding at such time that is not being assumed in connection with such purchase. If we are required to lease aircraft owned by Shuttle America, the lease would have (1) a rate equal to the aircraft-related debt payments of Shuttle America as if 90% of the aircraft was financed by Shuttle America and (2) other specified terms and conditions. Because these contingencies depend on our termination of the agreements without cause prior to their expiration dates, no obligation exists unless such termination occurs.

We estimate that the total fair values, determined as of December 31, 2015, of the aircraft Shuttle America could assign to us or require that we purchase if we terminate without cause our contract carrier agreements are approximately $90 million with respect to the Embraer 145 aircraft and $184 million with respect to the Embraer 170/175 aircraft. The actual amount we may be required to pay in these circumstances may be materially different from these estimates. If Shuttle America exercises this right, we must also pay Shuttle America 10% interest (compounded monthly) on the equity it provided when it purchased the aircraft.

Venezuelan Currency Devaluation

During the December 2015 quarter, we devalued the unrestricted cash held in Venezuela based upon the prevailing market exchange rate of 200 bolivars per U.S. dollar as we will not be able to repatriate those funds at the previous original exchange rate. As a result of the devaluation, we recorded a $72 million charge in miscellaneous, net within non-operating expense, related to sales in 2013 and 2014. As of December 31, 2015, the remaining balance of Venezuelan bolivars recorded in unrestricted cash on our Consolidated Balance Sheet is de minimis. We now only accept U.S. dollars as payment for tickets on Venezuela flights.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, management believes that the resolution of current matters will not have a material adverse effect on our Consolidated Financial Statements.

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2015 and 2014.

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

Employees Under Collective Bargaining Agreements

At December 31, 2015, we had approximately 83,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	12,080	ALPA	December 31, 2015(1)
Delta Flight Superintendents (Dispatchers)	400	PAFCA	March 31, 2018
Endeavor Air Pilots	1,360	ALPA	January 1, 2020
Endeavor Air Flight Attendants	895	AFA	December 31, 2018
Endeavor Air Dispatchers	50	DISTWU	December 31, 2018

(1)	We are in discussions with representatives of the Delta Pilots regarding terms of an amended collective bargaining agreement.

In addition, 209 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self help upon the expiration of the agreement.

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

NOTE 11. INCOME TAXES

Income Tax (Provision) Benefit

Our income tax (provision) benefit consisted of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current tax (provision) benefit:
Federal	$(23)	$21	$24
State and local	(25)	(9)	(3)
International	(2)	(11)	1
Deferred tax (provision) benefit:
Federal	(2,409)	(424)	7,197
State and local	(172)	10	794
Income tax (provision) benefit	$(2,631)	$(413)	$8,013

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	2.0	3.0
Decrease in valuation allowance	(0.2)	(2.4)	(367.5)
Income tax allocation	—	—	12.7
Other	0.2	3.9	(0.4)
Effective income tax rate	36.8%	38.5%	(317.2)%

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,838	$4,782
Pension, postretirement and other benefits	5,444	6,033
Fuel derivatives MTM adjustments	282	777
AMT credit carryforward	379	357
Deferred revenue	1,522	1,824
Other	1,047	659
Valuation allowance	(56)	(46)
Total deferred tax assets	$12,456	$14,386
Deferred tax liabilities:
Depreciation	$5,490	$4,663
Intangible assets	1,681	1,684
Other	329	444
Total deferred tax liabilities	$7,500	$6,791

Net deferred tax assets	$4,956	$7,595

At December 31, 2015, we had $379 million of federal alternative minimum tax credit carryforwards, which do not expire, and $9.5 billion of federal pre-tax net operating loss carryforwards, which will not begin to expire until 2024.

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies. We recorded a full valuation allowance in 2004 due to our cumulative loss position at that time, compounded by the negative industry-wide business trends and outlook.

At December 31, 2013, we released substantially all of the valuation allowance against our net deferred tax assets, resulting in an $8.3 billion benefit in our provision for income taxes. During 2014 and 2015, we continued our trend of sustained profitability. After considering all available positive and negative evidence, we released additional valuation allowances related to net operating losses and capital loss carryovers in each of those years. As a result, at December 31, 2014 and 2015, we retained valuation allowances of $46 million and $56 million, respectively, primarily related to state net operating losses, state credits and unrealized losses on investments, which have limited expiration periods.

The following table shows the balance of our valuation allowance and the associated activity:

(in millions)	2015	2014	2013
Valuation allowance at beginning of period	$46	$177	$10,963
Income tax provision	—	(9)	(975)
Other comprehensive income tax benefit (provision)	24	(3)	(1,186)
Expirations	(4)	(91)	—
Release of valuation allowance	(10)	(28)	(8,310)
Other	—	—	(315)
Valuation allowance at end of period	$56	$46	$177

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. At the end of 2013, we released our tax valuation allowance, as discussed above, and settled all of our fuel derivatives designated as accounting hedges. As a result, an income tax benefit of $1.9 billion related to our valuation allowance release and an income tax expense of $321 million related to settlement of our fuel derivative was recognized in our Consolidated Statement of Operations for the year ended December 31, 2013. Income tax expense of $1.9 billion remains in AOCI, primarily related to pension obligations. This tax expense will not be recognized in net income until the pension obligations are fully extinguished.

Uncertain Tax Positions

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. The amount of unrecognized tax benefits at December 31, 2015, 2014 and 2013 was $32 million, $40 million and $37 million, respectively. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties are not material in any period presented.

We are currently under audit by the IRS for the 2015, 2014 and 2013 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $17.70 and $15.82 as of December 31, 2015 and 2014, respectively.

Equity-Based Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "2007 Plan"). Shares of common stock issued under the 2007 Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the 2007 Plan. The 2007 Plan authorizes the issuance of up to 157 million shares of common stock. As of December 31, 2015, there were 27 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the 2007 Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense for these awards is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $76 million, $81 million and $90 million for the years ended December 31, 2015, 2014 and 2013, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2015, unrecognized costs related to unvested shares and stock options totaled $61 million. We expect substantially all unvested awards to vest.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2015, there were 2.5 million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2015, there were 5.3 million outstanding stock option awards with a weighted average exercise price of $15.05, and 4.6 million were exercisable.

Performance Shares. Performance shares are long-term incentive opportunities, which are payable in common stock and/or cash, and are generally contingent upon our achieving certain financial goals.

Other. There was no tax benefit recognized in equity in 2015, 2014 or 2013 related to equity-based compensation as our excess tax benefits have not reduced taxes payable. Therefore, we will not recognize an income tax benefit related to equity compensation until we exhaust our net operating losses.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts(3)	Investments	Total
Balance at January 1, 2013	$(8,307)	$(263)	$(7)	$(8,577)
Changes in value (net of tax effect of $0)	2,760	296	(19)	3,037
Reclassification into earnings (net of tax effect of $321)(1)	224	186	—	410
Balance at December 31, 2013	(5,323)	219	(26)	(5,130)
Changes in value (net of tax effect of $1,276)	(2,267)	83	10	(2,174)
Reclassification into earnings (net of tax effect of $4)(1)	73	(80)	—	(7)
Balance at December 31, 2014	(7,517)	222	(16)	(7,311)
Changes in value (net of tax effect of $41)	10	43	(45)	8
Reclassification into earnings (net of tax effect of $16)(1)	153	(125)	—	28
Balance at December 31, 2015	$(7,354)	$140	$(61)	$(7,275)

(1)
Amounts reclassified from AOCI for pension and other benefits are recorded in salaries and related costs in the Consolidated Statements of Operations. Amounts reclassified from AOCI for derivative contracts designated as foreign currency cash flow hedges and interest rate cash flow hedges are recorded in passenger revenue and interest expense, net, respectively, in the Consolidated Statements of Operations.

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

NOTE 14. SEGMENTS AND GEOGRAPHIC INFORMATION

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
Airline Segment

Our airline segment is managed as a single business unit that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world and other ancillary airline services. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

Refinery Segment

In June 2012, our wholly-owned subsidiaries, Monroe Energy, LLC, and MIPC, LLC (collectively, “Monroe”), acquired the Trainer oil refinery and related assets located near Philadelphia, Pennsylvania for $180 million as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel. The acquisition included pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK. Monroe received a $30 million grant from the Commonwealth of Pennsylvania.

We accounted for the refinery acquisition as a business combination. The refinery, pipelines and terminal assets acquired were recorded at $180 million in property and equipment, net based on their respective fair values on the closing date of the transaction.

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2015, 2014 and 2013 was $3.1 billion, $5.1 billion and $5.4 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2015
Operating revenue:	$40,398	$4,741			$40,704
Sales to airline segment			$(990)	(1)
Exchanged products			(3,108)	(2)
Sales of refined products to third parties			(337)	(3)
Operating income(4)	7,512	290			7,802
Interest expense, net	481	—			481
Depreciation and amortization	1,805	30			1,835
Total assets, end of period	51,785	1,349			53,134
Capital expenditures	2,853	92			2,945
Year Ended December 31, 2014
Operating revenue:	$40,217	$6,959			$40,362
Sales to airline segment			$(1,313)	(1)
Exchanged products			(5,104)	(2)
Sales of refined products to third parties			(397)	(3)
Operating income(4)	2,110	96			2,206
Interest expense, net	650	—			650
Depreciation and amortization	1,745	26			1,771
Total assets, end of period	52,896	1,109			54,005
Capital expenditures	2,184	65			2,249
Year Ended December 31, 2013
Operating revenue:	$37,773	$7,003			$37,773
Sales to airline segment			$(1,156)	(1)
Exchanged products			(5,352)	(2)
Sales of refined products to third parties			(495)	(3)
Operating income (loss)(4)	3,516	(116)			3,400
Interest expense, net	852	—			852
Depreciation and amortization	1,641	17			1,658
Total assets, end of period	50,932	1,172			52,104
Capital expenditures	2,516	52			2,568

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

Geographic Information

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region.

Our operating revenue by geographic region (as defined by the DOT) is summarized in the following table:

	Year Ended December 31,
(in millions)	2015	2014	2013
Domestic	$27,884	$26,898	$24,857
Atlantic	6,505	6,757	6,446
Pacific	3,503	3,948	4,086
Latin America	2,812	2,759	2,384
Total	$40,704	$40,362	$37,773

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 15. RESTRUCTURING AND OTHER

The following table shows amounts recorded in restructuring and other on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2015	2014	2013
Fleet and other	$35	$758	$402
Severance and related costs	—	71	—
Settlements	—	(113)	—
Total restructuring and other	$35	$716	$402

Fleet and Other. We continue to restructure our domestic fleet by replacing a portion of our 50-seat regional fleet with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. The restructuring charges recorded during 2015 include remaining lease payments and lease return costs for permanently grounded aircraft. In previous years, the restructuring charges also included impairments, the acceleration of aircraft depreciation and related equipment disposals.

During 2014, we decided to retire our fleet of 16 B-747-400 aircraft over the next three years. As part of the accelerated retirement, we recorded an impairment charge for the owned and capital leased aircraft. This impairment charge was calculated using Level 3 fair value inputs based primarily upon recent market transactions and existing market conditions. Also, we recorded a lease restructuring charge for the three B-747-400 aircraft under operating leases that were retired during 2014.

Severance and Related Costs. During 2015, we announced a voluntary retirement program for eligible U.S. employees and an involuntary merit restructuring initiative. We recognized a $51 million charge in salaries and related costs in our Consolidated Statement of Operations in connection with these programs. During 2014, we announced a voluntary retirement program for eligible U.S. employees. We recorded a $71 million charge in restructuring and other in our Consolidated Statement of Operations in connection with this program and other programs related to our Pacific strategy.

Settlements. During 2014, we settled outstanding litigation resulting in a favorable settlement of $67 million and received an unrelated insurance settlement of $46 million.

The following table shows the balances and activity for restructuring charges:

	Severance and Related Costs			Lease Restructuring
(in millions)	2015	2014	2013	2015	2014	2013
Liability at beginning of period	$42	$—	$49	$462	$168	$77
Additional costs and expenses	51	71	—	41	349	114
Payments	(41)	(29)	(46)	(86)	(55)	(18)
Other	—	—	(3)	(2)	—	(5)
Liability at end of period	$52	$42	$—	$415	$462	$168

NOTE 16. EARNINGS PER SHARE

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

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Net income	$4,526	$659	$10,540

Basic weighted average shares outstanding	797	836	849
Dilutive effect of share-based awards	7	9	9
Diluted weighted average shares outstanding	804	845	858

Basic earnings per share	$5.68	$0.79	$12.41
Diluted earnings per share	$5.63	$0.78	$12.29

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings (loss) per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2015
Operating revenue	$9,388	$10,707	$11,107	$9,502
Operating income	1,398	2,474	2,213	1,717
Net income	746	1,485	1,315	980
Basic earnings per share	$0.91	$1.85	$1.67	$1.26
Diluted earnings per share	$0.90	$1.83	$1.65	$1.25
2014
Operating revenue	$8,916	$10,621	$11,178	$9,647
Operating income (loss)	620	1,579	835	(828)
Net income (loss)	213	801	357	(712)
Basic earnings (loss) per share	$0.25	$0.95	$0.43	$(0.86)
Diluted earnings (loss) per share	$0.25	$0.94	$0.42	$(0.86)

Special Items

	Three Months Ended,
(in millions)	March 31	June 30	September 30	December 31
2015
MTM adjustments and settlements	$589	$720	$(99)	$91
Restructuring and other	(10)	(25)	—	—
Virgin Atlantic MTM adjustments	13	31	(13)	(5)
Total income (loss)	$592	$726	$(112)	$86

2014
MTM adjustments and settlements	$(34)	$1	$(347)	$(1,966)
Restructuring and other	(49)	(30)	(570)	(67)
Loss on extinguishment of debt	(18)	(111)	(134)	(5)
Virgin Atlantic MTM adjustments	(8)	—	(7)	(119)
Total loss	$(109)	$(140)	$(1,058)	$(2,157)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2015 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2015. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delta Air Lines, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 2015 and our report dated February 5, 2016 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 5, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings “Governance Matters,” “Proposal 1 - Election of Directors - Certain Information About Nominees” and “Other Matters - Section 16 Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with the Commission related to our 2016 Annual Meeting of Stockholders (“Proxy Statement”), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2015.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	6,559,843	$12.09	26,839,417
Equity compensation plans not approved by securities holders	—	—	—
Total	6,559,843	$12.09	26,839,417

(1)	Includes a maximum of 1,293,023 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2015.

(2)	Includes performance share awards, which do not have exercise prices. The weighted average exercise price of options is $15.05.

(3)
Reflects shares remaining available for issuance under Delta's 2007 Performance Compensation Plan. If any shares of our common stock are covered by an award under the 2007 Plan that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the 2007 Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR"), or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 2,489,492 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February 2016.

DELTA AIR LINES, INC.

By:	/s/ Richard H. Anderson
Richard H. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of February 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Richard H. Anderson	Chief Executive Officer and Director (Principal Executive Officer)
Richard H. Anderson

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Edward H. Bastian	President and Director
Edward H. Bastian

/s/ Francis S. Blake	Director
Francis S. Blake

/s/ Roy J. Bostock	Director
Roy J. Bostock

/s/ John S. Brinzo	Director
John S. Brinzo

/s/ Daniel A. Carp	Chairman of the Board
Daniel A. Carp

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ Thomas E. Donilon	Director
Thomas E. Donilon

/s/ William H. Easter III	Director
William H. Easter III

/s/ Mickey P. Foret	Director
Mickey P. Foret

/s/ Shirley C. Franklin	Director
Shirley C. Franklin

/s/ David R. Goode	Director
David R. Goode

/s/ George N. Mattson	Director
George N. Mattson

/s/ Douglas R. Ralph	Director
Douglas R. Ralph

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ Kathy N. Waller	Director
Kathy N. Waller

/s/ Kenneth B. Woodrow	Director
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

10.1
Credit and Guaranty Agreement, dated as of August 24, 2015, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, Barclays Bank PLC, Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, BBVA Compass and Fifth Third Bank, as Co-Documentation Agents, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Morgan Stanley Senior Funding, Inc., Wells Fargo Securities, LLC, Natixis, New York Branch, U.S. Bank National Association and UBS Securities LLC, as Revolving Facility Joint Lead Arrangers and Revolving Facility Joint Bookrunners and Barclays Bank PLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Term Loan Joint Lead Arrangers and Term Loan Joint Bookrunners (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.2
Credit and Guaranty Agreement, dated as of October 18, 2012, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders party thereto, Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as Collateral Trustee, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as co-documentation agents, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, as joint lead arrangers, and Barclays Bank PLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners (Filed as Exhibit 10.2 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.3
Transaction Framework Agreement among Delta, Delta Master Executive Council, Northwest Master Executive Council and Air Line Pilots Association, International dated as of June 26, 2008 (Filed as Exhibit 10 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.4
Letter Agreement, dated April 14, 2008, by and among Delta Air Lines, Inc., the Master Executive Council of Delta, and Air Line Pilots Association, International dated April 14, 2008 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.5
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.6(a)
Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft (“Supplemental Agreement 13”) (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.6(b)	Supplemental Agreement No. 17 to Purchase Agreement Number 2022, dated December 16, 2015, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 17").**

10.7(a)	Letter Agreements, dated August 24, 2011, relating to Supplemental Agreement 13 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.7(b)	Letter Agreements, dated December 16, 2015, relating to Supplemental Agreement 17.**

10.8(a)	Aircraft General Terms Agreement, dated October 21, 1997, between Boeing and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.8(b)
Letter Agreement, dated August 24, 2011, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 13 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.8(c)	Letter Agreement, dated December 16, 2015, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 17.**

10.9
Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*/**

10.10(a)	Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed on March 22, 2007).*

10.10(b)	First Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.12(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.10(c)	Second Amendment to the Delta Air Lines, Inc. 2007 Performance Compensation Plan (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.10(d)	Form of Delta 2007 Performance Compensation Plan Award Agreement for Officers (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed on April 30, 2007).*

10.11(a)
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.11(b)
Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of January 2, 2009, as further amended October 20, 2009 (Filed as Exhibit 10.11(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.11(c)
Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, dated as of February 10, 2010 (Filed as Exhibit 10.3(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.11(d) Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, dated as of August 20, 2015 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.12	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.13(a)	Delta Air Lines, Inc. 2013 Long Term Incentive Program (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.13(b)	Model Award Agreement for the Delta Air Lines, Inc. 2013 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.14(a) Delta Air Lines, Inc. 2014 Long Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10- K for the year ended December 31, 2013).*

10.14(b) Model Award Agreement for the Delta Air Lines, Inc. 2014 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.15(a)	Delta Air Lines, Inc. 2015 Long Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.15(b)	Model Award Agreement for the Delta Air Lines, Inc. 2015 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.16	Delta Air Lines, Inc. 2016 Long Term Incentive Program.

10.17	Delta Air Lines, Inc. 2015 Management Incentive Plan (Filed as Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.18	Delta Air Lines, Inc. 2016 Management Incentive Plan.

10.19(a)	Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.19(b)	Model Award Agreement for the Delta Air Lines, Inc. Transition Award Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

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

10.22	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.23	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.25 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.24	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard B. Hirst (Filed as Exhibit 10.26 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.25	Terms of 2014 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).*

10.26	Terms of 2015 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2015.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.