Form 10-Q
period 2016-03-31
DELTA AIR LINES INC /DE/
filed 2016-04-14
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2016:
Common Stock, $0.0001 par value - 771,581,440 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms “Delta,” “we,” “us” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2016 and 2015 and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2015 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 5, 2016.

Atlanta, Georgia	/s/ Ernst & Young LLP
April 14, 2016

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$1,972
Short-term investments	1,206	1,465
Accounts receivable, net of an allowance for uncollectible accounts of $11 and $9 at March 31, 2016 and December 31, 2015, respectively	2,179	2,020
Hedge margin receivable	454	119
Fuel inventory	367	379
Expendable parts and supplies inventories, net of an allowance for obsolescence of $114 at March 31, 2016 and December 31, 2015	326	318
Hedge derivatives asset	2,179	1,987
Prepaid expenses and other	887	796
Total current assets	9,306	9,056
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $11,314 and $10,871 at March 31, 2016 and December 31, 2015, respectively	23,422	23,039
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $815 and $811 at March 31, 2016 and December 31, 2015, respectively	4,856	4,861
Deferred income taxes, net	4,489	4,956
Other noncurrent assets	1,475	1,428
Total other assets	20,614	21,039
Total assets	$53,342	$53,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,531	$1,563
Air traffic liability	5,988	4,503
Accounts payable	2,732	2,743
Accrued salaries and related benefits	1,903	3,195
Hedge derivatives liability	2,630	2,581
Frequent flyer deferred revenue	1,605	1,635
Other accrued liabilities	1,719	1,306
Total current liabilities	18,108	17,526
Noncurrent Liabilities:
Long-term debt and capital leases	6,920	6,766
Pension, postretirement and related benefits	12,695	13,855
Frequent flyer deferred revenue	2,276	2,246
Other noncurrent liabilities	2,091	1,891
Total noncurrent liabilities	23,982	24,758
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 785,605,157 and 799,850,675 shares issued at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	10,339	10,875
Retained earnings	8,462	7,623
Accumulated other comprehensive loss	(7,279)	(7,275)
Treasury stock, at cost, 14,023,717 and 21,066,684 shares at March 31, 2016 and December 31, 2015, respectively	(270)	(373)
Total stockholders' equity	11,252	10,850
Total liabilities and stockholders' equity	$53,342	$53,134

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Operating Revenue:
Passenger:
Mainline	$6,444	$6,549
Regional carriers	1,318	1,374
Total passenger revenue	7,762	7,923
Cargo	162	217
Other	1,327	1,248
Total operating revenue	9,251	9,388

Operating Expense:
Salaries and related costs	2,311	2,092
Aircraft fuel and related taxes	1,227	1,835
Regional carriers expense	1,006	1,053
Depreciation and amortization	486	470
Contracted services	476	441
Aircraft maintenance materials and outside repairs	449	452
Passenger commissions and other selling expenses	388	386
Landing fees and other rents	348	373
Profit sharing	272	136
Passenger service	189	190
Aircraft rent	66	60
Other	493	502
Total operating expense	7,711	7,990

Operating Income	1,540	1,398

Non-Operating Expense:
Interest expense, net	(107)	(131)
Miscellaneous, net	1	(81)
Total non-operating expense, net	(106)	(212)

Income Before Income Taxes	1,434	1,186

Income Tax Provision	(488)	(440)

Net Income	$946	$746

Basic Earnings Per Share	$1.22	$0.91
Diluted Earnings Per Share	$1.21	$0.90
Cash Dividends Declared Per Share	$0.135	$0.09

Comprehensive Income	$942	$763

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2016	2015
Net Cash Provided by Operating Activities	$1,011	$1,636

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(764)	(451)
Ground property and equipment, including technology	(107)	(135)
Purchase of short-term investments	(488)	(344)
Redemption of short-term investments	753	115
Other, net	5	3
Net cash used in investing activities	(601)	(812)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(459)	(301)
Repurchase of common stock	(775)	(425)
Cash dividends	(107)	(75)
Fuel card obligation	141	(32)
Proceeds from short-term obligations	68	—
Proceeds from long-term obligations	450	41
Other, net	8	2
Net cash used in financing activities	(674)	(790)

Net (Decrease) Increase in Cash and Cash Equivalents	(264)	34
Cash and cash equivalents at beginning of period	1,972	2,088
Cash and cash equivalents at end of period	$1,708	$2,122

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$—
Flight equipment acquired under capital leases	27	39

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2015.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items and restructuring and other items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2016 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016. We are currently evaluating how the adoption of the revenue recognition standard will impact our Consolidated Financial Statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.

We believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K for the year ended December 31, 2015.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.

We early adopted this standard during the three months ended March 31, 2016. Although none of our available-for-sale or cost investments qualified for use of the equity method during the quarter, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed during 2016, at which point our investment will qualify for the equity method of accounting. As of March 31, 2016, the unrealized gain recorded in AOCI related to our investment in Grupo Aeroméxico was $21 million.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2016	Level 1	Level 2
Cash equivalents	$1,137	$1,137	$—
Short-term investments
U.S. government and agency securities	160	127	33
Asset- and mortgage-backed securities	238	—	238
Corporate obligations	755	—	755
Other fixed income securities	53	—	53
Restricted cash equivalents and investments	49	49	—
Long-term investments	167	141	26
Hedge derivatives, net
Fuel hedge contracts	(664)	(101)	(563)
Interest rate contract	7	—	7
Foreign currency exchange contracts	(33)	—	(33)

(in millions)	December 31, 2015	Level 1	Level 2
Cash equivalents	$1,543	$1,543	$—
Short-term investments
U.S. government and agency securities	151	74	77
Asset- and mortgage-backed securities	380	—	380
Corporate obligations	896	—	896
Other fixed income securities	38	—	38
Restricted cash equivalents and investments	49	49	—
Long-term investments	155	130	25
Hedge derivatives, net
Fuel hedge contracts	(672)	65	(737)
Interest rate contract	(3)	—	(3)
Foreign currency exchange contracts	94	—	94

Cash Equivalents and Restricted Cash Equivalents and Investments. Cash equivalents generally consist of money market funds. Restricted cash equivalents and investments generally consist of money market funds and time deposits, which relate to certain self-insurance obligations and airport commitments. The fair value of these investments is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 23% to 58% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at March 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Available-For-Sale
Due in one year or less	$221
Due after one year through three years	829
Due after three years through five years	102
Due after five years	54
Total	$1,206

Long-Term Investments

We have developed strategic relationships with certain international airlines through equity investments or other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

•
Aeroméxico. We own 4.1% of the outstanding shares of Grupo Aeroméxico. Additionally, we have a derivative contract that may be settled for the underlying shares representing another 8.1% of Grupo Aeroméxico outstanding shares. During 2015, we announced our intention to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, subject to regulatory approvals. If approved, the tender offer is expected to occur during 2016. As a result of this tender offer, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. Based on current exchange rates, the total amount to be paid for the additional shares and the shares underlying the derivative would be up to $750 million.

•
GOL. During 2015, we acquired preferred shares of GOL's parent company, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of March 31, 2016.

Challenges in the Brazilian economy and GOL’s recent financial performance have caused the fair value of our equity investment in GOL’s parent company to decline to $25 million with an $81 million loss recorded in AOCI at March 31, 2016. As GOL’s shares have traded below our cost basis for longer than a year, we evaluated whether the investment was other-than-temporarily impaired. We determined the investment was not impaired as GOL’s management is executing measures to maximize operational and network efficiency and control costs, which we anticipate will improve GOL’s financial performance and the fair value of our investment. In addition, we have the intent and ability to maintain our investment in GOL to allow for the recovery of its market value as GOL, which operates as an extension of our global network, is a strategic investment for Delta.

•
China Eastern. During 2015, we acquired shares of China Eastern, which provided us with a 3.5% stake in the airline. In conjunction with this transaction, we and China Eastern entered into a new commercial agreement to expand our relationship and better connect the networks of the two airlines. As the investment agreement restricts our sale or transfer of these shares for a period of three years, we will account for the investment at cost during this period. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares.

We have, however, evaluated whether the recent decline in the value of China Eastern's shares would impair our investment. We considered the recent conditions and outlook for both China Eastern and the broader Chinese economy, as well as the nature of our investment in China Eastern. We determined that the investment was not impaired as the share price decline primarily results from declines in the broader Chinese equity markets and is not specific to China Eastern's financial performance. In addition, we have the intent and ability to maintain our investment in China Eastern to allow for the recovery of its market value as China Eastern, which operates as an extension of our global network, is a strategic investment for Delta.

NOTE 4. DERIVATIVES

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. Since 2014, however, jet fuel prices have consistently decreased and remain at low levels.

During the March 2015 quarter, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that, excluding market movements from the date of inception, would settle and provide approximately$300 million in cash receipts during the second half of 2015 and require approximately $300 million in cash payments in 2016. By effectively deferring settlement of a portion of the original derivative transactions, the restructured hedge portfolio provided additional time for the fuel market to stabilize. We early terminated certain of these deferral transactions in the second half of 2015.

Due to the continued volatility in the fuel market, early in the March 2016 quarter, we entered into transactions to further defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, will settle and provide approximately $300 million in cash receipts during the second half of 2016 and require approximately $300 million in cash payments in 2017.

Subsequent to these deferral transactions, in order to better participate in the low fuel price environment, we reduced our hedging activity and entered into derivatives designed to offset and effectively terminate our existing airline segment hedge positions. As a result, we have both neutralized our hedge portfolio and locked in net settlements of approximately $725 million in 2016 and $300 million in 2017, which include the deferral transactions discussed above. During the three months ended March 31, 2016 and 2015, we recorded fuel hedge losses of $274 million and $411 million, respectively.

Cash flows associated with these deferral transactions are reported as cash flows from financing activities within our Condensed Consolidated Statements of Cash Flows in the settlement period. During the three months ended March 31, 2016, we reported $11 million in net cash receipts associated with these transactions as cash flows from financing activities within other, net.

Hedge Position as of March 31, 2016

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	367	U.S. dollars	August 2022	$3	$4	$—	$—	$7
Foreign currency exchange contracts	70,789	Japanese yen	February 2019	5	8	(24)	(22)	(33)
	555	Canadian dollars
Not designated as hedges
Fuel hedge contracts	244 (1)	gallons - crude oil, diesel and jet fuel	December 2017	2,171	16	(2,606)	(245)	(664)
Total derivative contracts				$2,179	$28	$(2,630)	$(267)	$(690)

(1)
As discussed above, we have entered into hedges designed to offset and effectively terminate our existing hedge positions for 2016 and 2017. This volume represents short-term hedge protection designed to mitigate the risk of fuel price and refining margin declines.

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

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
March 31, 2016
Net derivative contracts	$6	$6	$(457)	$(245)	$(690)
December 31, 2015
Net derivative contracts	$143	$21	$(737)	$(8)	$(581)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2016	2015	2016	2015
Three Months Ended March 31,
Foreign currency exchange contracts	$24	$51	$(82)	$(16)

As of March 31, 2016, we have recorded $26 million of gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $454 million and $119 million as of March 31, 2016 and December 31, 2015, respectively.

NOTE 5. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed- and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Long-term debt is primarily classified as Level 2 within the fair value hierarchy.

(in millions)	March 31, 2016	December 31, 2015
Total debt at par value	$8,243	$8,098
Unamortized discount and debt issue cost, net	(133)	(152)
Net carrying amount	$8,110	$7,946

Fair value	$8,500	$8,400

Aircraft Financings

During the three months ended March 31, 2016, we entered into financing arrangements to borrow $450 million, which are secured by 26 aircraft. These loans bear interest at a variable rate equal to LIBOR plus a specified margin and mature between 2019 and 2021.

Covenants

We were in compliance with the covenants in our financing agreements at March 31, 2016.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2016	2015	2016	2015
Three Months Ended March 31,
Service cost	$—	$—	$17	$16
Interest cost	229	221	37	35
Expected return on plan assets	(226)	(220)	(18)	(20)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	59	58	6	6
Net periodic cost	$62	$59	$35	$30

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $13.1 billion at March 31, 2016:

(in millions)	Total
Nine months ending December 31, 2016	$1,660
2017	2,500
2018	2,510
2019	1,500
2020	1,900
Thereafter	3,010
Total	$13,080

Our future aircraft purchase commitments included the following aircraft at March 31, 2016:

Aircraft Type	Purchase Commitments
B-737-900ER	64
B-787-8	18
A321-200	44
A330-300	5
A330-900neo	25
A350-900	25
E190-100	19
Total	200

We have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of these aircraft, except for the 18 B-787-8 and 19 E190-100 aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, management believes that the resolution of these matters will not have a material effect on our Condensed Consolidated Financial Statements.

Shuttle America

Shuttle America and its parent, Republic Airways Holdings (collectively, Republic Airways), filed for bankruptcy in February 2016. In connection with agreements to settle litigation currently pending between Republic Airways and Delta, wind-down 50-seat aircraft operations, return to full capacity of contracted operations for Embraer 170/175 aircraft and lease certain takeoff and landing slots at New York-LaGuardia, we have agreed to enter into a debtor-in-possession credit agreement that will provide up to $75 million in liquidity to Republic Airways, all subject to the approval of the bankruptcy court. We do not believe that Republic Airways' bankruptcy filing will have a material effect on our operations or financial statements.

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

Employees Under Collective Bargaining Agreements

At March 31, 2016, we had approximately 84,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$140	$(61)	$(7,275)
Changes in value (net of tax effect of $20)	—	(36)	11	(25)
Reclassifications into earnings (net of tax effect of $12)(1)	36	(15)	—	21
Balance at March 31, 2016 (net of tax effect of $1,230)	$(7,318)	$89	$(50)	$(7,279)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015 (net of tax effect of $1,279)	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $13)	—	22	(12)	10
Reclassifications into earnings (net of tax effect of $5)(1)	39	(32)	—	7
Balance at March 31, 2015 (net of tax effect of $1,261)	$(7,478)	$212	$(28)	$(7,294)

(1)
Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in salaries and related costs in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts reclassified from AOCI for derivative contracts designated as foreign currency cash flow hedges are recorded in passenger revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)	Includes $1.9 billion of deferred income tax expense primarily related to pension obligations that will not be recognized in net income until the pension obligations are fully extinguished.

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2016 and 2015 was $526 million and $782 million, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2016
Operating revenue:	$9,172	$765			$9,251
Sales to airline segment			$(144)	(1)
Exchanged products			(526)	(2)
Sales of refined products to third parties			(16)	(3)
Operating income(4)	1,568	(28)	—		1,540
Interest expense, net	107	—	—		107
Depreciation and amortization	477	9	—		486
Total assets, end of period	52,093	1,249	—		53,342
Capital expenditures	858	13	—		871

Three Months Ended March 31, 2015
Operating revenue:	$9,314	$1,140			$9,388
Sales to airline segment			$(233)	(1)
Exchanged products			(782)	(2)
Sales of refined products to third parties			(51)	(3)
Operating income(4)	1,312	86	—		1,398
Interest expense, net	131	—	—		131
Depreciation and amortization	463	7	—		470
Total assets, end of period	52,587	1,056	—		53,643
Capital expenditures	579	7	—		586

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of January 1, 2016	$52	$415
Additional costs and expenses	1	—
Payments	(31)	(22)
Liability as of March 31, 2016	$22	$393

Lease restructuring charges include remaining lease payments for permanently grounded aircraft related to the domestic and Pacific fleet restructurings. Certain 50-seat regional aircraft and older B-757-200 aircraft were retired as a part of our domestic fleet restructuring over the past several years. Our domestic fleet restructuring replaced these aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900 aircraft. We are restructuring our Pacific fleet by removing less efficient B-747-400 aircraft and replacing them with smaller-gauge, widebody aircraft to better match capacity with demand. These liabilities also include lease restructuring charges related to B-747-400 aircraft under operating leases that were retired during 2014.

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

	Three Months Ended March 31,
(in millions, except per share data)	2016	2015
Net income	$946	$746

Basic weighted average shares outstanding	774	818
Dilutive effect of share-based awards	6	8
Diluted weighted average shares outstanding	780	826

Basic earnings per share	$1.22	$0.91
Diluted earnings per share	$1.21	$0.90

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2016 Quarter Financial Highlights

Our pre-tax income for the March 2016 quarter was $1.4 billion, representing a $248 million increase compared to the corresponding prior year period predominantly as a result of lower fuel prices and strong corporate demand, partially offset by higher salaries and related costs and profit sharing. Pre-tax income, adjusted for special items (a non-GAAP financial measure), increased $966 million, to $1.6 billion. Special items were primarily related to hedge mark-to-market ("MTM") adjustments and settlements, which totaled $155 million in the March 2016 quarter and $589 million in the March 2015 quarter.

Revenue. Our operating revenue decreased $137 million, or 1.5%, compared to the March 2015 quarter resulting from the impact of U.S. dollar strength on tickets sold in international markets, which are predominantly priced in local currency. These factors were mitigated by our targeted capacity actions and other commercial initiatives as load factor was 0.4 points higher than the prior year quarter at 82.1%. Passenger revenue per available seat mile ("PRASM") decreased 4.6% on 2.7% higher capacity for the same reasons as operating revenue and as a result of volatility in the domestic close-in yield environment.

Operating Expense. Total operating expense decreased $279 million from the March 2015 quarter driven by lower fuel prices, partially offset by higher salaries and related costs and profit sharing. During the March 2016 quarter, Brent crude oil averaged $34 per barrel, which is significantly lower than the average of $54 per barrel during the March 2015 quarter. Salaries and related costs were higher as a result of pay rate increases implemented subsequent to the March 2015 quarter.

Our consolidated operating cost per available seat mile ("CASM") for the March 2016 quarter decreased 6.1% to 13.26 cents from 14.12 cents in the March 2015 quarter, on a 2.7% increase in capacity, primarily due to lower fuel prices. Non-fuel unit costs ("CASM-Ex, including profit sharing," a non-GAAP financial measure) increased 4.5% to 10.33 cents compared to the March 2015 quarter principally due to pay rate increases, profit sharing and enhancements to our products and operations, which are partially offset by the impact of U.S. dollar strength on costs incurred in other currencies and cost savings resulting from our domestic fleet restructuring initiatives.

The non-GAAP financial measures for pre-tax income, adjusted for special items and CASM-Ex, including profit sharing are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended March 31, 2016 and 2015

Operating Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger:
Mainline	$6,444	$6,549	$(105)	(1.6)%
Regional carriers	1,318	1,374	(56)	(4.1)%
Total passenger revenue	7,762	7,923	(161)	(2.0)%
Cargo	162	217	(55)	(25.3)%
Other	1,327	1,248	79	6.3%
Total operating revenue	$9,251	$9,388	$(137)	(1.5)%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended March 31, 2015
(in millions)	Three Months Ended March 31, 2016	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM(3)	Load Factor
Mainline	$4,211	3.2%	7.2%	8.0%	(3.7)%	(4.4)%	(0.6)	pts
Regional carriers	1,318	(4.1)%	0.5%	0.1%	(4.5)%	(4.2)%	0.2	pts
Domestic	5,529	1.4%	6.0%	6.5%	(4.4)%	(4.8)%	(0.3)	pts
Atlantic	919	(9.7)%	(3.4)%	(3.5)%	(6.6)%	(6.4)%	0.1	pts
Pacific	637	(13.9)%	(5.1)%	(9.0)%	(9.2)%	(5.3)%	3.6	pts
Latin America	677	(4.8)%	6.8%	4.8%	(10.8)%	(9.2)%	1.5	pts
Total	$7,762	(2.0)%	3.3%	2.7%	(5.1)%	(4.6)%	0.4	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

(3)	Passenger revenue per ASM (“PRASM”)

Passenger revenue decreased $161 million, or 2.0%, compared to the March 2015 quarter. PRASM decreased 4.6% and passenger mile yield decreased 5.1% on 2.7% higher capacity. Load factor was 0.4 points higher than the prior year quarter at 82.1%.

Unit revenues of the mainline domestic region and regional carriers decreased 4.4% and 4.2%, respectively, resulting from volatility in the close-in yield environment, which was partially offset by strong corporate demand and other commercial initiatives.

Revenues related to our international regions decreased 9.5% year-over-year primarily due to the continued strength of the U.S. dollar, reductions in international fuel surcharges and economic challenges in certain regions. We continue to address these challenges by adjusting capacity to meet demand.

In the Atlantic, the unit revenue decline predominantly resulted from the strength of the U.S. dollar. In core European markets, U.S. point-of-sale demand was strong and recovered quickly following the events in Brussels. However, Europe point-of-sale demand has been softer largely due to the weak Euro.

Unit revenue declines in the Pacific primarily resulted from the strength of the U.S. dollar and lower international fuel surcharges, although we expect currency headwinds to moderate during 2016 if the Japanese Yen remains stable following its recent strengthening. We continued to optimize the Pacific region in order to improve margins by reducing our capacity 9.0% during the March 2016 quarter.

Unit revenues declined in Latin America principally as a result of economic challenges in Brazil. We continued to address unit revenue declines by investing in higher performing markets such as Mexico and the Caribbean, while reducing capacity by nearly 25% in Brazil during the March 2016 quarter.

Cargo Revenue. Cargo revenue decreased $55 million, or 25.3%, primarily due to weaker international demand compared to the March 2015 quarter.

Other Revenue. Other revenue increased $79 million, or 6.3%, primarily due to loyalty program revenues and settlements associated with our transatlantic joint venture agreements.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$2,311	$2,092	$219	10.5%
Aircraft fuel and related taxes	1,227	1,835	(608)	(33.1)%
Regional carriers expense	1,006	1,053	(47)	(4.5)%
Depreciation and amortization	486	470	16	3.4%
Contracted services	476	441	35	7.9%
Aircraft maintenance materials and outside repairs	449	452	(3)	(0.7)%
Passenger commissions and other selling expenses	388	386	2	0.5%
Landing fees and other rents	348	373	(25)	(6.7)%
Profit sharing	272	136	136	100.0%
Passenger service	189	190	(1)	(0.5)%
Aircraft rent	66	60	6	10.0%
Other	493	502	(9)	(1.8)%
Total operating expense	$7,711	$7,990	$(279)	(3.5)%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases implemented in 2015. In the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees, in conjunction with changes in the profit sharing program.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $705 million compared to the prior year quarter due to a 39% decrease in the market price per gallon of fuel and reduced fuel hedge losses, partially offset by losses from our refinery segment and a 1.3% increase in consumption. The table below presents fuel expense including our regional carriers:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Aircraft fuel and related taxes(1)	$1,227	$1,835	$(608)
Aircraft fuel and related taxes included within regional carriers expense	167	264	(97)
Total fuel expense	$1,394	$2,099	$(705)	(33.6)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2016	2015		2016	2015
Fuel purchase cost(1)	$1,093	$1,718	$(625)	$1.18	$1.87	$(0.69)
Airline segment fuel hedge losses(2)	273	467	(194)	0.29	0.51	(0.22)
Refinery segment impact(2)	28	(86)	114	0.03	(0.09)	0.12
Total fuel expense	$1,394	$2,099	$(705)	$1.50	$2.29	$(0.79)
MTM adjustments and settlements(3)	(155)	589	(744)	(0.17)	0.64	(0.81)
Total fuel expense, adjusted	$1,239	$2,688	$(1,449)	$1.33	$2.93	$(1.60)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the market price of fuel.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 2.7% increase in capacity and additional temporary staffing.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year.

Non-Operating Results	Three Months Ended March 31,
(in millions)	2016	2015	Favorable
Interest expense, net	$(107)	$(131)	$24
Miscellaneous, net	1	(81)	82
Total non-operating expense, net	$(106)	$(212)	$106

The decline in interest expense, net results from reduced levels of debt and from the refinancing of debt obligations at lower interest rates. The principal amount of debt and capital leases has declined from $9.6 billion at March 31, 2015 to $8.6 billion at March 31, 2016.

Miscellaneous, net is favorable primarily due to our proportionate share of earnings from our equity investment in Virgin Atlantic and lower foreign exchange losses in the March 2016 quarter compared to the March 2015 quarter.

Income Taxes

We project that our annual effective tax rate for 2016 will be approximately 35%. The expected reduction in our rate from prior years is primarily related to differences in our global tax rates. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period. At March 31, 2016, we had approximately $8.5 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2024. Accordingly, we believe we will not pay any cash federal income taxes before 2018.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges substantially all the non-jet fuel products it produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 170,000 barrels per day for use in airline operations during the March 2016 quarter. We believe that the jet fuel supply resulting from the refinery's operation has contributed to the reduction in the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery, operated by Monroe, does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $28 million of expense related to the RINs requirement in each of the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, we retired our 2013 RINs obligation. Additionally, we are in possession of the RINs needed to satisfy a portion of our 2014 and 2015 obligations.

The refinery recorded a loss of $28 million and a profit of $86 million in the three months ended March 31, 2016 and 2015, respectively. The refinery’s loss in the current period compared to a profit in the prior year was primarily attributable to lower product crack spreads. For more information regarding the refinery’s results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended March 31,
Consolidated(1)	2016		2015
Revenue passenger miles (in millions)	47,725		46,221
Available seat miles (in millions)	58,145		56,597
Passenger mile yield	16.26	¢	17.14	¢
Passenger revenue per available seat mile ("PRASM")	13.35	¢	14.00	¢
Operating cost per available seat mile ("CASM")	13.26	¢	14.12	¢
CASM-Ex, including profit sharing(2)	10.33	¢	9.88	¢
Passenger load factor	82.1%		81.7%
Fuel gallons consumed (in millions)	930		918
Average price per fuel gallon(3)	$1.50		$2.29
Average price per fuel gallon, adjusted(3)(4)	$1.33		$2.93
Full-time equivalent employees, end of period	83,817		81,055

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of non-owned regional carriers.

(2)	Non-GAAP financial measure defined in "March 2016 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations - Three Months Ended March 31, 2016 and 2015" above.

Fleet Information

Our operating aircraft fleet and commitments at March 31, 2016 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase(2)	Lease
B-717-200	2	13	75	90	14.6	—	—
B-737-700	10	—	—	10	7.2	—	—
B-737-800	73	—	—	73	15.2	—	—
B-737-900ER	37	—	19	56	1.4	64	—
B-747-400	4	5	—	9	24.0	—	—
B-757-200	81	16	8	105	19.3	—	—
B-757-300	16	—	—	16	13.1	—	—
B-767-300	13	—	—	13	24.7	—	—
B-767-300ER	54	4	—	58	20.0	—	—
B-767-400ER	21	—	—	21	15.1	—	—
B-777-200ER	8	—	—	8	16.2	—	—
B-777-200LR	10	—	—	10	7.0	—	—
B-787-8	—	—	—	—	—	18	—
A319-100	55	—	2	57	14.2	—	—
A320-200	58	—	11	69	21.1	—	—
A321-200	1	—	—	1	—	44	—
A330-200	11	—	—	11	11.0	—	—
A330-300	26	—	—	26	8.7	5	—
A330-900neo	—	—	—	—	—	25	—
A350-900	—	—	—	—	—	25	—
E190-100	—	—	—	—	—	19	—
MD-88	83	33	—	116	25.7	—	—
MD-90	62	3	—	65	19.1	—	—
Total	625	74	115	814	17.0	200	—

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)	Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at March 31, 2016:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	36	—	81	—	—	—	117
ExpressJet Airlines, Inc.	41	40	28	—	—	—	109
SkyWest Airlines, Inc.	58	20	36	—	—	—	114
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America	—	—	—	41	14	16	71
GoJet Airlines, LLC	—	22	7	—	—	—	29
Total	135	82	152	41	20	52	482

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2016, we had $5.2 billion in unrestricted liquidity, consisting of $2.9 billion in cash and cash equivalents and short-term investments and $2.3 billion in undrawn revolving credit facilities. During the three months ended March 31, 2016, we generated $1.0 billion in cash from operating activities, which we used, along with existing cash, to fund capital expenditures of $871 million and return $882 million to shareholders, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $1.0 billion and $1.6 billion in the three months ended March 31, 2016 and 2015, respectively. We also expect to generate positive cash flows from operations for the remainder of 2016.

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

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented approximately 18.1% of our total operating expenses for the three months ended March 31, 2016. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. Since 2014, however, jet fuel prices have consistently decreased and remain at low levels. In order to better participate in the low fuel price environment, we reduced our hedging activity and entered into derivatives designed to offset and effectively terminate our existing airline segment hedge positions. As a result, we have both neutralized our hedge portfolio and locked in net settlements of approximately $725 million in 2016.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying those derivative contracts. Our hedge contracts were in a net loss position at March 31, 2016, resulting in $454 million of margin postings to counterparties.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We contributed $1.2 billion, including $825 million in cash and shares of our common stock from treasury with a value of $350 million, to our qualified defined benefit pension plans during the three months ended March 31, 2016 and contributed an additional $135 million in cash in April 2016. As a result of these contributions, we satisfied, on an accelerated basis, our 2016 required contributions for our defined benefit plans, including more than $750 million above the minimum funding requirements. During the three months ended March 31, 2015, we contributed $904 million in cash to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year. During the three months ended March 31, 2016, we accrued $272 million in profit sharing expense based on current expectations for 2016 pre-tax profit.

We paid $1.5 billion in profit sharing in February 2016 related to our 2015 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. After making an advanced profit sharing payment of more than $300 million in October 2014, we paid an additional $756 million in profit sharing in February 2015 related to our 2014 pre-tax profit.

Investing Activities

Capital Expenditures. Our capital expenditures were $871 million and $586 million for the three months ended March 31, 2016 and 2015, respectively. Our capital expenditures during the three months ended March 31, 2016 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A330-300 and A321-200 aircraft, advanced deposit payments on B-737-900ER, A350-900 and A321-200 aircraft, and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $3 billion in 2016 primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A330-300s and E190-100s, along with advance deposit payments for these and our A330-900neo and A350-900 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet. We expect that the remainder of the 2016 investments will be funded through cash flows from operations.

Equity Investments. During 2015, we announced our intention to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, subject to regulatory approvals. If approved, the tender offer is expected to occur during 2016. As a result of this tender offer, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. Based on current exchange rates, the total amount to be paid for the additional shares and the shares underlying the derivative would be up to $750 million.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $8.6 billion at March 31, 2016. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.7 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. As a result, in the past year we have received upgrades to our credit ratings by all three major rating agencies, including an investment grade rating from Moody's. At March 31, 2016, our ratings were:

Rating Agency	Current Rating	Outlook
Moody's	Baa3	Stable
Standard & Poor's	BB+	Stable
Fitch	BB+	Positive

Continued improvement in our credit ratings would likely result in lower costs of borrowing, among other benefits.

Capital Return to Shareholders. During the three months ended March 31, 2016, we repurchased and retired 16.3 million shares at a cost of $775 million, including $350 million of shares repurchased in conjunction with the treasury stock contributed to our qualified defined benefit pension plans.

(in millions, except dividends per share)	Dividends per Share	Share Repurchase Authorization	Average Repurchase Price	Completion Date	Authorization Remaining
May 2013 Program	$0.060	$500	$28.43	June 30, 2016	Completed June 2014
May 2014 Program	$0.090	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$0.135	$5,000	$46.47	December 31, 2017	$3,175

Fuel Hedge Restructuring. During the March 2015 quarter, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that, excluding market movements from the date of inception, would settle and provide approximately $300 million in cash receipts during the second half of 2015 and require approximately $300 million in cash payments in 2016. We early terminated certain of these deferral transactions in the second half of 2015.

Due to the continued volatility in the fuel market, early in the three months ended March 31, 2016, we entered into transactions to further defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, will settle and provide approximately $300 million in cash receipts during the second half of 2016 and require approximately $300 million in cash payments in 2017.

Undrawn Lines of Credit

We have $2.3 billion available in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financing agreements at March 31, 2016.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the “Critical Accounting Policies and Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Recent Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016. We are currently evaluating how the adoption of the revenue recognition standard will impact our Consolidated Financial Statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.

We believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. Although we have not completed our assessment, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K for the year ended December 31, 2015.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.

We early adopted this standard in the March 2016 quarter. Although none of our available-for-sale or cost investments qualified for use of the equity method during the quarter, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed during 2016, at which point our investment will qualify for the equity method of accounting. As of March 31, 2016, the unrealized gain recorded in AOCI related to our investment in Grupo Aeroméxico was $21 million.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.

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

•	Restructuring and other. Because of the variability in restructuring and other, the adjustment for this item is helpful to investors to analyze our recurring core performance in the period shown.

•
Virgin Atlantic MTM adjustments. We record our proportionate share of earnings from our equity investment in Virgin Atlantic in non-operating expense. We adjust for Virgin Atlantic's MTM adjustments to allow investors to better understand and analyze our core financial performance in the periods shown.

	Three Months Ended March 31,
(in millions)	2016	2015
Pre-tax income	$1,434	$1,186
Adjusted for:
MTM adjustments and settlements(1)	155	(589)
Restructuring and other	—	10
Virgin Atlantic MTM adjustments	(29)	(13)
Pre-tax income, adjusted for special items	$1,560	$594

(1)	The three months ended March 2015 includes $302 million to early settle contracts that were in a loss position and originally scheduled to expire in the second half of 2015.

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex, including profit sharing (a non-GAAP financial measure). We adjust CASM for the following items to determine CASM-Ex, including profit sharing, for the reasons described below:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes (including our regional carriers) allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•	Restructuring and other. Because of the variability in restructuring and other, the adjustment for this item is helpful to investors to analyze our recurring core performance in the period shown.

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

	Three Months Ended March 31,
	2016	2015
CASM	13.26 ¢	14.12 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.40)	(3.71)
Restructuring and other	—	(0.02)
Other expenses	(0.53)	(0.51)
CASM-Ex	10.33 ¢	9.88 ¢

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel. Since 2014, however, jet fuel prices have consistently decreased and remain at low levels. In order to better participate in the low fuel price environment, we reduced our hedging activity and entered into derivatives designed to offset and effectively terminate our existing airline segment hedge positions. As a result, we have both neutralized our hedge portfolio and locked in net settlements of approximately $725 million in 2016 and $300 million in 2017. During the three months ended March 31, 2016, we recorded fuel hedge losses of $274 million.

For the three months ended March 31, 2016, aircraft fuel and related taxes, including our regional carriers, accounted for $1.4 billion, or 18.1%, of our total operating expense. The following table shows the projected cash impact to fuel cost assuming the specified changes in fuel prices. As a result of effectively terminating our hedge positions as discussed above, the impact of our hedge portfolio due to changes in fuel prices during 2016 is not material.

Fuel Cost Sensitivity for the Period from April 1, 2016 to December 31, 2017

(in millions, except for percentages)	(Increase) Decrease(1)
+ 40%	$(3,540)
+ 20%	(1,770)
- 20%	1,770
- 40%	3,540

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.09, excluding transportation costs and taxes, at March 31, 2016 and estimated fuel consumption of 7.1 billion gallons for the period from April 1, 2016 to December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2016 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2016 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 (the "2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in the March 2016 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
January 2016	563,283	$46.26	563,283	$3,925
February 2016	10,182,333	$46.86	10,182,333	$3,475
March 2016	6,398,427	$48.19	6,398,427	$3,175
Total	17,144,043		17,144,043

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Model Award Agreement for the Delta Air Lines, Inc. 2016 Long-Term Incentive Plan

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016

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
April 14, 2016