Form 10-Q
period 2016-06-30
DELTA AIR LINES INC /DE/
filed 2016-07-15
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2016:
Common Stock, $0.0001 par value - 748,907,678 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms “Delta,” “we,” “us” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”) and in "Part II, Item 1A. Risk Factors" of this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015 and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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
July 14, 2016

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,662	$1,972
Short-term investments	1,289	1,465
Accounts receivable, net of an allowance for uncollectible accounts of $11 and $9 at June 30, 2016 and December 31, 2015, respectively	2,102	2,020
Fuel inventory	455	379
Expendable parts and supplies inventories, net of an allowance for obsolescence of $103 and $114 at June 30, 2016 and December 31, 2015, respectively	340	318
Hedge derivatives asset	773	1,987
Prepaid expenses and other	1,017	915
Total current assets	7,638	9,056
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $11,711 and $10,871 at June 30, 2016 and December 31, 2015, respectively	23,975	23,039
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $820 and $811 at June 30, 2016 and December 31, 2015, respectively	4,852	4,861
Deferred income taxes, net	3,797	4,956
Other noncurrent assets	1,578	1,428
Total other assets	20,021	21,039
Total assets	$51,634	$53,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,115	$1,563
Air traffic liability	5,955	4,503
Accounts payable	2,956	2,743
Accrued salaries and related benefits	2,237	3,195
Hedge derivatives liability	895	2,581
Frequent flyer deferred revenue	1,589	1,635
Other accrued liabilities	1,503	1,306
Total current liabilities	16,250	17,526
Noncurrent Liabilities:
Long-term debt and capital leases	6,689	6,766
Pension, postretirement and related benefits	12,576	13,855
Frequent flyer deferred revenue	2,294	2,246
Other noncurrent liabilities	2,015	1,891
Total noncurrent liabilities	23,574	24,758
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 762,988,573 and 799,850,675 shares issued at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	9,361	10,875
Retained earnings	10,000	7,623
Accumulated other comprehensive loss	(7,279)	(7,275)
Treasury stock, at cost, 14,080,895 and 21,066,684 shares at June 30, 2016 and December 31, 2015, respectively	(272)	(373)
Total stockholders' equity	11,810	10,850
Total liabilities and stockholders' equity	$51,634	$53,134

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Operating Revenue:
Passenger:
Mainline	$7,471	$7,587	$13,915	$14,136
Regional carriers	1,499	1,552	2,817	2,926
Total passenger revenue	8,970	9,139	16,732	17,062
Cargo	165	207	327	424
Other	1,312	1,361	2,639	2,609
Total operating revenue	10,447	10,707	19,698	20,095

Operating Expense:
Salaries and related costs	2,391	2,195	4,702	4,287
Aircraft fuel and related taxes	1,228	1,457	2,455	3,292
Regional carriers expense	1,096	1,097	2,102	2,150
Contracted services	484	457	960	898
Depreciation and amortization	470	448	956	918
Aircraft maintenance materials and outside repairs	446	499	895	951
Passenger commissions and other selling expenses	437	421	825	807
Landing fees and other rents	376	388	724	761
Profit sharing	324	411	596	547
Passenger service	221	227	410	417
Aircraft rent	66	60	132	120
Other	485	573	978	1,075
Total operating expense	8,024	8,233	15,735	16,223

Operating Income	2,423	2,474	3,963	3,872

Non-Operating Expense:
Interest expense, net	(93)	(127)	(200)	(258)
Miscellaneous, net	20	19	21	(62)
Total non-operating expense, net	(73)	(108)	(179)	(320)

Income Before Income Taxes	2,350	2,366	3,784	3,552

Income Tax Provision	(804)	(881)	(1,292)	(1,321)

Net Income	$1,546	$1,485	$2,492	$2,231

Basic Earnings Per Share	$2.04	$1.85	$3.25	$2.75
Diluted Earnings Per Share	$2.03	$1.83	$3.23	$2.72
Cash Dividends Declared Per Share	$0.135	$0.09	$0.27	$0.18

Comprehensive Income	$1,546	$1,491	$2,488	$2,254

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2016	2015
Net Cash Provided by Operating Activities	$4,226	$4,381

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,644)	(1,177)
Ground property and equipment, including technology	(273)	(328)
Purchase of short-term investments	(866)	(613)
Redemption of short-term investments	1,051	334
Other, net	19	17
Net cash used in investing activities	(1,713)	(1,767)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,149)	(634)
Repurchase of common stock	(1,801)	(1,350)
Cash dividends	(210)	(147)
Fuel card obligation	4	(320)
Payments on hedge derivative contracts	(205)	—
Proceeds from hedge derivative contracts	46	—
Proceeds from short-term obligations	68	—
Proceeds from long-term obligations	450	41
Other, net	(26)	1
Net cash used in financing activities	(2,823)	(2,409)

Net (Decrease) Increase in Cash and Cash Equivalents	(310)	205
Cash and cash equivalents at beginning of period	1,972	2,088
Cash and cash equivalents at end of period	$1,662	$2,293

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$—
Flight equipment acquired under capital leases	50	65

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of operating results for the entire year.

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

Although we have not completed our assessment, we believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K.

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

We early adopted this standard during the three months ended March 31, 2016. Although none of our available-for-sale or cost investments qualified for use of the equity method during the first half of 2016, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed during 2016, at which point our investment will qualify for the equity method of accounting. As of June 30, 2016, the unrealized gain recorded in AOCI related to our investment in Grupo Aeroméxico was $11 million.

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

We early adopted this standard in the three months ended June 30, 2016. The adoption of this standard results in the recognition of $95 million of previously unrecognized excess tax benefits in deferred income taxes, net and an increase to retained earnings on our Consolidated Balance Sheet as of the beginning of the current year and the recognition of $24 million of excess tax benefits to our income tax provision for the three and six months ended June 30, 2016.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2016	Level 1	Level 2
Cash equivalents	$1,058	$1,058	$—
Short-term investments
U.S. government and agency securities	191	167	24
Asset- and mortgage-backed securities	252	—	252
Corporate obligations	785	—	785
Other fixed income securities	61	—	61
Restricted cash equivalents and investments	62	62	—
Long-term investments	154	128	26
Hedge derivatives, net
Fuel hedge contracts	(239)	11	(250)
Interest rate contract	11	—	11
Foreign currency exchange contracts	(79)	—	(79)

(in millions)	December 31, 2015	Level 1	Level 2
Cash equivalents	$1,543	$1,543	$—
Short-term investments
U.S. government and agency securities	151	74	77
Asset- and mortgage-backed securities	380	—	380
Corporate obligations	896	—	896
Other fixed income securities	38	—	38
Restricted cash equivalents and investments	49	49	—
Long-term investments	155	130	25
Hedge derivatives, net
Fuel hedge contracts	(672)	65	(737)
Interest rate contract	(3)	—	(3)
Foreign currency exchange contracts	94	—	94

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

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL). Shares of the parent companies of Aeroméxico and GOL are traded on public exchanges and have been valued based on quoted market prices. The investments are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 21% to 49% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at June 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Available-For-Sale
Due in one year or less	$231
Due after one year through three years	854
Due after three years through five years	164
Due after five years	40
Total	$1,289

Long-Term Investments

We have developed strategic relationships with certain international airlines through equity investments or other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

•
Aeroméxico. We own 4.1% of the outstanding shares of Grupo Aeroméxico and we have a derivative contract that may be settled for the underlying shares representing an additional 8.1% of Grupo Aeroméxico outstanding shares. During 2015, we announced our intention to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, subject to regulatory approvals. If approved, the tender offer is expected to occur during the second half of 2016. As a result of this tender offer, when combined with our current holdings, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. Based on current exchange rates, the total amount to be paid for the additional shares and the shares underlying the derivative would be approximately $700 million.

•
GOL. During 2015, we acquired preferred shares of GOL's parent company, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of June 30, 2016.

Challenges in the Brazilian economy and GOL’s recent financial performance have caused the fair value of our equity investment in GOL’s parent company to decline to $34 million with a $72 million loss recorded in AOCI at June 30, 2016. As GOL’s shares have traded below our cost basis for longer than a year, we evaluated whether the investment was other-than-temporarily impaired. We determined the investment was not impaired as GOL’s management is executing measures to maximize operational and network efficiency and control costs, which we anticipate will improve GOL’s financial performance and the fair value of our investment. In addition, we currently have the intent and ability to maintain our investment in GOL to allow for the recovery of its market value as GOL is a strategic investment for Delta and operates as an extension of our global network.

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

We have, however, evaluated whether the recent decline in the value of China Eastern's shares would impair our investment. We considered the recent conditions and outlook for both China Eastern and the broader Chinese economy, as well as the nature of our investment in China Eastern. We determined that the investment was not impaired as the share price decline primarily results from declines in the broader Chinese equity markets and is not specific to China Eastern's financial performance. In addition, we have the intent and ability to maintain our investment in China Eastern to allow for the recovery of its market value as China Eastern is a strategic investment for Delta and operates as an extension of our global network.

NOTE 4. DERIVATIVES

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility.

In response to this volatility, during the March 2015 quarter, we entered into transactions that effectively deferred settlement of a portion of our hedge portfolio. These deferral transactions, excluding market movements from the date of inception, provided approximately $300 million in cash receipts during the second half of 2015 and require approximately $300 million in cash payments in 2016. We early terminated certain of the March 2015 quarter deferral transactions in the second half of 2015.

During the March 2016 quarter, we entered into transactions to further defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, would provide approximately $300 million in cash receipts during the second half of 2016 and require approximately $300 million in cash payments in 2017.

Subsequently, to better participate in the low fuel price environment, we entered into derivatives designed to offset and effectively neutralize our existing airline segment hedge positions, which include the deferral transactions discussed above. As a result, we locked in the amount of the net hedge settlements for the remainder of 2016 and 2017. During the June 2016 quarter, we early settled $455 million of our airline segment's 2016 positions.

During the three and six months ended June 30, 2016, we recorded fuel hedge losses of $41 million and $315 million, respectively. During the three and six months ended June 30, 2015, we recorded a fuel hedge gain of $98 million and a fuel hedge loss of $313 million, respectively.

Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Condensed Consolidated Statements of Cash Flows. During the six months ended June 30, 2016, we reported $46 million in cash receipts and $205 million in cash payments associated with these transactions.

Hedge Position as of June 30, 2016

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	367	U.S. dollars	August 2022	$4	$7	$—	$—	$11
Foreign currency exchange contracts	63,516	Japanese yen	February 2019	7	3	(47)	(42)	(79)
	472	Canadian dollars
Not designated as hedges
Fuel hedge contracts (1)	239	gallons - crude oil, diesel and jet fuel	December 2017	762	30	(848)	(183)	(239)
Total derivative contracts				$773	$40	$(895)	$(225)	$(307)

(1)
As discussed above, we have early settled $455 million of our airline segment's 2016 hedge positions and entered into hedges designed to offset and effectively terminate our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2016 and 2017 hedge portfolio.

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

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
June 30, 2016
Net derivative contracts	$42	$8	$(164)	$(193)	$(307)
December 31, 2015
Net derivative contracts	$143	$21	$(737)	$(8)	$(581)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2016	2015	2016	2015
Three Months Ended June 30,
Foreign currency exchange contracts	$12	$41	$(63)	$(36)
Six Months Ended June 30,
Foreign currency exchange contracts	$36	$92	$(145)	$(52)

As of June 30, 2016, we have recorded $13 million of losses on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $27 million and $119 million as of June 30, 2016 and December 31, 2015, respectively.

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

(in millions)	June 30, 2016	December 31, 2015
Total debt at par value	$7,609	$8,098
Unamortized discount and debt issue cost, net	(117)	(152)
Net carrying amount	$7,492	$7,946

Fair value	$7,900	$8,400

Aircraft Financings

During the March 2016 quarter, we entered into financing arrangements to borrow $450 million, which are secured by 26 aircraft. These loans bear interest at a variable rate equal to LIBOR plus a specified margin and mature between 2019 and 2021.

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2016.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2016	2015	2016	2015
Three Months Ended June 30,
Service cost	$—	$—	$17	$16
Interest cost	229	221	37	35
Expected return on plan assets	(226)	(220)	(18)	(20)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	59	58	6	6
Net periodic cost	$62	$59	$35	$30

Six Months Ended June 30,
Service cost	$—	$—	$34	$32
Interest cost	458	442	74	70
Expected return on plan assets	(452)	(440)	(36)	(40)
Amortization of prior service credit	—	—	(14)	(14)
Recognized net actuarial loss	118	116	12	12
Net periodic cost	$124	$118	$70	$60

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $16.0 billion at June 30, 2016:

(in millions)	Total
Six months ending December 31, 2016	$1,050
2017	2,720
2018	3,270
2019	3,140
2020	2,320
Thereafter	3,480
Total	$15,980

Our future aircraft purchase commitments included the following aircraft at June 30, 2016:

Aircraft Type	Purchase Commitments
B-737-900ER	60
B-787-8	18
A321-200	77
A330-300	2
A330-900neo	25
A350-900	25
CS100	75
E190-100	16
Total	298

We have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

During the June 2016 quarter, we reached an agreement with Bombardier to acquire 75 CS100 aircraft with deliveries beginning in 2018 and continuing through 2022. Delta has flexibility under the purchase agreement with respect to deferral, acceleration, conversion and a limited number of cancellation rights. The agreement also includes options to purchase 50 additional aircraft. Following the CS100 purchase agreement, we have separately entered into an agreement to sell for our acquisition cost the E190-100 fleet following their delivery to us.

We also entered into firm commitments with Airbus for the delivery of 37 additional A321-200 aircraft. Deliveries will begin in November 2017 and continue through 2019.

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

Shuttle America

Shuttle America and its parent, Republic Airways Holdings (collectively, Republic Airways), filed for bankruptcy in February 2016. In connection with agreements to settle litigation currently pending between Republic Airways and Delta, wind-down 50-seat aircraft operations, return to full capacity of contracted operations for Embraer 170/175 aircraft and lease certain takeoff and landing slots at New York-LaGuardia, we have entered into a debtor-in-possession credit agreement to provide up to $75 million in liquidity to Republic Airways. We do not believe that Republic Airways' bankruptcy filing will have a material effect on our operations or financial statements.

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

Employees Under Collective Bargaining Agreements

At June 30, 2016, we had approximately 85,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$140	$(61)	$(7,275)
Changes in value (net of tax effect of $42)	—	(69)	16	(53)
Reclassifications into earnings (net of tax effect of $29)(1)	72	(23)	—	49
Balance at June 30, 2016 (net of tax effect of $1,235)	$(7,282)	$48	$(45)	$(7,279)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015 (net of tax effect of $1,279)	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $15)	—	25	(19)	6
Reclassifications into earnings (net of tax effect of $10)(1)	75	(58)	—	17
Balance at June 30, 2015 (net of tax effect of $1,254)	$(7,442)	$189	$(35)	$(7,288)

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

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2016 was $745 million and $1.3 billion, respectively, compared to $858 million and $1.6 billion during the three and six months ended June 30, 2015, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2016
Operating revenue:	$10,398	$1,027			$10,447
Sales to airline segment			$(178)	(1)
Exchanged products			(745)	(2)
Sales of refined products to third parties			(55)	(3)
Operating income	2,433	(10)	—		2,423
Interest expense, net	92	1	—		93
Depreciation and amortization	461	9	—		470
Total assets, end of period	50,213	1,421	—		51,634
Capital expenditures	1,026	20	—		1,046

Three Months Ended June 30, 2015
Operating revenue:	$10,592	$1,357			$10,707
Sales to airline segment			$(292)	(1)
Exchanged products			(858)	(2)
Sales of refined products to third parties			(92)	(3)
Operating income(4)	2,384	90	—		2,474
Interest expense, net	127	—	—		127
Depreciation and amortization	440	8	—		448
Total assets, end of period	51,508	1,173	—		52,681
Capital expenditures	906	13	—		919

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2016
Operating revenue:	$19,570	$1,792			$19,698
Sales to airline segment			$(322)	(1)
Exchanged products			(1,271)	(2)
Sales of refined products to third parties			(71)	(3)
Operating income(4)	4,001	(38)	—		3,963
Interest expense, net	199	1	—		200
Depreciation and amortization	938	18	—		956
Capital expenditures	1,884	33	—		1,917

Six Months Ended June 30, 2015
Operating revenue:	$19,906	$2,497			$20,095
Sales to airline segment			$(525)	(1)
Exchanged products			(1,640)	(2)
Sales of refined products to third parties			(143)	(3)
Operating income(4)	3,696	176	—		3,872
Interest expense, net	258	—	—		258
Depreciation and amortization	903	15	—		918
Capital expenditures	1,485	20	—		1,505

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of January 1, 2016	$52	$415
Additional costs and expenses	8	—
Payments	(46)	(44)
Liability as of June 30, 2016	$14	$371

Lease restructuring charges include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. We have retired 50-seat regional aircraft and older B-757-200 aircraft as a part of our domestic fleet restructuring over the past several years. Our domestic fleet restructuring is replacing these aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft. We are restructuring our Pacific fleet by removing less efficient B-747-400 aircraft and replacing them with smaller-gauge, widebody aircraft to better match capacity with demand.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$1,546	$1,485	$2,492	$2,231

Basic weighted average shares outstanding	758	803	766	811
Dilutive effect of share-based awards	5	8	6	8
Diluted weighted average shares outstanding	763	811	772	819

Basic earnings per share	$2.04	$1.85	$3.25	$2.75
Diluted earnings per share	$2.03	$1.83	$3.23	$2.72

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2016 Quarter Financial Highlights

Our pre-tax income for the June 2016 quarter was $2.4 billion, representing a $16 million decrease compared to the corresponding prior year period as lower passenger revenue and higher salaries and related costs offset the benefit provided by lower fuel prices. Pre-tax income, adjusted (a non-GAAP financial measure) increased $42 million, to $1.7 billion. The $668 million difference between pre-tax income and pre-tax income, adjusted in the June 2016 quarter is primarily composed of fuel hedge mark-to-market ("MTM") adjustments and settlements, which totaled $617 million. Fuel hedge MTM adjustment and settlements in the June 2015 quarter totaled $720 million.

Revenue. Our operating revenue decreased $260 million, or 2.4%, and passenger revenue per available seat mile ("PRASM") decreased 4.9% on 3.2% higher capacity compared to the June 2015 quarter, resulting primarily from weakness in the domestic close-in yield environment, the impact of U.S. dollar strength on international markets and imbalances between supply and demand principally in the Atlantic region and China.

Operating Expense. Total operating expense decreased $209 million and our consolidated operating cost per available seat mile ("CASM") decreased 5.6% to 12.16 cents compared to the June 2015 quarter, primarily due to lower fuel prices, which were partially offset by higher salaries and related costs. During the June 2016 quarter, Brent crude oil averaged $46 per barrel, which is significantly lower than the average of $62 per barrel during the June 2015 quarter. Salaries and related costs were higher as a result of pay rate increases implemented during the December 2015 quarter.

Despite pay rate increases, non-fuel unit costs ("CASM-Ex, including profit sharing," a non-GAAP financial measure) remained effectively flat at 9.54 cents compared to the June 2015 quarter despite higher salaries and related costs due to the impact of cost savings resulting from our domestic upgauging and other initiatives.

The non-GAAP financial measures for pre-tax income, adjusted and CASM-Ex, including profit sharing are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended June 30, 2016 and 2015

Operating Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger:
Mainline	$7,471	$7,587	$(116)	(1.5)%
Regional carriers	1,499	1,552	(53)	(3.4)%
Total passenger revenue	8,970	9,139	(169)	(1.8)%
Cargo	165	207	(42)	(20.3)%
Other	1,312	1,361	(49)	(3.6)%
Total operating revenue	$10,447	$10,707	$(260)	(2.4)%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended June 30, 2015
(in millions)	Three Months Ended June 30, 2016	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$4,721	0.2%	4.8%	5.6%	(4.4)%	(5.2)%	(0.7)	pts
Regional carriers	1,499	(3.4)%	2.1%	3.2%	(5.4)%	(6.4)%	(0.8)	pts
Domestic	6,220	(0.7)%	4.3%	5.2%	(4.8)%	(5.6)%	(0.8)	pts
Atlantic	1,511	(2.6)%	1.1%	2.0%	(3.6)%	(4.4)%	(0.7)	pts
Pacific	662	(8.3)%	(1.4)%	(3.4)%	(7.0)%	(5.1)%	1.8	pts
Latin America	577	(4.0)%	4.1%	0.9%	(7.8)%	(4.9)%	2.6	pts
Total	$8,970	(1.8)%	3.0%	3.2%	(4.7)%	(4.9)%	(0.1)	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

Passenger revenue decreased $169 million, or 1.8%, compared to the June 2015 quarter. PRASM decreased 4.9% and passenger mile yield decreased 4.7% on 3.2% higher capacity. Load factor was 0.1 point lower than the prior year quarter at 85.5%.

Unit revenues of the mainline domestic region and regional carriers decreased 5.2% and 6.4%, respectively, resulting from weakness in the close-in yield environment despite strong volume.

Revenues related to our international regions decreased 4.3% year-over-year primarily due to yield declines resulting from imbalances between supply and demand principally in the Atlantic region and China, the impact of foreign currency fluctuations, reductions in international fuel surcharges and economic challenges in certain regions.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth outpacing passenger demand. To address this imbalance between supply and demand, we will reduce capacity between the U.S. and the United Kingdom ("U.K.") during the second half of 2016.

Unit revenue declines in the Pacific compared to the June 2015 quarter primarily resulted from lower yen hedge gains, lower international fuel surcharges and yield declines resulting from industry capacity growth between the U.S. and China. We continued to optimize the Pacific region in order to improve margins by reducing our capacity 3.4% during the June 2016 quarter. Capacity reductions in underperforming markets in the Pacific region will continue throughout 2016.

Unit revenues declined in Latin America principally as a result of the strength of the U.S. dollar and economic challenges in Brazil. We continued to address unit revenue declines by investing in higher performing Mexican and Caribbean markets, while reducing capacity in Brazil.

Cargo Revenue. Cargo revenue decreased $42 million, or 20.3%, primarily due to weaker international demand compared to the June 2015 quarter.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$2,391	$2,195	$196	8.9%
Aircraft fuel and related taxes	1,228	1,457	(229)	(15.7)%
Regional carriers expense	1,096	1,097	(1)	(0.1)%
Contracted services	484	457	27	5.9%
Depreciation and amortization	470	448	22	4.9%
Aircraft maintenance materials and outside repairs	446	499	(53)	(10.6)%
Passenger commissions and other selling expenses	437	421	16	3.8%
Landing fees and other rents	376	388	(12)	(3.1)%
Profit sharing	324	411	(87)	(21.2)%
Passenger service	221	227	(6)	(2.6)%
Aircraft rent	66	60	6	10.0%
Other	485	573	(88)	(15.4)%
Total operating expense	$8,024	$8,233	$(209)	(2.5)%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases implemented in 2015. In the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees in conjunction with changes in the profit sharing program.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $305 million compared to the prior year quarter due to a 28% decrease in the market price per gallon of fuel, partially offset by lower fuel hedge gains, a 1.7% increase in consumption and a loss from our refinery segment in the current period compared to a profit in the prior year period. The table below presents fuel expense including our regional carriers:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Aircraft fuel and related taxes(1)	$1,228	$1,457	$(229)
Aircraft fuel and related taxes included within regional carriers expense	219	295	(76)
Total fuel expense	$1,447	$1,752	$(305)	(17.4)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)	2016	2015		2016	2015
Fuel purchase cost(1)	$1,440	$1,968	$(528)	$1.37	$1.91	$(0.54)
Airline segment fuel hedge gains(2)	(3)	(126)	123	—	(0.12)	0.12
Refinery segment impact(2)	10	(90)	100	0.01	(0.09)	0.10
Total fuel expense	$1,447	$1,752	$(305)	$1.38	$1.70	$(0.32)
MTM adjustments and settlements(3)	617	720	(103)	0.59	0.70	(0.11)
Total fuel expense, adjusted	$2,064	$2,472	$(408)	$1.97	$2.40	$(0.43)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)	For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Regional Carriers Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the market price of fuel, partially offset by scheduled contract carrier rate escalations and aircraft maintenance.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 3.2% increase in capacity.

Depreciation and Amortization. The increase in depreciation and amortization expense primarily relates to capital additions to our fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our maintenance, repair and overhaul ("MRO") services business. The decrease in aircraft maintenance materials and outside repairs expense primarily relates to the timing of maintenance events on our fleet and lower volume of sales from our MRO business.

Profit Sharing. The decrease in profit sharing is primarily due to an adjustment to the formula as described below. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year.

Other. The decrease in other expense primarily relates to lower costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Results of Operations - Six Months Ended June 30, 2016 and 2015

Operating Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger:
Mainline	$13,915	$14,136	$(221)	(1.6)%
Regional carriers	2,817	2,926	(109)	(3.7)%
Total passenger revenue	16,732	17,062	(330)	(1.9)%
Cargo	327	424	(97)	(22.9)%
Other	2,639	2,609	30	1.1%
Total operating revenue	$19,698	$20,095	$(397)	(2.0)%

Passenger Revenue

		Increase (Decrease) vs. Six Months Ended June 30, 2015
(in millions)	Six Months Ended June 30, 2016	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$8,932	1.6%	5.9%	6.7%	(4.1)%	(4.8)%	(0.7)	pts
Regional carriers	2,817	(3.7)%	1.3%	1.7%	(5.0)%	(5.3)%	(0.3)	pts
Domestic	11,749	0.3%	5.1%	5.8%	(4.6)%	(5.3)%	(0.6)	pts
Atlantic	2,430	(5.4)%	(0.6)%	(0.3)%	(4.8)%	(5.1)%	(0.3)	pts
Pacific	1,299	(11.1)%	(3.2)%	(6.2)%	(8.2)%	(5.3)%	2.7	pts
Latin America	1,254	(4.4)%	5.5%	3.0%	(9.4)%	(7.2)%	2.0	pts
Total	$16,732	(1.9)%	3.1%	3.0%	(4.9)%	(4.8)%	0.1	pts

Passenger revenue decreased $330 million, or 1.9%, compared to the six months ended June 2015. PRASM decreased 4.8% and passenger mile yield decreased 4.9% on 3.0% higher capacity. Load factor was 0.1 point higher than the prior year period at 83.9%.

Unit revenues of the mainline domestic region and regional carriers decreased 4.8% and 5.3%, respectively, resulting from weakness in the close-in yield environment despite strong volume.

Revenues related to our international regions decreased 6.7% year-over-year primarily due to yield declines resulting from imbalances between supply and demand principally in the Atlantic region and China, the impact of foreign currency fluctuations, continued reductions in international fuel surcharges and economic challenges in certain regions.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth outpacing passenger demand and the strength of the U.S. dollar. To address the imbalance between supply and demand, we will reduce capacity between the U.S. and the U.K. during the second half of 2016. In core European markets, U.S. point-of-sale demand was strong and recovered quickly following the events in Brussels in March. However, Europe point-of-sale demand has been soft largely due to the impact of weaker Euro exchange rates.

Unit revenue declines in the Pacific compared to the first half of 2015 primarily resulted from lower yen hedge gains, lower international fuel surcharges and yield declines resulting from industry capacity growth between the U.S. and China. We continued to optimize the Pacific region in order to improve margins by reducing our capacity 6.2% during the six months ended June 30, 2016. Capacity reductions in underperforming markets in the Pacific region will continue throughout 2016.

Unit revenues declined in Latin America principally as a result of the strength of the U.S. dollar and economic challenges in Brazil. We continued to address unit revenue declines by investing in higher performing Mexican and Caribbean markets, while reducing capacity in Brazil.

Cargo Revenue. Cargo revenue decreased $97 million, or 22.9%, primarily due to weaker international demand compared to the six months ended June 30, 2015.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$4,702	$4,287	$415	9.7%
Aircraft fuel and related taxes	2,455	3,292	(837)	(25.4)%
Regional carriers expense	2,102	2,150	(48)	(2.2)%
Contracted services	960	898	62	6.9%
Depreciation and amortization	956	918	38	4.1%
Aircraft maintenance materials and outside repairs	895	951	(56)	(5.9)%
Passenger commissions and other selling expenses	825	807	18	2.2%
Landing fees and other rents	724	761	(37)	(4.9)%
Profit sharing	596	547	49	9.0%
Passenger service	410	417	(7)	(1.7)%
Aircraft rent	132	120	12	10.0%
Other	978	1,075	(97)	(9.0)%
Total operating expense	$15,735	$16,223	$(488)	(3.0)%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases implemented in 2015. In the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees in conjunction with changes in the profit sharing program.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $1.0 billion compared to the prior year due to a 33% decrease in the market price per gallon of fuel, partially offset by a 1.5% increase in consumption and a loss from our refinery segment in the current year period compared to a profit in the prior year period. The table below presents fuel expense including our regional carriers:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Aircraft fuel and related taxes(1)	$2,455	$3,292	$(837)
Aircraft fuel and related taxes included within regional carriers expense	386	559	(173)
Total fuel expense	$2,841	$3,851	$(1,010)	(26.2)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)	2016	2015		2016	2015
Fuel purchase cost(1)	$2,533	$3,686	$(1,153)	$1.28	$1.89	$(0.61)
Airline segment fuel hedge losses(2)	270	341	(71)	0.14	0.18	(0.04)
Refinery segment impact(2)	38	(176)	214	0.02	(0.09)	0.11
Total fuel expense	$2,841	$3,851	$(1,010)	$1.44	$1.98	$(0.54)
MTM adjustments and settlements(3)	462	1,309	(847)	0.23	0.67	(0.44)
Total fuel expense, adjusted	$3,303	$5,160	$(1,857)	$1.67	$2.65	$(0.98)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The reduction in regional carrier expense is primarily due to lower fuel cost from a decrease in the market price of fuel, partially offset by scheduled contract carrier rate escalations and aircraft maintenance.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 3.0% increase in capacity.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO business. The decrease in aircraft maintenance materials and outside repairs expense primarily relates to the timing of maintenance events on our fleet and lower volume of sales from our MRO business.

Profit Sharing. The increase in profit sharing is driven by an increase in the projected full year pre-tax income, which is partially offset by an adjustment to the formula as described below, compared to the prior year. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year.

Other. The decrease in other expense primarily relates to lower costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Non-Operating Results	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016	2015	Favorable	2016	2015	Favorable
Interest expense, net	$(93)	$(127)	$34	$(200)	$(258)	$58
Miscellaneous, net	20	19	1	21	(62)	83
Total non-operating expense, net	$(73)	$(108)	$35	$(179)	$(320)	$141

The decline in interest expense, net results from reduced levels of debt and from the refinancing of debt obligations at lower interest rates. The principal amount of debt and capital leases has declined from $9.3 billion at June 30, 2015 to $7.9 billion at June 30, 2016.

In the six months ended June 30, 2016, miscellaneous, net is favorable primarily due to our proportionate share of earnings from our equity investment in Virgin Atlantic and lower foreign exchange losses compared to the six months ended June 30, 2015.

Income Taxes

We project that our annual effective tax rate for 2016 will be approximately 34%. The expected reduction in our rate from prior years is primarily related to differences in our global tax rates and the recognition of $24 million of excess tax benefits as a result of the adoption of ASU No. 2016-09. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of this accounting pronouncement. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges substantially all the non-jet fuel products it produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 188,000 barrels per day for use in airline operations during the June 2016 quarter. We believe that the jet fuel supply resulting from the refinery's operation has contributed to the reduction in the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery, operated by Monroe, does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market or obtain a waiver from the EPA. We recognized $54 million and $22 million of expense related to the RINs requirement in the June 2016 and 2015 quarters, respectively and $82 million and $50 million for the six months ended June 30, 2016 and 2015, respectively.

The refinery recorded losses of $10 million and $38 million in the three and six months ended June 30, 2016, respectively, compared to profits of $90 million and $176 million in the three and six months ended June 30, 2015, respectively. The refinery’s losses in the current periods compared to profits in the prior year were primarily attributable to lower product crack spreads. For more information regarding the refinery’s results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated(1)	2016		2015		2016		2015
Revenue passenger miles (in millions)	56,415		54,755		104,140		100,976
Available seat miles (in millions)	65,979		63,937		124,124		120,534
Passenger mile yield	15.90	¢	16.69	¢	16.07	¢	16.90	¢
PRASM	13.59	¢	14.29	¢	13.48	¢	14.16	¢
CASM	12.16	¢	12.88	¢	12.68	¢	13.46	¢
CASM-Ex, including profit sharing(2)	9.54	¢	9.55	¢	9.91	¢	9.70	¢
Passenger load factor	85.5%		85.6%		83.9%		83.8%
Fuel gallons consumed (in millions)	1,046		1,029		1,976		1,947
Average price per fuel gallon(3)	$1.38		$1.70		$1.44		$1.98
Average price per fuel gallon, adjusted(3)(4)	$1.97		$2.40		$1.67		$2.65
Full-time equivalent employees, end of period	84,791		83,247

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of non-owned regional carriers.

(2)	Non-GAAP financial measure defined in "June 2016 Quarter Financial Highlights" above. See reconciliation to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and six months ended June 30, 2016 and 2015.

Fleet Information

Our operating aircraft fleet and commitments at June 30, 2016 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	13	75	91	14.8	—	—
B-737-700	10	—	—	10	7.4	—	—
B-737-800	73	—	—	73	15.4	—	—
B-737-900ER	41	—	19	60	1.5	60	—
B-747-400	4	5	—	9	24.2	—	—
B-757-200	79	17	6	102	19.1	—	—
B-757-300	16	—	—	16	13.3	—	—
B-767-300	12	—	—	12	24.7	—	—
B-767-300ER	54	4	—	58	20.3	—	—
B-767-400ER	21	—	—	21	15.3	—	—
B-777-200ER	8	—	—	8	16.4	—	—
B-777-200LR	10	—	—	10	7.2	—	—
B-787-8(2)	—	—	—	—	—	18	—
A319-100	55	—	2	57	14.4	—	—
A320-200	58	—	11	69	21.3	—	—
A321-200	5	—	—	5	0.1	77	—
A330-200	11	—	—	11	11.2	—	—
A330-300	26	—	3	29	8.0	2	—
A330-900neo	—	—	—	—	—	25	—
A350-900	—	—	—	—	—	25	—
CS100(3)	—	—	—	—	—	75	50
E190-100(4)	—	—	—	—	—	16	—
MD-88	93	23	—	116	25.9	—	—
MD-90	63	2	—	65	19.4	—	—
Total	642	64	116	822	17.0	298	50

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf and are shown in the table below.

(2)	Our purchase commitment for the 18 B-787-8 aircraft provides for certain substitution rights, including for our current orders of B-737-900ER aircraft.

(3)
During the June 2016 quarter, we reached an agreement with Bombardier to acquire 75 CS100 aircraft with deliveries beginning in 2018 and continuing through 2022. Delta has flexibility under the purchase agreement with respect to deferral, acceleration, conversion and a limited number of cancellation rights. The agreement also includes options to purchase 50 additional aircraft.

(4)	Following the CS100 purchase agreement, we have separately entered into an agreement to sell for our acquisition cost the E190-100 fleet following their delivery to us.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at June 30, 2016:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	41	—	81	—	—	—	122
ExpressJet Airlines, Inc.	40	38	28	—	—	—	106
SkyWest Airlines, Inc.	59	23	36	—	—	—	118
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America	—	—	—	13	14	16	43
GoJet Airlines, LLC	—	22	7	—	—	—	29
Total	140	83	152	13	20	52	460

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2016, we had $5.4 billion in unrestricted liquidity, consisting of $3.0 billion in cash and cash equivalents and short-term investments and $2.4 billion in undrawn revolving credit facilities. During the six months ended June 30, 2016, we generated $4.2 billion in cash from operating activities, which we used, along with existing cash, to fund capital expenditures of $1.9 billion and return $2.0 billion to shareholders, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $4.2 billion and $4.4 billion in the six months ended June 30, 2016 and 2015, respectively. We also expect to generate positive cash flows from operations for the remainder of 2016.

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

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented approximately 18% of our total operating expenses for the six months ended June 30, 2016. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. During the March 2016 quarter, in order to better participate in the low fuel price environment, we reduced our hedging activity and entered into derivatives designed to offset and effectively terminate our existing airline segment hedge positions. As a result, we locked in the amount of the net hedge settlements for the remainder of 2016 and 2017. During the June 2016 quarter, we early settled $455 million of our airline segment's 2016 positions.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying those derivative contracts. Our hedge contracts were in a net loss position at June 30, 2016, resulting in $27 million of margin postings to counterparties.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We contributed $1.3 billion, including $950 million in cash and shares of our common stock from treasury with a value of $350 million, to our qualified defined benefit pension plans during the six months ended June 30, 2016. As a result of these contributions, we satisfied, on an accelerated basis, our 2016 required contributions for our defined benefit plans, including more than $750 million above the minimum funding requirements. During the six months ended June 30, 2015, we contributed $1.2 billion in cash to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year. During the six months ended June 30, 2016, we accrued $596 million in profit sharing expense based on current expectations for 2016 pre-tax profit.

We paid $1.5 billion in profit sharing in February 2016 related to our 2015 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. After making an advanced profit sharing payment of more than $300 million in October 2014, we paid an additional $756 million in profit sharing in February 2015 related to our 2014 pre-tax profit.

Investing Activities

Capital Expenditures. Our capital expenditures were $1.9 billion and $1.5 billion for the six months ended June 30, 2016 and 2015, respectively. Our capital expenditures during the six months ended June 30, 2016 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A321-200 and A330-300 aircraft, advanced deposit payments on B-737-900ER, A350-900, A321-200, A330-900neo and CS100 aircraft, and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. We expect that our total 2016 investment of over $3 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s and A330-300s, along with advance deposit payments for these and our A330-900neo, A350-900 and CS100 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Equity Investments. During 2015, we announced our intention to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, subject to regulatory approvals. If approved, the tender offer is expected to occur during the second half of 2016. As a result of this tender offer, when combined with our current holdings, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. Based on current exchange rates, the total amount to be paid for the additional shares and the shares underlying the derivative would be approximately $700 million.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $7.9 billion at June 30, 2016. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $10.4 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. As a result, in the past year we have received upgrades to our credit ratings by all three major rating agencies, including investment grade ratings from Moody's and Fitch. Continued improvement in our credit ratings could result in lower costs of borrowing, among other benefits. At June 30, 2016, our ratings were:

Rating Agency	Current Rating	Outlook
Moody's	Baa3	Stable
Fitch	BBB-	Stable
Standard & Poor's	BB+	Stable

Capital Return to Shareholders. During the six months ended June 30, 2016, we repurchased and retired 40.6 million shares at a cost of $1.8 billion, including $350 million of shares repurchased in conjunction with the treasury stock contributed to our qualified defined benefit pension plans.

(in millions, except dividends per share)	Dividends per Share	Share Repurchase Authorization	Average Repurchase Price	Completion Date	Authorization Remaining
May 2013 Program	$0.060	$500	$28.43	June 30, 2016	Completed June 2014
May 2014 Program	$0.090	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$0.135	$5,000	$44.85	December 31, 2017	$2,150

In the June 2016 quarter, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.2025 per share beginning in the September 2016 quarter.

Fuel Hedge Restructuring. During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. As a result, during the six months ended June 30, 2016, we reported $46 million in cash receipts and $205 million in cash payments associated with these transactions. For additional information regarding these deferral transactions, see Note 4 to the Notes to the Condensed Consolidated Financial Statements.

Undrawn Lines of Credit

We have $2.4 billion available in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2016.

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

Although we have not completed our assessment, we believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K.

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

We early adopted this standard in the March 2016 quarter. Although none of our available-for-sale or cost investments qualified for use of the equity method during the first half of 2016, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed during 2016, at which point our investment will qualify for the equity method of accounting. As of June 30, 2016, the unrealized gain recorded in AOCI related to our investment in Grupo Aeroméxico was $11 million.

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

We early adopted this standard in the June 2016 quarter. The adoption of this standard results in the recognition of $95 million of previously unrecognized excess tax benefits in deferred income taxes, net and an increase to retained earnings on our Consolidated Balance Sheet as of the beginning of the current year and the recognition of $24 million of excess tax benefits to our income tax provision for the three and six months ended June 30, 2016.

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

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted (a non-GAAP financial measure). We adjust pre-tax income for the following items to determine pre-tax income, adjusted, for the reasons described below:

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

	Three Months Ended June 30,
(in millions)	2016	2015
Pre-tax income	$2,350	$2,366
Adjusted for:
MTM adjustments and settlements	(617)	(720)
Restructuring and other	—	25
Virgin Atlantic MTM adjustments	(51)	(31)
Pre-tax income, adjusted	$1,682	$1,640

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CASM	12.16 ¢	12.88 ¢	12.68 ¢	13.46 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.19)	(2.74)	(2.29)	(3.19)
Restructuring and other	—	(0.04)	—	(0.03)
Other expenses	(0.43)	(0.55)	(0.48)	(0.54)
CASM-Ex	9.54 ¢	9.55 ¢	9.91 ¢	9.70 ¢

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. During the March 2016 quarter, to better participate in the low fuel price environment, we entered into derivatives designed to offset and effectively neutralize our existing airline segment hedge positions. As a result, we locked in the amount of the net hedge settlements for the remainder of 2016 and 2017. During the June 2016 quarter, we early settled $455 million of our airline segment's 2016 positions. During the three months ended June 30, 2016, we recorded fuel hedge losses of $41 million.

For the six months ended June 30, 2016, aircraft fuel and related taxes, including our regional carriers, accounted for $2.8 billion, or 18.1%, of our total operating expense. The following table shows the projected cash impact to fuel cost assuming the specified changes in fuel prices. As a result of effectively terminating our hedge positions as discussed above, the impact of our hedge portfolio due to changes in fuel prices during 2016 is not material.

Fuel Cost Sensitivity for the Period from July 1, 2016 to December 31, 2017

(in millions, except for percentages)	(Increase) Decrease(1)
+ 40%	$(3,580)
+ 20%	(1,790)
- 20%	1,790
- 40%	3,580

(1)
Projections based upon the (increase) decrease to unhedged fuel cost as compared to the jet fuel price per gallon of $1.38, excluding transportation costs and taxes, at June 30, 2016 and estimated fuel consumption of 6.1 billion gallons for the period from July 1, 2016 to December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2016 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. The legal proceeding described below has been described previously, including in our Form 10-K. The matter is described in this Form 10-Q to include recent developments in the case. Except as presented below, there have been no material changes from the legal proceedings described in our Form 10-K.

First Bag Fee Antitrust Litigation

In May-July 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways (“AirTran”), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran’s CEO at an analyst conference concerning fees for the first checked bag, Delta’s imposition of a fee for the first checked bag on November 4, 2008 and AirTran’s imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings in the Northern District of Georgia. On July 12, 2016, the Court issued an order granting the plaintiffs’ motion for class certification. The defendants have filed motions for summary judgment, which remain pending. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in June in which voters in the U.K. approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as Brexit) and begin negotiating the terms of the U.K.’s future relationship with the EU. The airline industry faces substantial uncertainty regarding the impact of the likely exit of the U.K. from the EU. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation of the airline industry or bilateral agreements governing air travel could have a negative impact on our operations, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2016 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 (the "2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in the June 2016 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

In addition, the table includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
April 2016	2,412,755	$45.70	2,412,755	$3,065
May 2016	13,481,271	$42.49	13,481,271	$2,420
June 2016	8,449,238	$40.79	8,449,238	$2,150
Total	24,343,264		24,343,264

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S. and Delta Air Lines, Inc., as amended through April 29, 2016*

10.2	Delta Air Lines, Inc. Performance Compensation Plan (as amended and restated)

10.3	Delta Air Lines, Inc. Officer and Director Severance Plan as amended and restated

10.4	Terms of 2016 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ Craig M. Meynard
Craig M. Meynard
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
July 14, 2016