Form 10-Q
period 2016-09-30
DELTA AIR LINES INC /DE/
filed 2016-10-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2016:
Common Stock, $0.0001 par value - 736,384,650 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms “Delta,” “we,” “us” and “our” refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”) and in "Part II, Item 1A. Risk Factors" of our Form 10-Q for the quarterly period ended June 30, 2016, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 13, 2016

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,638	$1,972
Short-term investments	1,514	1,465
Accounts receivable, net of an allowance for uncollectible accounts of $13 and $9 at September 30, 2016 and December 31, 2015, respectively	1,996	2,020
Fuel inventory	424	379
Expendable parts and supplies inventories, net of an allowance for obsolescence of $108 and $114 at September 30, 2016 and December 31, 2015, respectively	351	318
Hedge derivatives asset	496	1,987
Prepaid expenses and other	910	915
Total current assets	7,329	9,056
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $12,106 and $10,871 at September 30, 2016 and December 31, 2015, respectively	24,105	23,039
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $824 and $811 at September 30, 2016 and December 31, 2015, respectively	4,848	4,861
Deferred income taxes, net	3,150	4,956
Other noncurrent assets	1,722	1,428
Total other assets	19,514	21,039
Total assets	$50,948	$53,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,092	$1,563
Air traffic liability	5,142	4,503
Accounts payable	2,567	2,743
Accrued salaries and related benefits	2,628	3,195
Hedge derivatives liability	724	2,581
Frequent flyer deferred revenue	1,628	1,635
Other accrued liabilities	1,366	1,306
Total current liabilities	15,147	17,526
Noncurrent Liabilities:
Long-term debt and capital leases	6,473	6,766
Pension, postretirement and related benefits	12,587	13,855
Frequent flyer deferred revenue	2,275	2,246
Other noncurrent liabilities	1,956	1,891
Total noncurrent liabilities	23,291	24,758
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 750,515,601 and 799,850,675 shares issued at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	8,887	10,875
Retained earnings	11,109	7,623
Accumulated other comprehensive loss	(7,212)	(7,275)
Treasury stock, at cost, 14,130,951 and 21,066,684 shares at September 30, 2016 and December 31, 2015, respectively	(274)	(373)
Total stockholders' equity	12,510	10,850
Total liabilities and stockholders' equity	$50,948	$53,134

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Operating Revenue:
Passenger:
Mainline	$7,615	$8,059	$21,530	$22,195
Regional carriers	1,456	1,536	4,273	4,462
Total passenger revenue	9,071	9,595	25,803	26,657
Cargo	167	196	494	620
Other	1,245	1,316	3,884	3,925
Total operating revenue	10,483	11,107	30,181	31,202

Operating Expense:
Salaries and related costs	2,463	2,276	7,165	6,563
Aircraft fuel and related taxes	1,422	1,819	3,877	5,111
Regional carriers expense	1,119	1,073	3,221	3,223
Contracted services	520	477	1,480	1,375
Depreciation and amortization	474	466	1,430	1,384
Aircraft maintenance materials and outside repairs	462	479	1,357	1,430
Passenger commissions and other selling expenses	466	463	1,291	1,270
Landing fees and other rents	399	403	1,123	1,164
Profit sharing	326	563	922	1,110
Passenger service	264	247	674	664
Aircraft rent	72	63	204	183
Other	527	565	1,505	1,640
Total operating expense	8,514	8,894	24,249	25,117

Operating Income	1,969	2,213	5,932	6,085

Non-Operating Expense:
Interest expense, net	(95)	(121)	(295)	(379)
Miscellaneous, net	26	(20)	47	(82)
Total non-operating expense, net	(69)	(141)	(248)	(461)

Income Before Income Taxes	1,900	2,072	5,684	5,624

Income Tax Provision	(641)	(757)	(1,933)	(2,078)

Net Income	$1,259	$1,315	$3,751	$3,546

Basic Earnings Per Share	$1.70	$1.67	$4.95	$4.42
Diluted Earnings Per Share	$1.69	$1.65	$4.92	$4.37
Cash Dividends Declared Per Share	$0.2025	$0.135	$0.4725	$0.315

Comprehensive Income	$1,326	$1,287	$3,814	$3,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2016	2015
Net Cash Provided by Operating Activities	$6,080	$6,448

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,149)	(1,583)
Ground property and equipment, including technology	(448)	(484)
Purchase of equity investments	—	(500)
Purchase of short-term investments	(1,480)	(740)
Redemption of short-term investments	1,436	510
Other, net	41	21
Net cash used in investing activities	(2,600)	(2,776)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,403)	(2,151)
Repurchase of common stock	(2,301)	(1,775)
Cash dividends	(360)	(254)
Fuel card obligation	(14)	(343)
Payments on hedge derivative contracts	(401)	(17)
Proceeds from hedge derivative contracts	166	145
Proceeds from short-term obligations	68	—
Proceeds from long-term obligations	450	1,038
Other, net	(19)	(34)
Net cash used in financing activities	(3,814)	(3,391)

Net (Decrease) Increase in Cash and Cash Equivalents	(334)	281
Cash and cash equivalents at beginning of period	1,972	2,088
Cash and cash equivalents at end of period	$1,638	$2,369

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$—
Flight equipment acquired under capital leases	55	104

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

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results for the entire year.

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

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used since the investment was acquired. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings.

We early adopted this standard during the March 2016 quarter. Although none of our available-for-sale or cost investments qualified for use of the equity method during 2016, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed in the next six months, at which point our investment will qualify for the equity method of accounting. As of September 30, 2016, the unrealized gain recorded in AOCI related to our investment in Grupo Aeroméxico was $4 million.

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

We early adopted this standard during the June 2016 quarter. The adoption of this standard resulted in the recognition of $95 million of previously unrecognized excess tax benefits in deferred income taxes, net and an increase to retained earnings on our Consolidated Balance Sheet as of the beginning of the current year and the recognition of $31 million of excess tax benefits to our income tax provision for the nine months ended September 30, 2016.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2016	Level 1	Level 2
Cash equivalents	$1,080	$1,080	$—
Short-term investments
U.S. government and agency securities	250	170	80
Asset- and mortgage-backed securities	265	—	265
Corporate obligations	880	—	880
Other fixed income securities	119	—	119
Restricted cash equivalents and investments	69	69	—
Long-term investments	161	135	26
Hedge derivatives, net
Fuel hedge contracts	(271)	(4)	(267)
Interest rate contract	8	—	8
Foreign currency exchange contracts	(64)	—	(64)

(in millions)	December 31, 2015	Level 1	Level 2
Cash equivalents	$1,543	$1,543	$—
Short-term investments
U.S. government and agency securities	151	74	77
Asset- and mortgage-backed securities	380	—	380
Corporate obligations	896	—	896
Other fixed income securities	38	—	38
Restricted cash equivalents and investments	49	49	—
Long-term investments	155	130	25
Hedge derivatives, net
Fuel hedge contracts	(672)	65	(737)
Interest rate contract	(3)	—	(3)
Foreign currency exchange contracts	94	—	94

Cash Equivalents and Restricted Cash Equivalents and Investments. Cash equivalents generally consist of money market funds. Restricted cash equivalents and investments generally consist of money market funds and time deposits, which relate to certain self-insurance obligations and facility lease commitments. The fair value of these investments is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 21% to 46% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at September 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

(in millions)	Available-For-Sale
Due in one year or less	$341
Due after one year through three years	940
Due after three years through five years	169
Due after five years	64
Total	$1,514

Long-Term Investments

We have developed strategic relationships with certain international airlines through equity investments or other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

•
Aeroméxico. We own 4.2% of the outstanding shares of Grupo Aeroméxico, and we have derivative contracts that may be settled for shares of Grupo Aeroméxico, including one obtained in the September 2016 quarter. Our total derivative contract holdings represent 12.9% of Grupo Aeroméxico's shares. During 2015, we announced our intention to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, subject to regulatory approvals. If approved, the tender offer is expected to be completed in the next six months. As a result of this tender offer, when combined with our current holdings, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. Based on current exchange rates, the total amount to be paid for the additional shares and the shares underlying the derivatives would be approximately $710 million.

•
GOL. During 2015, we acquired preferred shares of GOL's parent company, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of September 30, 2016.

Challenges in the Brazilian economy and GOL’s recent financial performance have caused the fair value of our equity investment in GOL’s parent company to decline to $64 million with a $42 million loss recorded in AOCI at September 30, 2016. The loss recorded in AOCI as of December 31, 2015 was $84 million. As GOL’s shares have traded below our cost basis for longer than a year, we evaluated whether the investment was other-than-temporarily impaired. We determined the investment was not impaired as GOL’s management is executing measures to maximize operational and network efficiency and control costs, which we anticipate will improve GOL’s financial performance and the fair value of our investment. The market price of GOL's shares has more than doubled since December 31, 2015. In addition, we currently have the intent and ability to maintain our investment in GOL to allow for the recovery of its market value as GOL is a strategic investment for us and operates as an extension of our global network.

•
China Eastern. During 2015, we acquired shares of China Eastern, which provide us with a 3.2% stake in the airline. In conjunction with this transaction, we and China Eastern entered into a new commercial agreement to expand our relationship and better connect the networks of the two airlines. As the investment agreement restricts our sale or transfer of these shares for a period of three years after acquisition, we are accounting for the investment at cost during this period. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares.

We have, however, evaluated whether the decline in the value of China Eastern's shares would impair our investment. We considered the recent conditions and outlook for both China Eastern and the broader Chinese economy, as well as the nature of our investment in China Eastern. We determined that the investment was not impaired as the share price decline primarily results from declines in the broader Chinese equity markets and is not specific to China Eastern's financial performance. In addition, we have the intent and ability to maintain our investment in China Eastern to allow for the recovery of its market value as China Eastern is a strategic investment for us and operates as an extension of our global network.

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

During the three and nine months ended September 30, 2016, we recorded fuel hedge losses of $11 million and $326 million, respectively. During the three and nine months ended September 30, 2015, we recorded fuel hedge losses of $250 million and $563 million, respectively.

Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Condensed Consolidated Statements of Cash Flows.

Hedge Position as of September 30, 2016

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	349	U.S. dollars	August 2022	$3	$5	$—	$—	$8
Foreign currency exchange contracts	60,509	Japanese yen	February 2019	10	2	(44)	(32)	(64)
	396	Canadian dollars
Not designated as hedges
Fuel hedge contracts (1)	179	gallons - crude oil, diesel and jet fuel	December 2017	483	39	(680)	(113)	(271)
Total derivative contracts				$496	$46	$(724)	$(145)	$(327)

(1)
As discussed above, we have early settled $455 million of our airline segment's 2016 hedge positions and entered into hedges designed to offset and effectively terminate our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2016 and 2017 airline segment hedge portfolio.

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

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
September 30, 2016
Net derivative contracts	$10	$7	$(238)	$(106)	$(327)
December 31, 2015
Net derivative contracts	$143	$21	$(737)	$(8)	$(581)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2016	2015	2016	2015
Three Months Ended September 30,
Foreign currency exchange contracts	$(2)	$69	$(2)	$(53)
Nine Months Ended September 30,
Foreign currency exchange contracts	$34	$161	$(147)	$(105)

As of September 30, 2016, we have recorded $24 million of losses on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $20 million and $119 million as of September 30, 2016 and December 31, 2015, respectively.

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

(in millions)	September 30, 2016	December 31, 2015
Total debt at par value	$7,402	$8,098
Unamortized discount and debt issue cost, net	(110)	(152)
Net carrying amount	$7,292	$7,946

Fair value	$7,700	$8,400

Aircraft Financings

During the March 2016 quarter, we entered into financing arrangements to borrow $450 million, which are secured by 26 aircraft. These loans bear interest at a variable rate equal to LIBOR plus a specified margin and mature between 2019 and 2021.

Covenants

We were in compliance with the covenants in our financing agreements at September 30, 2016.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2016	2015	2016	2015
Three Months Ended September 30,
Service cost	$—	$—	$17	$16
Interest cost	229	221	37	35
Expected return on plan assets	(226)	(220)	(18)	(20)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	59	61	6	6
Net periodic cost	$62	$62	$35	$30

Nine Months Ended September 30,
Service cost	$—	$—	$51	$48
Interest cost	687	663	111	105
Expected return on plan assets	(678)	(660)	(54)	(60)
Amortization of prior service credit	—	—	(21)	(21)
Recognized net actuarial loss	177	177	18	18
Net periodic cost	$186	$180	$105	$90

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $15.4 billion at September 30, 2016:

(in millions)	Total
Three months ending December 31, 2016	$450
2017	2,690
2018	2,880
2019	3,380
2020	2,540
Thereafter	3,480
Total	$15,420

Our future aircraft purchase commitments included the following aircraft at September 30, 2016:

Aircraft Type	Purchase Commitments
B-737-900ER	55
B-787-8	18
A321-200	71
A330-300	2
A330-900neo	25
A350-900	25
CS100	75
E190-100	8
Total	279

We have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our purchase commitment for the 18 B-787-8 aircraft provides for certain aircraft substitution rights, including for our current orders of B-737-900ER aircraft.

During the June 2016 quarter, we reached an agreement with Bombardier to acquire 75 CS100 aircraft with deliveries beginning in 2018 and continuing through 2022. We have flexibility under the purchase agreement with respect to deferral, acceleration, conversion and a limited number of cancellation rights. The agreement also includes options to purchase 50 additional aircraft. Following the CS100 purchase agreement, we entered into an agreement to sell the E190-100 fleet following their delivery to us.

Also during the June 2016 quarter, we entered into firm commitments with Airbus for the delivery of 37 additional A321-200 aircraft. Deliveries will begin in November 2017 and continue through 2019.

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

Shuttle America

Shuttle America and its parent, Republic Airways Holdings (collectively, Republic Airways), filed for bankruptcy in February 2016. In connection with agreements to settle litigation currently pending between Republic Airways and Delta, wind-down 50-seat aircraft operations, return to full capacity of contracted operations for Embraer 170/175 aircraft and lease certain takeoff and landing slots at New York-LaGuardia, we entered into a debtor-in-possession credit agreement to provide up to $75 million in liquidity to Republic Airways. The debtor-in-possession credit agreement remained undrawn as of September 30, 2016. We do not believe that Republic Airways' bankruptcy filing will have a material effect on our operations or financial statements.

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

Employees Under Collective Bargaining Agreements

At September 30, 2016, we had approximately 84,000 full-time equivalent employees. Approximately 18% of these employees were represented by unions.

On September 30, 2016, we reached a comprehensive agreement in principle with the Air Line Pilots Association (“ALPA”) for a new Pilot Working Agreement. From this agreement in principle, a tentative agreement will be finalized and presented to ALPA’s Master Executive Council ("MEC"). If the MEC approves the tentative agreement, the agreement will be presented to our pilots for ratification. This process could take several months. If this new agreement is ratified, the pilots will receive an 18% pay increase retroactive to January 1, 2016.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$140	$(61)	$(7,275)
Changes in value (net of tax effect of $43)	—	(72)	46	(26)
Reclassifications into earnings (net of tax effect of $51)(1)	111	(22)	—	89
Balance at September 30, 2016 (net of tax effect of $1,214)	$(7,243)	$46	$(15)	$(7,212)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015 (net of tax effect of $1,279)	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $21)	—	35	(52)	(17)
Reclassifications into earnings (net of tax effect of $7)(1)	114	(102)	—	12
Balance at September 30, 2015 (net of tax effect of $1,251)	$(7,403)	$155	$(68)	$(7,316)

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

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2016 was $734 million and $2.0 billion, respectively, compared to $761 million and $2.4 billion during the three and nine months ended September 30, 2015, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2016
Operating revenue:	$10,473	$971			$10,483
Sales to airline segment			$(173)	(1)
Exchanged products			(734)	(2)
Sales of refined products to third parties			(54)	(3)
Operating income (loss)(4)	2,014	(45)	—		1,969
Interest expense, net	94	1	—		95
Depreciation and amortization	464	10	—		474
Total assets, end of period	49,748	1,200	—		50,948
Capital expenditures	652	28	—		680

Three Months Ended September 30, 2015
Operating revenue:	$10,994	$1,258			$11,107
Sales to airline segment			$(267)	(1)
Exchanged products			(761)	(2)
Sales of refined products to third parties			(117)	(3)
Operating income(4)	2,107	106	—		2,213
Interest expense, net	121	—	—		121
Depreciation and amortization	458	8	—		466
Total assets, end of period	52,287	1,258	—		53,545
Capital expenditures	536	26	—		562

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2016
Operating revenue:	$30,043	$2,763			$30,181
Sales to airline segment			$(495)	(1)
Exchanged products			(2,005)	(2)
Sales of refined products to third parties			(125)	(3)
Operating income (loss)(4)	6,015	(83)	—		5,932
Interest expense, net	293	2	—		295
Depreciation and amortization	1,402	28	—		1,430
Capital expenditures	2,536	61	—		2,597

Nine Months Ended September 30, 2015
Operating revenue:	$30,900	$3,755			$31,202
Sales to airline segment			$(792)	(1)
Exchanged products			(2,401)	(2)
Sales of refined products to third parties			(260)	(3)
Operating income(4)	5,803	282	—		6,085
Interest expense, net	379	—	—		379
Depreciation and amortization	1,361	23	—		1,384
Capital expenditures	2,021	46	—		2,067

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	Represents sales of refined products to third parties. These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Severance and Related Costs	Lease Restructuring
Liability as of January 1, 2016	$52	$415
Additional costs and expenses	15	—
Payments	(48)	(63)
Liability as of September 30, 2016	$19	$352

Lease restructuring charges include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. Our domestic fleet restructuring initiative is replacing 50-seat regional aircraft and older B-757-200 aircraft with more efficient and customer preferred CRJ-900, B-717-200 and B-737-900ER aircraft. We are also restructuring our Pacific fleet by removing less efficient B-747-400 aircraft and replacing them with smaller-gauge, widebody aircraft to better match capacity with demand.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income	$1,259	$1,315	$3,751	$3,546

Basic weighted average shares outstanding	740	788	758	803
Dilutive effect of share-based awards	4	7	4	8
Diluted weighted average shares outstanding	744	795	762	811

Basic earnings per share	$1.70	$1.67	$4.95	$4.42
Diluted earnings per share	$1.69	$1.65	$4.92	$4.37

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2016 Quarter Financial Highlights

Our pre-tax income for the September 2016 quarter was $1.9 billion, representing a $172 million decrease compared to the corresponding prior year period as lower passenger revenue, higher salaries and related costs and costs associated with a technology outage offset the benefit provided by lower fuel prices.

On the morning of August 8, 2016, our corporate data center suffered a loss of power leading to a widespread technology outage. The outage resulted from certain data center components failing to connect to backup power. As a result of the outage, we canceled approximately 2,300 flights over three days. The outage and subsequent recovery efforts reduced pre-tax income by an estimated $150 million.

Revenue. Our operating revenue decreased $624 million, or 5.6%, and passenger revenue per available seat mile ("PRASM") decreased 6.8% on 1.5% higher capacity compared to the September 2015 quarter, resulting primarily from the impact of U.S. dollar strength on sales in international markets, imbalances between supply and demand principally in the Atlantic region and China, weakness in the domestic close-in yield environment and the technology outage.

Operating Expense. Total operating expense decreased $380 million, and our consolidated operating cost per available seat mile ("CASM") decreased 5.7% to 12.33 cents compared to the September 2015 quarter, primarily due to lower fuel prices, which were partially offset by higher salaries and related costs as well as costs associated with the technology outage. During the September 2016 quarter, Brent crude oil averaged $46 per barrel compared to the average of $50 per barrel during the September 2015 quarter. Salaries and related costs were higher as a result of pay rate increases implemented during the December 2015 quarter.

Despite pay rate increases, non-fuel unit costs ("CASM-Ex, including profit sharing," a non-GAAP financial measure) only increased 0.1% to 9.58 cents compared to the September 2015 quarter due to the impact of cost savings resulting from our domestic upgauging and other initiatives.

In addition to the previously-implemented pay rate increases, on September 30, 2016, we reached a comprehensive agreement in principle with ALPA for a new Pilot Working Agreement. From this agreement in principle, a tentative agreement will be finalized and presented to ALPA’s MEC. If the MEC approves the tentative agreement, the agreement will be presented to our pilots for ratification. This process could take several months. If this new agreement is ratified, the pilots will receive an 18% pay increase retroactive to January 1, 2016.

The non-GAAP financial measure for CASM-Ex, including profit sharing is defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended September 30, 2016 and 2015

Operating Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger:
Mainline	$7,615	$8,059	$(444)	(5.5)%
Regional carriers	1,456	1,536	(80)	(5.2)%
Total passenger revenue	9,071	9,595	(524)	(5.5)%
Cargo	167	196	(29)	(14.8)%
Other	1,245	1,316	(71)	(5.4)%
Total operating revenue	$10,483	$11,107	$(624)	(5.6)%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended September 30, 2015
(in millions)	Three Months Ended September 30, 2016	Passenger Revenue	RPMs(1) (Traffic)	ASMs(2) (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$4,615	(3.3)%	2.0%	4.4%	(5.3)%	(7.4)%	(2.0)	pts
Regional carriers	1,456	(5.2)%	(1.0)%	0.5%	(4.2)%	(5.7)%	(1.3)	pts
Domestic	6,071	(3.8)%	1.5%	3.7%	(5.2)%	(7.2)%	(1.8)	pts
Atlantic	1,671	(8.0)%	(1.5)%	1.9%	(6.6)%	(9.7)%	(2.9)	pts
Pacific	758	(14.5)%	(5.7)%	(7.7)%	(9.3)%	(7.4)%	1.9	pts
Latin America	571	(1.9)%	(1.0)%	(3.2)%	(0.9)%	1.4%	2.0	pts
Total	$9,071	(5.5)%	(0.2)%	1.5%	(5.3)%	(6.8)%	(1.4)	pts

(1)	Revenue passenger miles (“RPMs”)

(2)	Available seat miles (“ASMs”)

Passenger revenue decreased $524 million, or 5.5%, compared to the September 2015 quarter. PRASM decreased 6.8% and passenger mile yield decreased 5.3% on 1.5% higher capacity. Approximately one percentage point of the PRASM decrease related to the August technology outage. Load factor was 1.4 points lower than the prior year quarter at 85.4%.

Unit revenues of the mainline domestic region and regional carriers decreased 7.4% and 5.7%, respectively, resulting from weakness in the close-in yield environment, primarily in the first half of the September 2016 quarter.

Revenues related to our international regions decreased 8.7% year-over-year primarily due to yield declines resulting from imbalances between supply and demand principally in the Atlantic region and China, the impact of foreign currency fluctuations and economic challenges in certain regions.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth outpacing passenger demand. To address this imbalance between supply and demand, we will continue to reduce capacity between the U.S. and the United Kingdom ("U.K.") during the December 2016 quarter.

Unit revenue declines in the Pacific compared to the September 2015 quarter primarily resulted from lower yen hedge gains and yield declines resulting from industry capacity growth between the U.S. and China. During the September 2016 quarter, the U.S. Department of Transportation announced that we have been awarded two daytime slot pairs at Tokyo's Haneda Airport (from Los Angeles and Minneapolis). We plan to commence these routes and cancel other routes in the Pacific region during the December 2016 quarter as part of our ongoing optimization of the Pacific region.

Unit revenues increased in Latin America principally as a result of a 30% unit revenue improvement in Brazil compared to the September 2015 quarter, related to improved traffic and the strengthening of the Brazilian real against the U.S. dollar. Business markets in Mexico also contributed to the Latin America unit revenue improvement. Open Skies between the U.S. and Mexico was ratified and took effect in August 2016 and our application for antitrust immunity with Aeroméxico may be approved in the next six months, which should continue to strengthen our performance in the important Mexican business markets.

Cargo Revenue. Cargo revenue decreased $29 million, or 14.8%, primarily due to weaker international demand compared to the September 2015 quarter.

Other Revenue. Other revenue decreased $71 million, or 5.4%, primarily due to lower refinery sales, which were partially offset by higher loyalty program revenues, compared to the September 2015 quarter.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$2,463	$2,276	$187	8.2%
Aircraft fuel and related taxes	1,422	1,819	(397)	(21.8)%
Regional carriers expense	1,119	1,073	46	4.3%
Contracted services	520	477	43	9.0%
Depreciation and amortization	474	466	8	1.7%
Aircraft maintenance materials and outside repairs	462	479	(17)	(3.5)%
Passenger commissions and other selling expenses	466	463	3	0.6%
Landing fees and other rents	399	403	(4)	(1.0)%
Profit sharing	326	563	(237)	(42.1)%
Passenger service	264	247	17	6.9%
Aircraft rent	72	63	9	14.3%
Other	527	565	(38)	(6.7)%
Total operating expense	$8,514	$8,894	$(380)	(4.3)%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases implemented in 2015. In the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees in conjunction with changes in the profit sharing program.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $424 million compared to the prior year quarter due to a 10% decrease in the market price per gallon of fuel and lower fuel hedge losses, partially offset by a loss from our refinery segment in the current period compared to a profit in the prior year period. The table below presents fuel expense including our regional carriers:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Aircraft fuel and related taxes(1)	$1,422	$1,819	$(397)
Aircraft fuel and related taxes included within regional carriers expense	230	257	(27)
Total fuel expense	$1,652	$2,076	$(424)	(20.4)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)	2016	2015		2016	2015
Fuel purchase cost(1)	$1,585	$1,833	$(248)	$1.44	$1.67	$(0.23)
Airline segment fuel hedge losses(2)	22	349	(327)	0.02	0.32	(0.30)
Refinery segment impact(2)	45	(106)	151	0.04	(0.10)	0.14
Total fuel expense	$1,652	$2,076	$(424)	$1.50	$1.89	$(0.39)
MTM adjustments and settlements(3)	(23)	(99)	76	(0.02)	(0.09)	0.07
Total fuel expense, adjusted	$1,629	$1,977	$(348)	$1.48	$1.80	$(0.32)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The increase in regional carrier expense is primarily due to aircraft maintenance and scheduled contract carrier rate escalations, partially offset by lower fuel cost from the decrease in the market price of fuel.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 1.5% increase in capacity.

Profit Sharing. The decrease in profit sharing is primarily due to an adjustment to the profit sharing calculation. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year.

Other. The decrease in other expense primarily relates to lower costs associated with sales of non-jet fuel products to third parties by our oil refinery, partially offset by costs associated with the technology outage that occurred in August 2016.

Results of Operations - Nine Months Ended September 30, 2016 and 2015

Operating Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger:
Mainline	$21,530	$22,195	$(665)	(3.0)%
Regional carriers	4,273	4,462	(189)	(4.2)%
Total passenger revenue	25,803	26,657	(854)	(3.2)%
Cargo	494	620	(126)	(20.3)%
Other	3,884	3,925	(41)	(1.0)%
Total operating revenue	$30,181	$31,202	$(1,021)	(3.3)%

Passenger Revenue

		Increase (Decrease) vs. Nine Months Ended September 30, 2015
(in millions)	Nine Months Ended September 30, 2016	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$13,547	(0.2)%	4.5%	5.9%	(4.4)%	(5.7)%	(1.1)	pts
Regional carriers	4,273	(4.2)%	0.5%	1.3%	(4.7)%	(5.4)%	(0.6)	pts
Domestic	17,820	(1.2)%	3.8%	5.1%	(4.8)%	(5.9)%	(1.0)	pts
Atlantic	4,101	(6.5)%	(1.0)%	0.6%	(5.6)%	(7.0)%	(1.3)	pts
Pacific	2,057	(12.4)%	(4.1)%	(6.7)%	(8.7)%	(6.1)%	2.4	pts
Latin America	1,825	(3.6)%	3.4%	1.1%	(6.8)%	(4.6)%	1.9	pts
Total	$25,803	(3.2)%	1.9%	2.4%	(5.0)%	(5.5)%	(0.5)	pts

Passenger revenue decreased $854 million, or 3.2%, compared to the nine months ended September 30, 2015. PRASM decreased 5.5% and passenger mile yield decreased 5.0% on 2.4% higher capacity. Load factor was 0.5 points lower than the prior year period at 84.4%.

Unit revenues of the mainline domestic region and regional carriers decreased 5.7% and 5.4%, respectively, resulting from weakness in the close-in yield environment despite strong volume.

Revenues related to our international regions decreased 7.5% year-over-year primarily due to yield declines resulting from imbalances between supply and demand principally in the Atlantic region and China, the impact of foreign currency fluctuations, continued reductions in international fuel surcharges and economic challenges in certain regions.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth outpacing passenger demand and the strength of the U.S. dollar. To address the imbalance between supply and demand, we will continue to reduce capacity between the U.S. and the U.K. during the December 2016 quarter. In core European markets, U.S. point-of-sale demand was strong and recovered quickly following the events in Brussels in March. However, Europe point-of-sale demand has been soft largely due to the impact of weaker Euro exchange rates.

Unit revenue declines in the Pacific compared to the first nine months of 2015 primarily resulted from lower yen hedge gains, lower international fuel surcharges and yield declines resulting from industry capacity growth between the U.S. and China. During the September 2016 quarter, the U.S. Department of Transportation announced that we have been awarded two daytime slot pairs at Tokyo's Haneda Airport (from Los Angeles and Minneapolis). We plan to commence these routes and cancel other routes in the Pacific region during the December 2016 quarter as part of our ongoing optimization of the Pacific region.

Unit revenues declined in Latin America compared to the prior year, despite improvement during the September 2016 quarter. We continued to address unit revenue declines by investing in higher performing Mexican business markets. Open Skies between the U.S. and Mexico was ratified and took effect in August 2016 and our application for antitrust immunity with Aeroméxico may be approved in the next six months, which should continue to strengthen our performance in the important Mexican business markets.

Cargo Revenue. Cargo revenue decreased $126 million, or 20.3%, primarily due to weaker international demand compared to the nine months ended September 30, 2015.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$7,165	$6,563	$602	9.2%
Aircraft fuel and related taxes	3,877	5,111	(1,234)	(24.1)%
Regional carriers expense	3,221	3,223	(2)	(0.1)%
Contracted services	1,480	1,375	105	7.6%
Depreciation and amortization	1,430	1,384	46	3.3%
Aircraft maintenance materials and outside repairs	1,357	1,430	(73)	(5.1)%
Passenger commissions and other selling expenses	1,291	1,270	21	1.7%
Landing fees and other rents	1,123	1,164	(41)	(3.5)%
Profit sharing	922	1,110	(188)	(16.9)%
Passenger service	674	664	10	1.5%
Aircraft rent	204	183	21	11.5%
Other	1,505	1,640	(135)	(8.2)%
Total operating expense	$24,249	$25,117	$(868)	(3.5)%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases implemented in 2015. In the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees in conjunction with changes in the profit sharing program.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $1.4 billion compared to the prior year due to a 26% decrease in the market price per gallon of fuel and lower fuel hedge losses, partially offset by a loss from our refinery segment in the current year period compared to a profit in the prior year period and a 1.1% increase in consumption. The table below presents fuel expense including our regional carriers:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Aircraft fuel and related taxes(1)	$3,877	$5,111	$(1,234)
Aircraft fuel and related taxes included within regional carriers expense	616	816	(200)
Total fuel expense	$4,493	$5,927	$(1,434)	(24.2)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)	2016	2015		2016	2015
Fuel purchase cost(1)	$4,118	$5,519	$(1,401)	$1.34	$1.81	$(0.47)
Airline segment fuel hedge losses(2)	292	690	(398)	0.09	0.23	(0.14)
Refinery segment impact(2)	83	(282)	365	0.03	(0.09)	0.12
Total fuel expense	$4,493	$5,927	$(1,434)	$1.46	$1.95	$(0.49)
MTM adjustments and settlements(3)	439	1,210	(771)	0.14	0.40	(0.26)
Total fuel expense, adjusted	$4,932	$7,137	$(2,205)	$1.60	$2.35	$(0.75)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The decrease in regional carrier expense is primarily due to lower fuel cost from the decrease in the market price of fuel, partially offset by increases in aircraft maintenance and scheduled contract carrier rate escalations.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 2.4% increase in capacity.

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

Profit Sharing. The decrease in profit sharing is primarily due to an adjustment to the profit sharing calculation. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year.

Other. The decrease in other expense primarily relates to lower costs associated with sales of non-jet fuel products to third parties by our oil refinery, partially offset by costs associated with the technology outage that occurred in August 2016.

Non-Operating Results	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015	Favorable	2016	2015	Favorable
Interest expense, net	$(95)	$(121)	$26	$(295)	$(379)	$84
Miscellaneous, net	26	(20)	46	47	(82)	129
Total non-operating expense, net	$(69)	$(141)	$72	$(248)	$(461)	$213

The decline in interest expense, net results from reduced levels of debt and from the refinancing of debt obligations at lower interest rates. The principal amount of debt and capital leases has declined from $8.9 billion at September 30, 2015 to $7.7 billion at September 30, 2016.

In the three and nine months ended September 30, 2016, miscellaneous, net is favorable primarily due to our proportionate share of earnings from our equity investment in Virgin Atlantic and lower foreign exchange losses compared to the three and nine months ended September 30, 2015.

Income Taxes

We project that our annual effective tax rate for 2016 will be approximately 34%. The expected reduction in our rate from prior years is primarily related to differences in our global tax rates and the recognition of $31 million of excess tax benefits as a result of the adoption of ASU No. 2016-09 in the June 2016 quarter. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of this accounting pronouncement. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges substantially all the non-jet fuel products it produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 180,000 barrels per day for use in airline operations. We believe that the jet fuel supply resulting from the refinery's operation has contributed to the reduction in the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its entire RINs requirement in the secondary market. We recognized $48 million and $17 million of expense related to the RINs requirement in the September 2016 and 2015 quarters, respectively, and $130 million and $67 million for the nine months ended September 30, 2016 and 2015, respectively.

The refinery recorded losses of $45 million and $83 million in the three and nine months ended September 30, 2016, respectively, compared to profits of $106 million and $282 million in the three and nine months ended September 30, 2015, respectively. The refinery’s losses in the current periods compared to profits in the prior year were primarily attributable to lower product crack spreads. For more information regarding the refinery’s results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated(1)	2016		2015		2016		2015
Revenue passenger miles (in millions)	58,973		59,076		163,113		160,052
Available seat miles (in millions)	69,028		68,031		193,152		188,565
Passenger mile yield	15.38	¢	16.24	¢	15.82	¢	16.66	¢
PRASM	13.14	¢	14.10	¢	13.36	¢	14.14	¢
CASM	12.33	¢	13.07	¢	12.55	¢	13.32	¢
CASM-Ex, including profit sharing(2)	9.58	¢	9.57	¢	9.79	¢	9.66	¢
Passenger load factor	85.4%		86.8%		84.4%		84.9%
Fuel gallons consumed (in millions)	1,099		1,096		3,075		3,043
Average price per fuel gallon(3)	$1.50		$1.89		$1.46		$1.95
Average price per fuel gallon, adjusted(3)(4)	$1.48		$1.80		$1.60		$2.35
Full-time equivalent employees, end of period	84,084		83,033

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of non-owned regional carriers.

(2)	Non-GAAP financial measure defined and reconciled to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and nine months ended September 30, 2016 and 2015.

Fleet Information

Our operating aircraft fleet and commitments at September 30, 2016 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Lease	Options
B-717-200	3	13	75	91	15.1	—	—	—
B-737-700	10	—	—	10	7.7	—	—	—
B-737-800	73	—	—	73	15.7	—	4	—
B-737-900ER	41	—	24	65	1.7	55	—	—
B-747-400	4	5	—	9	24.5	—	—	—
B-757-200	79	16	6	101	19.3	—	—	—
B-757-300	16	—	—	16	13.6	—	—	—
B-767-300	10	—	—	10	24.7	—	—	—
B-767-300ER	54	4	—	58	20.5	—	—	—
B-767-400ER	21	—	—	21	15.6	—	—	—
B-777-200ER	8	—	—	8	16.7	—	—	—
B-777-200LR	10	—	—	10	7.5	—	—	—
B-787-8(2)	—	—	—	—	—	18	—	—
A319-100	55	—	2	57	14.7	—	—	—
A320-200	58	—	11	69	21.6	—	—	—
A321-200	7	—	4	11	0.2	71	—	—
A330-200	11	—	—	11	11.5	—	—	—
A330-300	26	—	3	29	8.3	2	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	—	—	—	—	—	25	—	—
CS100(3)	—	—	—	—	—	75	—	50
E190-100(4)	—	—	—	—	—	8	—	—
MD-88	93	23	—	116	26.2	—	—	—
MD-90	65	—	—	65	19.6	—	—	—
Total	644	61	125	830	16.9	279	4	50

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf and are shown in the table below.

(2)	Our purchase commitment for the 18 B-787-8 aircraft provides for certain substitution rights, including for our current orders of B-737-900ER aircraft.

(3)
During the June 2016 quarter, we reached an agreement with Bombardier to acquire 75 CS100 aircraft with deliveries beginning in 2018 and continuing through 2022. We have flexibility under the purchase agreement with respect to deferral, acceleration, conversion and a limited number of cancellation rights. The agreement also includes options to purchase 50 additional aircraft.

(4)	Following the CS100 purchase agreement, we entered into an agreement to sell the E190-100 fleet following their delivery to us.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at September 30, 2016:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 145	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	49	—	81	—	—	—	130
ExpressJet Airlines, Inc.	40	36	28	—	—	—	104
SkyWest Airlines, Inc.	59	25	36	—	—	3	123
Compass Airlines, Inc.	—	—	—	—	6	36	42
Shuttle America	—	—	—	6	14	16	36
GoJet Airlines, LLC	—	22	7	—	—	—	29
Total	148	83	152	6	20	55	464

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2016, we had $5.6 billion in unrestricted liquidity, consisting of $3.2 billion in cash and cash equivalents and short-term investments and $2.4 billion in undrawn revolving credit facilities. During the nine months ended September 30, 2016, we generated $6.1 billion in cash from operating activities, which we used, along with existing cash, to fund capital expenditures of $2.6 billion and return $2.7 billion to shareholders, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $6.1 billion and $6.4 billion in the nine months ended September 30, 2016 and 2015, respectively. We also expect to generate positive cash flows from operations for the remainder of 2016.

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

Fuel. Including our regional carriers, fuel expense represented approximately 19% of our total operating expenses for the nine months ended September 30, 2016. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

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

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We contributed $1.3 billion, including $950 million in cash and shares of our common stock from treasury with a value of $350 million, to our qualified defined benefit pension plans during the first half of 2016. As a result of these contributions, we satisfied, on an accelerated basis, our 2016 required contributions for our defined benefit plans, including more than $750 million above the minimum funding requirements. During the first half of 2015, we contributed $1.2 billion in cash to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. In 2015, our profit sharing program paid 10% to employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Beginning with 2016 pre-tax profit (for the profit sharing payment in 2017), the profit sharing formula has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remains unchanged from the prior year. During the nine months ended September 30, 2016, we accrued $922 million in profit sharing expense based on current expectations for 2016 pre-tax profit.

We paid $1.5 billion in profit sharing in February 2016 related to our 2015 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. We paid $756 million in profit sharing in February 2015, after making an advanced profit sharing payment of more than $300 million in October 2014, related to our 2014 pre-tax profit.

Pilot Working Agreement. On September 30, 2016, we reached a comprehensive agreement in principle with ALPA for a new Pilot Working Agreement. From this agreement in principle, a tentative agreement will be finalized and presented to ALPA’s MEC. If the MEC approves the tentative agreement, the agreement will be presented to our pilots for ratification. This process could take several months. If this new agreement is ratified, the pilots will receive an 18% pay increase retroactive to January 1, 2016.

Investing Activities

Capital Expenditures. Our capital expenditures were $2.6 billion and $2.1 billion for the nine months ended September 30, 2016 and 2015, respectively. Our capital expenditures during the nine months ended September 30, 2016 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A321-200, E190-100 and A330-300 aircraft, advanced deposit payments on future aircraft order commitments, and seat density projects for our domestic fleet.

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

Equity Investments. During 2015, we announced our intention to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, subject to regulatory approvals. If approved, the tender offer is expected to be completed in the next six months. As a result of this tender offer, when combined with our current holdings, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. Based on current exchange rates, the total amount to be paid for the additional shares and the shares underlying the derivatives would be approximately $710 million.

LAX Redevelopment. During the September 2016 quarter, we executed a new lease agreement with Los Angeles World Airports (“LAWA”), which owns and operates Los Angeles International Airport (“LAX”), and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we will design and manage the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers; upgrade the baggage handling systems in the terminals; and facilitate the relocation of those airlines currently located in Terminals 2 and 3 to Terminals 5, 6, and Tom Bradley International Terminal (“TBIT”). Subject to required approvals, we have an option to expand the project, which is expected to cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2; (2) rebuild of the ticketing, arrival hall and security checkpoint; (3) construction of infrastructure for the planned airport people mover; (4) ramp improvements; and (5) construction of a secure connector to the north side of TBIT.

We expect a substantial majority of the project costs will be funded by loans to be issued to a quasi-governmental entity, and the outstanding loans will be repaid with the proceeds from LAWA’s purchase of completed project assets.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $7.7 billion at September 30, 2016. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $10.6 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. As a result, in the past year we have received upgrades to our credit ratings by all three major rating agencies, including investment grade ratings from Moody's and Fitch. Continued improvement in our credit ratings could result in lower costs of borrowing, among other benefits. At September 30, 2016, our ratings were:

Rating Agency	Current Rating	Outlook
Moody's	Baa3	Stable
Fitch	BBB-	Stable
Standard & Poor's	BB+	Positive

Capital Return to Shareholders. During the nine months ended September 30, 2016, we repurchased and retired 54 million shares of our common stock at a cost of $2.3 billion, including $350 million of shares repurchased in conjunction with treasury stock we contributed to our qualified defined benefit pension plans.

(in millions, except average repurchase price)	Share Repurchase Authorization	Average Repurchase Price	Completion Date	Authorization Remaining
May 2013 Program	$500	$28.43	June 30, 2016	Completed June 2014
May 2014 Program	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$5,000	$43.62	December 31, 2017	$1,650

In the June 2016 quarter, the Board of Directors approved a program to increase the quarterly dividend by 50% to $0.2025 per share beginning in the September 2016 quarter.

Fuel Hedge Restructuring. During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. As a result, during the nine months ended September 30, 2016, we reported $166 million in cash receipts and $401 million in cash payments associated with these transactions. For additional information regarding these deferral transactions, see Note 4 to the Notes to the Condensed Consolidated Financial Statements.

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

Covenants

We were in compliance with the covenants in our financing agreements at September 30, 2016.

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

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used since the investment was acquired. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized through earnings.

We early adopted this standard in the March 2016 quarter. Although none of our available-for-sale or cost investments qualified for use of the equity method during 2016, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed in the next six months, at which point our investment will qualify for the equity method of accounting. As of September 30, 2016, the unrealized gain recorded in AOCI related to our investment in Grupo Aeroméxico was $4 million.

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

We early adopted this standard during the June 2016 quarter. The adoption of this standard resulted in the recognition of $95 million of previously unrecognized excess tax benefits in deferred income taxes, net and an increase to retained earnings on our Consolidated Balance Sheet as of the beginning of the current year and the recognition of $31 million of excess tax benefits to our income tax provision for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CASM	12.33 ¢	13.07 ¢	12.55 ¢	13.32 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.39)	(3.05)	(2.33)	(3.14)
Restructuring and other	—	—	—	(0.02)
Other expenses	(0.36)	(0.45)	(0.43)	(0.50)
CASM-Ex, including profit sharing	9.58 ¢	9.57 ¢	9.79 ¢	9.66 ¢

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have historically managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. During the March 2016 quarter, to better participate in the low fuel price environment, we entered into derivatives designed to offset and effectively neutralize our existing airline segment hedge positions. As a result, we locked in the amount of the net hedge settlements for the remainder of 2016 and 2017. During the June 2016 quarter, we early settled $455 million of our airline segment's 2016 positions. During the September 2016 quarter, we recorded fuel hedge losses of $11 million.

For the nine months ended September 30, 2016, aircraft fuel and related taxes, including our regional carriers, accounted for $4.5 billion, or 19%, of our total operating expense, based on annual consumption of approximately four billion gallons of jet fuel. Assuming we do not enter into new derivative contracts, we are exposed to changes in the market price of jet fuel. A one cent increase in the cost of jet fuel would result in approximately $40 million of additional annual fuel expense.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2016 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

“Item 3. Legal Proceedings” of our Form 10-K includes a discussion of our legal proceedings. The legal proceeding described below has been described previously, including in our Form 10-K. The matter is described in this Form 10-Q to include developments in the case since we filed our Form 10-K. Except as presented below, there have been no material changes from the legal proceedings described in our Form 10-K.

First Bag Fee Antitrust Litigation

In May-July 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways (“AirTran”), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran’s CEO at an analyst conference concerning fees for the first checked bag, Delta’s imposition of a fee for the first checked bag on November 4, 2008 and AirTran’s imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings in the Northern District of Georgia. On July 12, 2016, the Court issued an order granting the plaintiffs’ motion for class certification. On October 7, 2016, the U.S. Court of Appeals for the Eleventh Circuit granted the defendants' petition for immediate review of this order, and that review remains pending. The defendants have filed motions for summary judgment, which also remain pending. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K and in our Form 10-Q for the quarterly period ended June 30, 2016 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K and the referenced Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2016 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 (the "2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in the September 2016 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
July 2016	2,447,165	$39.61	2,447,165	$2,055
August 2016	7,923,113	$37.17	7,923,113	$1,760
September 2016	2,935,771	$37.73	2,935,771	$1,650
Total	13,306,049		13,306,049

ITEM 6. EXHIBITS

(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ Craig M. Meynard
Craig M. Meynard
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
October 13, 2016