Form 10-K
period 2016-12-31
DELTA AIR LINES INC /DE/
filed 2017-02-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $27.3 billion.
On January 31, 2017, there were outstanding 730,770,638 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Unless otherwise indicated, the terms "Delta," "we," "us," and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Risk Factors Relating to Delta" and "Risk Factors Relating to the Airline Industry" in "Item 1A. Risk Factors" of this Form 10-K, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Part I

ITEM 1. BUSINESS

General

We provide scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Our global route network gives us a presence in every major domestic and international market. Our route network is centered around a system of hub, international gateway and key airports that we operate in Amsterdam, Atlanta, Boston, Detroit, London-Heathrow, Los Angeles, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to domestic and international cities and to other hubs or gateways. Our network is supported by a fleet of aircraft that is varied in size and capabilities, giving us flexibility to adjust aircraft to the network. Other important characteristics of our route network include our international joint ventures, our alliances with other foreign airlines, our membership in SkyTeam and agreements with multiple domestic regional carriers that operate as Delta Connection®.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

International Alliances

Our international alliance relationships with foreign carriers are an important part of our business as they improve our access to international markets and enable us to market globally integrated air transportation services. In general, these arrangements include reciprocal codesharing and frequent flyer program participation and airport lounge access arrangements and with some carriers may also include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. These alliances also may present opportunities in other areas, such as airport ground handling arrangements, aircraft maintenance insourcing and joint procurement.

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

We intend to further expand our relationship with Aeroméxico through a joint venture on flights between the U.S. and Mexico that will allow us to compete more effectively on these routes. We have received conditional approvals from governmental authorities for this joint venture and plan to implement it in the first half of 2017. We have commenced a tender offer for additional capital stock of Grupo Aeroméxico (the parent company of Aeroméxico) that would result in us owning up to 49% of the outstanding shares. In addition to our commercial cooperation arrangements for passenger service with Aeroméxico, we and Aeroméxico have established a joint venture relating to an airframe maintenance, repair and overhaul operation located in Queretaro, Mexico.

We also own shares of China Eastern and entered into a commercial agreement with them during 2015 to expand our relationship and better connect the networks of the two airlines. The expanded commercial agreement is designed to allow the carriers to compete more effectively on routes between the U.S. and China, provide more travel options for customers in both countries and make joint investments in the customer experience.

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

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities. These arrangements enable us to better match capacity with demand in these markets. Approximately 17% of our passenger revenue in 2016 was related to flying by these regional air carriers.

Through our regional carrier program, Delta Connection, we have contractual arrangements with regional carriers to operate aircraft using our "DL" designator code. We have contractual arrangements with:

•	ExpressJet Airlines, Inc. and SkyWest Airlines, Inc., both subsidiaries of SkyWest, Inc.;

•	Republic Airline, Inc. ("Republic"), a subsidiary of Republic Airways Holdings, Inc.;

•	Compass Airlines, LLC ("Compass") and GoJet Airlines, LLC, both subsidiaries of Trans States Holdings, Inc. ("Trans States"); and

•	Endeavor Air, Inc., which is a wholly owned subsidiary of ours.

Our contractual agreements with regional carriers primarily are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers' flights operating under our "DL" designator code. We are entitled to all ticket, cargo, mail, in-flight and ancillary revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least 10 years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

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

SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards on partner airlines are subject to capacity-controlled seating. We offer last-seat availability for travel awards on our own flights (including Delta Connection flights). In 2016, program members redeemed more than 326 billion miles in the SkyMiles program for 13.4 million award redemptions. During this period, 7.9% of revenue miles flown on Delta were from award travel.

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs.

Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2016	4,016	$5,985	$1.49	18.3%
2015	3,988	$7,579	$1.90	23.0%
2014	3,893	$13,512	$3.47	35.4%

(1)	Includes the operations of our regional carriers operating under capacity purchase agreements.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

General

We purchase most of our aircraft fuel under contracts that establish the price based on various market indices and therefore do not provide material protection against price increases or assure the availability of our fuel supplies. We also purchase aircraft fuel on the spot market, from off-shore sources and under contracts that permit the refiners to set the price.

Monroe Energy

Our wholly owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, "Monroe") operate the Trainer refinery and related assets located near Philadelphia, Pennsylvania. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK. These companies are distinct from us, operating under their own management teams and with their own boards of managers. We own Monroe as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, as well as to maintain sufficiency of supply to our New York operations.

Refinery Operations. The facility is capable of refining approximately 195,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined products ("non-jet fuel products"). Monroe sources domestic and foreign crude oil supply from a variety of providers.

Strategic Agreements. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations.

Segments. Because the products and services of Monroe's refinery operations are discrete from our airline services, segment results are prepared for our airline segment and our refinery segment. Financial information on our segment reporting can be found in Note 13 of the Notes to the Consolidated Financial Statements.

Fuel Hedging Program

We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Fuel Supply Availability

We are currently able to obtain adequate supplies of aircraft fuel, including fuel produced by Monroe or procured through the exchange of non-jet fuel products the refinery produces, and crude oil for Monroe's operations. However, it is impossible to predict the future availability or price of aircraft fuel and crude oil. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation, taxes or marketing, changes in refining capacity, environmental concerns and other unpredictable events may result in future fuel supply shortages and fuel price increases.

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

Ancillary Businesses

We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul ("MRO"), staffing and other services, vacation wholesale operations and our private jet operations. In 2016, the total revenue from these businesses was approximately $1 billion.

•	In addition to providing maintenance and engineering support for our fleet of over 900 aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•	Delta Global Services provides services to us and to third parties, including staffing services, aviation solutions, professional security and training services.

•	Our vacation wholesale business, Delta Vacations, provides vacation packages to third-party consumers.

•	Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour.

Distribution and Expanded Product Offerings

Our tickets are sold through various distribution channels, including: (1) digital channels, such as delta.com and mobile applications / web, (2) telephone reservations, (3) online travel agencies and (4) traditional "brick and mortar" and other agencies. We make fare and product information widely available across those channels, ensuring customers always receive the best information and service options. An increasing number of our tickets are sold through Delta digital direct channels, driving more direct, personalized interactions with our customers and reducing distribution costs.

We have transformed distribution to a more retail oriented merchandised approach by introducing well-defined and differentiated products for our customers. We offer distinct travel experiences with clear value propositions that enable customer choice. Delta OneTM, Delta Premium Select, First Class and Delta Comfort+TM include premium amenities and services while Main Cabin and Basic Economy allow varying levels of pre-travel flexibility as well as exceptional service once onboard the aircraft. We expect that these merchandising initiatives as implemented across all of Delta's distribution channels will allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction. This merchandising effort is most effective in Delta's digital channels where customers can compare all product options in a single, easy to understand display.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. The industry is transforming through consolidation, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and competitive cost structures.

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

Regulatory Matters

The DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air transportation in the U.S. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds fit to operate is given authority to operate domestic and international air transportation (including the carriage of passengers and cargo). Except for constraints imposed by regulations regarding "Essential Air Services," which are applicable to certain small communities, airlines may terminate service to a city without restriction.

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

Route Authority

Our flight operations are authorized by certificates of public convenience and necessity and also by exemptions and limited-entry frequency awards issued by the DOT. The requisite approvals of other governments for international operations are controlled by bilateral agreements (and a multilateral agreement in the case of the U.S. and the European Union) with, or permits or approvals issued by, foreign countries. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of our international route authorities or otherwise affect our international operations. Bilateral agreements between the U.S. and various foreign countries served by us are subject to renegotiation from time to time. The U.S. government has negotiated "Open Skies" agreements with many countries, which allow unrestricted access between the U.S. and the foreign markets. These agreements include separate agreements with the European Union and Japan.

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

Airport Access

Operations at three major domestic airports and certain foreign airports served by us are regulated by governmental entities through allocations of "slots" or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia and JFK in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. Similarly, our operations at Tokyo's Narita and Haneda airports, London's Heathrow airport and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

Environmental Matters

Our operations are subject to a number of international, federal, state and local laws and regulations governing protection of the environment, including regulation of greenhouse gases and other air emissions, noise reduction, water discharges, aircraft drinking water, storage and use of petroleum and other regulated substances, and the management and disposal of hazardous waste, substances and materials.

Emissions. Greenhouse gas emissions by the aviation industry and their impact on climate change have become a particular focus in the international community and within the U.S. For several years, the European Union has required its member states to implement regulations to include aviation in its Emissions Trading Scheme ("ETS"). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The ETS was amended to apply only to flights within the European Economic Area from 2013 through 2016. As a result, we operated a limited number of flights subject to the ETS through 2016. Unless the EU amends the current legislation following the 2016 Assembly of the International Civil Aviation Organization ("ICAO"), the ETS will apply to all flights originating or landing in the European Union beginning in 2017.

In October 2016, ICAO formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation. This program is designed to achieve a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2020. A pilot phase of the offset program will begin in 2021, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, but participation in the second phase is mandatory. In 2016, ICAO also adopted new aircraft certification standards to reduce carbon dioxide (CO2) emissions from aircraft. The new aircraft certification standards apply to virtually all types of aircraft that make up the global commercial fleet and will be phased in between 2020 and 2028.

Separately, the U.S. has pledged to reduce greenhouse gas emissions by 26-28% from 2005 levels by 2025. The U.S. has made this pledge in connection with the 2015 United Nations Framework Convention on Climate Change reached in Paris by over 190 countries, which the U.S. and China formally ratified in September 2016. The U.S. has proposed a number of domestic greenhouse gas regulations to help achieve this goal.

In July 2016, the U.S. Environmental Protection Agency ("EPA") issued a final finding under the Clean Air Act that greenhouse gases threaten the public health and welfare, and further determined that aircraft cause or contribute to greenhouse gases. The endangerment finding does not establish standards, but triggers an obligation for the EPA to regulate greenhouse gas emissions from aircraft. The EPA has historically implemented air emissions control standards adopted by ICAO; therefore, the ICAO engine certification standards are expected to influence the development of any EPA greenhouse gas emission standards for aircraft.

We may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. Additional regulation could result in taxation or permitting requirements from multiple jurisdictions for the same operations and significant costs for us and the airline industry. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. We are monitoring and evaluating the potential impact of such legislative and regulatory developments.

We seek to minimize the impact of greenhouse gas emissions from our operations through reductions in our fuel consumption and other efforts and have realized reductions in our greenhouse gas emission levels since 2005. We have reduced the fuel needs of our aircraft fleet through the retirement of older, less fuel efficient aircraft and replacement with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.

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

Under the Energy Independence and Security Act of 2007, the EPA has adopted Renewable Fuel Standards ("RFS") that mandate the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its RINs requirement in the secondary market or obtain a waiver from the EPA.

Other Environmental Matters. We are subject to certain environmental laws and contractual obligations governing the management and release of regulated substances, which may require the investigation and remediation of affected sites. Soil and/or ground water impacts have been identified at certain of our current or former leaseholds at several domestic airports. To address these impacts, we have a program in place to investigate and, if appropriate, remediate these sites. Although the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of these matters will not have a material adverse effect on our Consolidated Financial Statements.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the "CRAF Program"), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period ending September 30, 2017. The CRAF Program has only been activated twice since it was created in 1951.

Employee Matters

Railway Labor Act

Our relations with labor unions representing our airline employees in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the "NMB") an application alleging a representation dispute, along with authorization cards signed by at least 50% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. A labor union will be certified as the representative of the employees in a craft or class if more than 50% of votes cast are for that union. A certified labor union would commence negotiations toward a collective bargaining agreement with the employer.

Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in “self help,” unless the U.S. President appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in self help. Self help includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent self help by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

As of December 31, 2016, we had approximately 84,000 full-time equivalent employees, approximately 19% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	12,863	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	415	PAFCA	March 31, 2018
Endeavor Air Pilots	1,527	ALPA	January 1, 2020
Endeavor Air Flight Attendants	1,132	AFA	December 31, 2018
Endeavor Air Dispatchers	47	PAFCA	December 31, 2018

In addition, 199 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Edward H. Bastian, Age 59: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer, Acuity Brands (June 2005 - July 2005); Senior Vice President-Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Peter W. Carter, Age 53: Executive Vice President - Chief Legal Officer of Delta since July 2015; Partner, Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Glen W. Hauenstein, Age 56: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President-Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director-Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President-Network of Continental Airlines (2003); Senior Vice President-Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Paul A. Jacobson, Age 45: Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer for Delta (December 2007 - March 2012); Vice President and Treasurer (August 2005 - December 2007).

Steven M. Sear, Age 51: President, International and Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines (June 2005 - October 2008).

Joanne D. Smith, Age 58: Executive Vice President and Chief Human Resources Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

W. Gil West, Age 56: Senior Executive Vice President and Chief Operating Officer of Delta since February 2016; Executive Vice President and Chief Operating Officer of Delta (March 2014 - February 2016); Senior Vice President - Airport Customer Service and Technical Operations of Delta (February 2012 - February 2014); Senior Vice President - Airport Customer Service of Delta (March 2008 - January 2012); President and Chief Executive Officer of Laidlaw Transit Services (2006 - 2007).

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
Terrorist attacks, geopolitical conflict or security events, or fear of such events, could have a significant adverse effect on our business. The attacks of September 11, 2001 and the aftermath materially impacted the business, financial condition and operating results of our company, as it did for the rest of the airline industry. Despite significantly heightened security measures at airports and airlines, the airline industry remains a high profile target for terrorist groups. We constantly monitor threats from terrorist groups and individuals, including from violent extremists both internationally and domestically, both with respect to direct threats against our operations and in ways not directly related to the airline industry. In addition, the impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of commercial aircraft by parties to those conflicts can be significant. Security events, whether from external or internal sources, also pose a significant risk to our operations. These events can include random acts of violence and can occur in public areas that we cannot control.
Terrorist attacks, geopolitical conflict or security events, or fear of such events, even if not made directly on or involving the airline industry, could have significant negative impact on us by discouraging passengers from flying leading to decreased ticket sales and increased refunds. In addition, potential costs from these types of events include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.
Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our operating results.
Our operating results are significantly impacted by changes in the price of aircraft fuel. Over the last decade, fuel prices have increased substantially at times and have been highly volatile during the last several years. In 2016, our average fuel price per gallon, including the impact of fuel hedges, was $1.49, a 21.6% decrease from our average fuel price in 2015. In 2015, our average fuel price per gallon was $1.90, a 45.2% decrease from our average fuel price in 2014. In 2014, our average fuel price per gallon was $3.47, which was significantly higher than fuel prices just a few years earlier. Fuel costs represented 18.3%, 23.0% and 35.4% of our operating expense in 2016, 2015 and 2014, respectively.
Our ability to pass along rapidly increasing fuel costs to our customers may be affected by the competitive nature of the airline industry. At times in the past, we often were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future. Because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase.
We acquire a significant amount of jet fuel from our wholly owned subsidiary, Monroe, and through strategic agreements that Monroe has with third parties. The cost of the fuel we purchase under these arrangements remains subject to volatility in the cost of crude oil and jet fuel. In addition, we continue to purchase a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts alone do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.
Fuel hedging activities are intended to manage the financial impact of the volatility in the price of jet fuel. The effects of rebalancing our hedge portfolio and mark-to-market adjustments may have a negative effect on our financial results.

We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. We utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. Our hedging program may not be successful in providing price protection due to market conditions and the choice of hedging instruments. In addition, we record mark-to-market adjustments ("MTM adjustments") on our fuel hedges. MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Losses from rebalancing or MTM adjustments (or both) may have a negative impact on our financial results.

Our fuel hedge contracts typically contain margin funding requirements. The margin funding requirements may require us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices decrease significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin, which could have a material impact on the level of our unrestricted cash and cash equivalents and short-term investments.
Significant extended disruptions in the supply of aircraft fuel, including from Monroe, could have a material adverse effect on our operations and operating results.
Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation, taxes or marketing, changes in refining capacity, environmental concerns and other unpredictable events may impact crude oil and fuel supply and could result in shortages in the future. Shortages in fuel supplies could have negative effects on our results of operations and financial condition.
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
If Monroe's cost of producing non-jet fuel products exceeds the value it receives for those products, the financial benefits we expect to achieve through the ownership of the refinery and our consolidated results of operations could be materially adversely affected.

Our significant investments in airlines in other parts of the world and the commercial relationships that we have with those carriers may not produce the returns or results we expect.

An important part of our strategy to expand our global network has been to make significant investments in airlines in other parts of the world and expand our commercial relationships with these carriers. We expect to continue exploring similar non-controlling investments in, and entering into joint ventures and strategic alliances with, other carriers as part of our global business strategy. These investments involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, that they may distract management from our operations or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our operating results or financial condition.

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
An aircraft crash or other serious accident could expose us to significant liability. Although we believe that our insurance coverage is appropriate, we may be forced to bear substantial losses from an accident in the event that the coverage was not sufficient. In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our regional carriers or codeshare, alliance or joint venture partners could create a negative public perception about safety, which could harm our reputation, resulting in air travelers being reluctant to fly on our aircraft and therefore harm our business.

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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2016, approximately 19% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the NLRA, which generally allows self help after a collective bargaining agreement expires.

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
Our business is heavily dependent on our operations at the Atlanta airport and at our other hub, gateway or key airports, including Amsterdam, Boston, Detroit, London-Heathrow, Los Angeles, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, Seattle and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or gateway to other major cities and to other Delta hubs and gateways. A significant extended interruption or disruption in service at one of our hubs, gateways or other key airports could have a material impact on our business, financial condition and results of operations.

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

Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. Hardware or software we develop or acquire may contain defects that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks, we regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. However, the constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers', employees' or business partners' information or failure to comply with regulatory or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business.
Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.
Disruptions in our information technology network could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our network, including third-party networks we utilize and on which we depend, could impact our customer service and result in increased costs. While we have in place initiatives to prevent disruptions and disaster recovery plans and continue to invest in improvements to these initiatives and plans, these measures may not be adequate to prevent a business disruption and its adverse financial and reputational consequences to our business.

Failure of our technology to perform reliably could have an adverse effect on our business.
We are dependent on technology initiatives to provide customer service and operational effectiveness in order to compete in the current business environment. For example, we have made and continue to make significant investments in delta.com, mobile device applications, check-in kiosks, customer service applications, airport information displays and related initiatives, including security for these initiatives. The performance, reliability and security of the technology are critical to our ability to serve customers. If our technology does not perform reliably, our business and operations would be negatively affected, which could be material.

Our results can fluctuate due to the effects of weather, natural disasters and seasonality.
Our results of operations are impacted by severe weather, natural disasters and seasonality. Severe weather conditions and natural disasters (or other environmental events) can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a seasonal basis. Because of fluctuations in our results from weather, natural disasters and seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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
Monroe's refining operations are subject to various hazards unique to refinery operations, including explosions, fires, toxic emissions and natural catastrophes. Monroe could incur substantial losses, including cleanup costs, fines and other sanctions and third-party claims, and its operations could be interrupted, as a result of such an incident. Monroe's insurance coverage does not cover all potential losses, costs or liabilities, and Monroe could suffer losses for uninsurable or uninsured risks or in amounts greater than its insurance coverage. In addition, Monroe's ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. If Monroe were to incur a significant liability for which it is not fully insured or for which insurance companies do not or are unable to provide coverage, this could have a material adverse effect on our consolidated financial results of operations or consolidated financial position.
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
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its RINs requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows.
Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. Increases in the volume of renewable fuels that must be blended into Monroe's products could limit the refinery's production if sufficient numbers of RINs are not available for purchase or relief from this requirement is not obtained, which could have an adverse effect on our consolidated financial results.

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

Proposals to address congestion issues at certain airports or in certain airspace, particularly in the Northeast U.S., have included concepts such as "congestion-based" landing fees, "slot auctions" or other alternatives that could impose a significant cost on the airlines operating in those airports or airspace and impact the ability of those airlines to respond to competitive actions by other airlines. In addition, the failure of the federal government to upgrade the U.S. air traffic control system has resulted in delays and disruptions of air traffic during peak travel periods in certain congested markets. The failure to improve the air traffic control system could lead to increased delays and inefficiencies in flight operations as demand for U.S. air travel increases, having a material adverse effect on our operations. Failure to update the air traffic control system in a timely manner, and the substantial funding requirements of an updated system that may be imposed on air carriers, may have an adverse impact on our financial condition and results of operations.
Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. For example, the European Commission adopted an emissions trading scheme applicable to all flights operating in the European Union, including flights to and from the U.S. While enforcement of the scheme has been deferred until 2017, we expect that this system would impose additional costs on our operations in the European Union if fully implemented. Other environmental laws or regulations such as this emissions trading scheme or other U.S. or foreign governmental actions may adversely affect our operations and financial results, either through direct costs in our operations or through increases in costs for jet fuel that could result from jet fuel suppliers passing on increased costs that they incur under such a system.
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
As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, with approximately 30% of our revenues from operations outside of the U.S., our business is subject to economic conditions throughout the world. During periods of unfavorable or volatile economic conditions in the global economy, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business through videoconferencing. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.
Following a referendum in June 2016 in which voters in the U.K. approved an exit from the European Union ("EU"), the U.K. government is expected to initiate a process to leave the EU (often referred to as Brexit) and begin negotiating the terms of the U.K.’s future relationship with the EU. The airline industry faces substantial uncertainty regarding the impact of the likely exit of the U.K. from the EU. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation of the airline industry or bilateral agreements governing air travel could have a negative impact on our operations, financial condition and results of operations.

The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.

The rapid spread of a contagious illness, or fear of such an event, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational issues resulting from the rapid spread of contagious illnesses in a part of the world in which we have significant operations may have a materially adverse impact on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, commitments and options at December 31, 2016 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Lease	Options
B-717-200	3	13	75	91	15.3	—	—	—
B-737-700	10	—	—	10	7.9	—	—	—
B-737-800	73	—	—	73	15.9	—	4	—
B-737-900ER	41	—	28	69	1.8	51	—	—
B-747-400	3	4	—	7	25.4	—	—	—
B-757-200	79	18	4	101	19.6	—	—	—
B-757-300	16	—	—	16	13.8	—	—	—
B-767-300	6	—	—	6	23.4	—	—	—
B-767-300ER	54	4	—	58	20.8	—	—	—
B-767-400ER	21	—	—	21	15.8	—	—	—
B-777-200ER	8	—	—	8	16.9	—	—	—
B-777-200LR	10	—	—	10	7.8	—	—	—
A319-100	55	—	2	57	14.9	—	—	—
A320-200	58	4	7	69	21.8	—	—	—
A321-200	7	—	8	15	0.4	67	—	—
A330-200	11	—	—	11	11.8	—	—	—
A330-300	26	—	3	29	8.5	2	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	—	—	—	—	—	25	—	—
CS100(2)	—	—	—	—	—	75	—	50
MD-88	93	23	—	116	26.4	—	—	—
MD-90	65	—	—	65	19.9	—	—	—
Total	639	66	127	832	17.0	245	4	50

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf shown in the table below.

(2)
During the June 2016 quarter, we reached an agreement with Bombardier to acquire 75 CS100 aircraft with deliveries beginning in 2018 and continuing through 2022. We have flexibility under the purchase agreement with respect to deferral, acceleration, conversion and a limited number of cancellation rights. The agreement also includes options to purchase 50 additional aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at December 31, 2016:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	53	—	81	—	—	134
ExpressJet Airlines, Inc.	36	35	28	—	—	99
SkyWest Airlines, Inc.	60	27	36	—	12	135
Compass Airlines, LLC	—	—	—	6	36	42
Shuttle America(2)	—	—	—	14	16	30
GoJet Airlines, LLC	—	22	7	—	—	29
Total	149	84	152	20	64	469

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	Shuttle America merged into Republic Airline, Inc. effective January 31, 2017.

Aircraft Purchase Commitments

Our purchase commitments for additional aircraft at December 31, 2016 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2017	2018	2019	After 2019	Total
B-737-900ER	20	18	13	—	51
A321-200	17	23	27	—	67
A330-300	2	—	—	—	2
A330-900neo	—	—	4	21	25
A350-900	5	6	7	7	25
CS100	—	15	25	35	75
Total	44	62	76	63	245

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various computer, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport on land leased from the City of Atlanta. We lease ticket counters, passenger holdrooms, operating areas and other terminal space in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance and air cargo facilities at several airports. Our facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease marketing offices, reservations offices and other off-airport facilities in certain locations for varying terms.

We own our Atlanta reservations center, other real property in Atlanta, and reservations centers in Minot, North Dakota and Chisholm, Minnesota.

Refinery Operations

Our wholly owned subsidiaries, Monroe and MIPC, own and operate the Trainer refinery and related assets in Pennsylvania. The facility includes pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

ITEM 3. LEGAL PROCEEDINGS

First Bag Fee Antitrust Litigation

In 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways ("AirTran"), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran's CEO at an analyst conference concerning fees for the first checked bag, Delta's imposition of a fee for the first checked bag on November 4, 2008 and AirTran's imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases have been consolidated for pre-trial proceedings and remain pending in the Northern District of Georgia. On July 12, 2016, the Court issued an order granting the plaintiffs' motion for class certification. On October 7, 2016, the U.S. Court of Appeals for the Eleventh Circuit granted the defendants' petition for interlocutory review of this order, and that appeal remains pending. In addition, the defendants have filed motions for summary judgment, which also remain pending. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

Capacity Antitrust Litigation

In July 2015, a number of purported class action antitrust lawsuits were filed alleging that Delta, American, United and Southwest had conspired to restrain capacity. The lawsuits were filed in the wake of media reports that the U.S. Department of Justice had served civil investigative demands upon these carriers seeking documents and information relating to this subject. The lawsuits have been consolidated into a single Multi-District Litigation proceeding in the U.S. District Court for the District of Columbia. In November 2016, the District Court denied the defendants' motion to dismiss the claims, and the matter is now proceeding through discovery. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

***

For a discussion of certain environmental matters, see "Business-Regulatory Matters-Environmental Matters" in Item 1.

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

	Common Stock		Cash Dividends Declared (per share)
	High	Low
Fiscal 2016
Fourth Quarter	$52.76	$37.91	$0.2025
Third Quarter	$41.35	$34.08	$0.2025
Second Quarter	$49.80	$32.60	$0.135
First Quarter	$50.50	$40.03	$0.135
Fiscal 2015
Fourth Quarter	$52.77	$43.35	$0.135
Third Quarter	$48.30	$34.61	$0.135
Second Quarter	$47.98	$38.97	$0.09
First Quarter	$51.06	$42.60	$0.09

Holders

As of January 31, 2017, there were approximately 2,818 holders of record of our common stock.

Dividends

Our Board of Directors initiated a quarterly dividend program in the September 2013 quarter of $0.06 per share. As reflected above, the Board has increased the quarterly dividend payment several times, most recently to $0.2025 per share in the September 2016 quarter. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law. Dividend payments will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, our ability to pay future dividends is subject to compliance with covenants in several of our credit facilities.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2011 to December 31, 2016 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2011 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2016 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 ("the 2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

In addition, the table includes shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2016	7,540	$40.40	7,540	$1,650
November 2016	1,132,079	$46.05	1,132,079	$1,600
December 2016	4,987,902	$49.83	4,987,902	$1,350
Total	6,127,521		6,127,521

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited Consolidated Financial Statements and present selected financial and operating data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2016	2015	2014	2013	2012
Operating revenue	$39,639	$40,704	$40,362	$37,773	$36,670
Operating expense	32,687	32,902	38,156	34,373	34,495
Operating income	6,952	7,802	2,206	3,400	2,175
Non-operating expense, net	(316)	(645)	(1,134)	(873)	(1,150)
Income before income taxes	6,636	7,157	1,072	2,527	1,025
Income tax (provision) benefit	(2,263)	(2,631)	(413)	8,013	(16)
Net income	$4,373	$4,526	$659	$10,540	$1,009

Basic earnings per share	$5.82	$5.68	$0.79	$12.41	$1.20
Diluted earnings per share	$5.79	$5.63	$0.78	$12.29	$1.19
Cash dividends declared per share	$0.68	$0.45	$0.30	$0.12	$—

Special Items

	Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
MTM adjustments and settlements	$450	$1,301	$(2,346)	$276	$27
Restructuring and other	—	(35)	(716)	(424)	(452)
Loss on extinguishment of debt	—	—	(268)	—	(118)
Virgin Atlantic MTM adjustments	115	26	(134)	—	—
Release of tax valuation allowance and intraperiod income tax allocation	—	—	—	7,989	—
Total income (loss)	$565	$1,292	$(3,464)	$7,841	$(543)

Consolidated Balance Sheet Data

	December 31,
(in millions)	2016	2015	2014	2013	2012
Total assets	$51,261	$53,134	$54,005	$52,104	$43,933
Long-term debt and capital leases (including current maturities)	$7,332	$8,329	$9,661	$11,194	$12,555
Stockholders' equity (deficit)	$12,287	$10,850	$8,813	$11,643	$(2,131)

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2016		2015		2014		2013		2012
Revenue passenger miles (in millions)	213,098		209,625		202,925		194,988		192,974
Available seat miles (in millions)	251,867		246,764		239,676		232,740		230,415
Passenger mile yield	15.85	¢	16.59	¢	17.22	¢	16.89	¢	16.46	¢
Passenger revenue per available seat mile	13.41	¢	14.10	¢	14.58	¢	14.15	¢	13.78	¢
Operating cost per available seat mile	12.98	¢	13.33	¢	15.92	¢	14.77	¢	14.97	¢
Passenger load factor	84.6%		84.9%		84.7%		83.8%		83.8%
Fuel gallons consumed (in millions)	4,016		3,988		3,893		3,828		3,769
Average price per fuel gallon(2)	$1.49		$1.90		$3.47		$3.00		$3.25
Full-time equivalent employees, end of period	83,756		82,949		79,655		77,755		73,561

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights - 2016 Compared to 2015

Our pre-tax income for 2016 was $6.6 billion, representing a $521 million decrease compared to the prior year as lower passenger revenue and higher salaries and related costs offset the benefits of lower fuel prices. Pre-tax income, adjusted for special items (a non-GAAP financial measure) was $6.1 billion, an increase of $206 million, or 3.5%. Special items in 2016 were related to fuel hedge MTM adjustments and settlements and Virgin Atlantic MTM adjustments, which totaled $450 million and $115 million, respectively.

Revenue. Our operating revenue decreased $1.1 billion, or 2.6%, and passenger revenue per available seat mile ("PRASM") decreased 4.9% on 2.1% higher capacity compared to 2015. The decrease in PRASM was largely driven by competitive pressure in the current low fuel price environment and the impact of U.S. dollar strength on tickets sold in international markets, which are predominantly priced in local currency.

Operating Expense. Total operating expense decreased $215 million and our consolidated operating cost per available seat mile ("CASM") decreased 2.6% to 12.98 cents compared to 2015, primarily due to lower fuel prices, partially offset by higher salaries and related costs. During 2016, Brent crude oil averaged $44 per barrel compared to the average of nearly $52 per barrel during 2015. Salaries and related costs were higher as a result of the pay rate increase for pilots resulting from a new pilot contract ratified in the December 2016 quarter that was retroactive to January 1, 2016 and pay rate increases for eligible merit, ground and flight attendant employees effective in the December 2015 quarter.

Non-fuel unit costs ("CASM-Ex, including profit sharing" a non-GAAP financial measure) increased 3.7% to 10.13 cents due to the pay rate increases discussed above and other product and service investments, which were partially offset by productivity gains from our fleet, technology and supply chain initiatives.

The non-GAAP financial measures for pre-tax income, adjusted for special items, and CASM-Ex, used above and adjusted net debt, used below, are defined and reconciled in "Supplemental Information" below.

Company Initiatives

Our employees are an important part of Delta's success and underpin the quality, customer service and operational reliability that is core to Delta's brand. During the December 2016 quarter, Delta pilots ratified a new contract that included an 18% pay rate increase that was retroactive to January 1, 2016. This increase for pilots followed pay rate increases for the majority of other employees during the December 2015 quarter. In addition, our profit sharing payment to employees in February 2017 will be the third consecutive annual profit sharing payment of more than one billion dollars. We have paid eligible employees more than $5 billion in profit sharing since the program started in 2007. We expect to continue to pay our employees industry leading total compensation because sharing the success that our employees help produce is core to Delta's culture and important to providing the best travel experience for our customers and producing solid results for shareholders.

Running a reliable, customer-focused airline has produced a solid return on invested capital ("ROIC", see calculation in "Supplemental Information" below) of 26.1% in 2016, despite the pressure from employee investments discussed above. This financial performance has allowed us to improve our balance sheet by reducing debt and capital lease obligations to $7.3 billion and adjusted net debt (a non-GAAP financial measure) to $6.1 billion, increase funding of our defined benefit pension plans and increase the amount of capital returned to our shareholders. We are focused on delivering additional value for shareholders in the future through revenue growth, cost productivity and prudent deployment of cash flows.

Driving Revenue Growth

Operational Reliability

A key driver of our revenue growth is higher customer satisfaction resulting from strong operational reliability. We have significantly invested in our business since 2010 to improve our operational performance, which consistently ranks first among the major U.S. carriers. During 2016, we operated 241 days with zero mainline canceled flights, a nearly 50% improvement over our 2015 performance. In addition, our reported completion factor of 99.6% and on-time arrival rate of nearly 87% places us at the top of the major global U.S. carriers. This operational excellence resulted in consistent increases in our domestic net promoter score, including our highest reported score of 44% in November.

Global Strategy

We continue to expand our global network by strengthening our presence in major and developing markets around the world in an effort to increase and diversify our network into high revenue and high growth markets. The growth of our global presence will enable customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience. We are deploying this strategy through investments and relationships in the Atlantic, Latin America and the Pacific.

Atlantic. In 2017, we plan to build on our presence in our strategically advantaged hubs in London, Paris and Amsterdam, while de-emphasizing higher Europe point-of-sale markets. Alongside our 49% equity investment in Virgin Atlantic, we have an antitrust immunized joint venture with the U.K.-based carrier. This joint venture has significantly improved our presence in London, one of the largest revenue markets from the U.S., while also enhancing our transatlantic network including our existing joint venture relationship with Air France-KLM and Alitalia. Our Atlantic senior decision-making functions are located in Europe for close coordination with our joint venture airlines.

Latin America. We are focused on maximizing the value of our relationships with other carriers in Latin America while deriving value from the recent investments in our network, product and service.

During 2015, we announced our intention to create an antitrust immunized commercial joint venture with Aeroméxico and to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, both subject to regulatory approvals. The Mexican and U.S. regulators approved antitrust immunity for the joint venture during 2016, subject to certain conditions. Delta and Aeroméxico have accepted the conditions and are in the process of implementing the necessary actions in order to satisfy the conditions. We expect both the joint venture to be implemented and the tender offer to be completed in the first half of 2017. As a result of the tender offer, when combined with our current holdings and derivative positions, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico.

We also own 9.5% of GOL's outstanding capital stock as part of our long-term strategy to strengthen the opportunity we see in Brazil. In conjunction with our investment, we and GOL have extended our existing commercial agreements.

Pacific. We continue to execute the multi-year restructuring of our Pacific operations by reorienting our network from Tokyo-Narita to Shanghai, through our partnership with China Eastern Airlines, and Seoul, through our partnership with Korean Air. During 2016, the U.S. Department of Transportation announced that we have been awarded two daytime slot pairs at Tokyo's Haneda Airport (from Los Angeles and Minneapolis). We commenced these routes and canceled other routes in the Pacific region during the December 2016 quarter. Concurrent with these changes, we are increasing our presence in China, the largest transpacific market from the U.S. We hold a 3.2% stake in China Eastern and are expanding our relationship through co-location in the same terminal at Shanghai’s Pudong airport for a seamless travel experience. China Eastern is one of the largest airlines in China with a route network covering more than 200 destinations in over 25 countries. In addition, we are working to expand our trans-Pacific partnership with Korean Air, including expanded codeshare offerings and the commencement of a daily, non-stop flight between Atlanta and Seoul during the June 2017 quarter.

Cost Productivity

Over the long-term, we continue to focus on maintaining the rate of non-fuel unit cost growth at less than 2% annually. We continue to leverage our expertise in supply chain and aircraft maintenance to improve our productivity. Additionally, we are investing in technology projects to improve the customer experience in a cost-efficient manner.

Prudent Deployment of Cash Flows

As part of our previously announced long-term goals, we target $8-9 billion in annual operating cash flow and $4-5 billion in annual free cash flow. We use approximately 50% of our operating cash flow to reinvest in the business for long-term growth opportunities. The remaining free cash flow is used to further strengthen the balance sheet to reduce debt levels, make incremental pension contributions and return capital to shareholders through dividends and share repurchases.

Investing in our Facilities

We are working closely with airport authorities throughout our network to enhance facilities in order to both improve our operational efficiency and to better serve our customers. These efforts include, but are not limited to, future airport renovation and redevelopment projects at New York-LaGuardia airport, Los Angeles International Airport ("LAX") and Hartsfield-Jackson Atlanta International Airport and the recently-completed redevelopment of New York-JFK airport. In addition, we are modernizing our Sky Clubs, including the recent openings of flagship locations in Atlanta and Seattle, and improving the food, beverage and services offered throughout the Sky Club network. Finally, we continue to make significant investments in technologies that improve the customer experience including delta.com, mobile device applications, check-in kiosks, employee customer service applications and airport information displays.

Strengthened Balance Sheet

A key tenet of our strategy is to operate the company with investment grade financial metrics. Since beginning our balance sheet improvement strategy in 2009, we have reduced our adjusted net debt by nearly $11 billion, which has significantly reduced our annual interest expense. As a result of these efforts, we have received upgrades to our credit ratings by all three major ratings agencies, including investment grade ratings from Moody's and Fitch. In addition, because we have a significant net underfunded pension liability, we have been making pension contributions above the minimum amount required. Our goal remains to achieve at least an 80% funded status for the pension plan by 2020.

Increased Capital Returns to Owners

While we have been reducing our debt levels and investing in the business, we have been increasing our capital returns to shareholders, returning a total of $3.1 billion in 2016 through dividends and share repurchases. Since first implementing our quarterly dividend in 2013, we have increased the dividend per share by 50% annually and paid $1.2 billion in total dividends, including $509 million in 2016. Through dividends and share repurchases, we have returned nearly $7.4 billion to shareholders since 2013, while reducing outstanding shares by approximately 14% compared to the beginning of 2013.

Results of Operations - 2016 Compared to 2015

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger:
Mainline	$28,105	$28,898	$(793)	(2.7)%
Regional carriers	5,672	5,884	(212)	(3.6)%
Total passenger revenue	33,777	34,782	(1,005)	(2.9)%
Cargo	668	813	(145)	(17.8)%
Other	5,194	5,109	85	1.7%
Total operating revenue	$39,639	$40,704	$(1,065)	(2.6)%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2015
(in millions)	Year Ended December 31, 2016	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$17,932	—%	4.3%	5.2%	(4.1)%	(5.0)%	(0.8)	pts
Regional carriers	5,672	(3.6)%	0.6%	1.0%	(4.2)%	(4.6)%	(0.3)	pts
Domestic	23,604	(0.9)%	3.6%	4.5%	(4.4)%	(5.2)%	(0.6)	pts
Atlantic	5,185	(6.5)%	(1.7)%	0.3%	(4.9)%	(6.8)%	(1.7)	pts
Pacific	2,616	(12.8)%	(4.6)%	(6.6)%	(8.6)%	(6.7)%	1.8	pts
Latin America	2,372	(1.8)%	3.5%	0.8%	(5.1)%	(2.6)%	2.3	pts
Total	$33,777	(2.9)%	1.7%	2.1%	(4.5)%	(4.9)%	(0.3)	pts

Passenger revenue decreased $1.0 billion over the prior year. PRASM decreased 4.9% and passenger mile yield decreased 4.5% on 2.1% higher capacity. Load factor was 0.3 points lower than the prior year at 84.6%.

Unit revenues of the domestic region decreased 5.2%, resulting from weakness in the close-in yield environment during most of the year despite strong volume.

Revenues related to our international regions decreased 7.2% year-over-year primarily due to yield declines resulting from imbalances between supply and demand, principally in the Atlantic region and China, the impact of foreign currency fluctuations, continued reductions in international fuel surcharges and economic challenges in certain regions.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth outpacing passenger demand and the strength of the U.S. dollar. In core European markets, U.S. point-of-sale demand was strong and recovered quickly following the Brussels airport terrorist attack in March. However, Europe point-of sale demand has been soft largely due to the impact of weaker Euro exchange rates. In 2017, we will continue to build on our presence in our strategically advantaged hubs in London, Paris and Amsterdam.

Unit revenue declines in the Pacific compared to 2015 primarily resulted from lower yen hedge gains, lower international fuel surcharges and yield declines resulting from industry capacity growth between the U.S. and China. We expect the significant capacity growth over the last three years in the U.S. to Shanghai market to slow in 2017 as both Chinese and U.S. carriers reach their respective frequency caps. During the September 2016 quarter, the U.S. Department of Transportation announced that we have been awarded two daytime slot pairs at Tokyo's Haneda Airport (from Los Angeles and Minneapolis). We commenced these routes and canceled other routes in the Pacific region during the December 2016 quarter as part of our ongoing optimization of the Pacific region.

Although Latin America unit revenues declined compared to 2015, unit revenues improved in the second half of 2016 compared to the second half of 2015. We expect these positive trends to continue in 2017 as we continue to invest in higher performing Mexican business markets. An Open Skies agreement between the U.S. and Mexico took effect in August 2016 and our application for antitrust immunity with Aeroméxico was approved in the December 2016 quarter, which should continue to strengthen our performance in the important Mexican business markets.

Cargo Revenue

Cargo revenue decreased $145 million, or 17.8%, primarily due to weaker international demand compared to the prior year.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Loyalty programs	$1,782	$1,584	$198	12.5%
Administrative fees, club and on-board sales	1,205	1,261	(56)	(4.4)%
Ancillary businesses and refinery(1)	1,129	1,158	(29)	(2.5)%
Baggage fees	881	885	(4)	(0.5)%
Other	197	221	(24)	(10.9)%
Total other revenue	$5,194	$5,109	$85	1.7%

(1)
Ancillary businesses and refinery include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. These revenues are not related to the generation of a seat mile.

Other revenue increased $85 million, or 1.7%, in 2016 primarily due to increased loyalty programs revenues from our co-brand credit card partnership with American Express resulting from new credit card accounts.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$10,034	$8,776	$1,258	14.3%
Aircraft fuel and related taxes	5,133	6,544	(1,411)	(21.6)%
Regional carriers expense	4,311	4,241	70	1.7%
Contracted services	1,991	1,848	143	7.7%
Depreciation and amortization	1,902	1,835	67	3.7%
Aircraft maintenance materials and outside repairs	1,823	1,848	(25)	(1.4)%
Passenger commissions and other selling expenses	1,710	1,672	38	2.3%
Landing fees and other rents	1,490	1,493	(3)	(0.2)%
Profit sharing	1,115	1,490	(375)	(25.2)%
Passenger service	907	872	35	4.0%
Aircraft rent	285	250	35	14.0%
Restructuring and other	—	35	(35)	NM(1)
Other	1,986	1,998	(12)	(0.6)%
Total operating expense	$32,687	$32,902	$(215)	(0.7)%

(1)
Due to the nature of amounts recorded within restructuring and other, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other, see Note 14 of the Notes to the Consolidated Financial Statements.

Salaries and Related Costs. The increase in salaries and related costs was principally due to pay rate increases given to eligible employees which includes an 18% pay rate increase for pilots resulting from a new pilot contract ratified in the December 2016 quarter that was retroactive to January 1, 2016. Additionally, in the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees in conjunction with changes in their profit sharing program.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $1.6 billion compared to the prior year due to an 18% decrease in the market price per gallon of fuel and lower fuel hedge losses, partially offset by a loss from our refinery segment in the current year compared to a profit in the prior year and a 0.7% increase in consumption. The table below presents fuel expense, including our regional carriers:

	Year Ended December 31,		(Decrease)	% (Decrease)
(in millions)	2016	2015
Aircraft fuel and related taxes(1)	$5,133	$6,544	$(1,411)
Aircraft fuel and related taxes included within regional carriers expense	852	1,035	(183)
Total fuel expense	$5,985	$7,579	$(1,594)	(21.0)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2016	2015		2016	2015
Fuel purchase cost(1)	$5,579	$6,934	$(1,355)	$1.39	$1.74	$(0.35)
Airline segment fuel hedge losses(2)	281	935	(654)	0.07	0.23	(0.16)
Refinery segment impact(2)	125	(290)	415	0.03	(0.07)	0.10
Total fuel expense	$5,985	$7,579	$(1,594)	$1.49	$1.90	$(0.41)
MTM adjustments and settlements(3)	450	1,301	(851)	0.11	0.33	(0.22)
Total fuel expense, adjusted	$6,435	$8,880	$(2,445)	$1.60	$2.23	$(0.63)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The increase in regional carriers expense was primarily due to increases in aircraft maintenance and scheduled contract carrier rate escalations, partially offset by lower fuel cost from the decrease in the market price of fuel.

Contracted Services. The increase in contracted services expense predominantly related to costs associated with the 2.1% increase in capacity and additional temporary staffing.

Profit Sharing. The decrease in profit sharing was primarily due to an adjustment to the profit sharing calculation. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. Beginning with 2016 (to be paid out in 2017), the profit sharing program for merit, ground and flight attendant employees was adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. For years prior to 2016, our profit sharing program paid 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The profit sharing program for pilots remains unchanged from the prior year and will continue under its current terms.

Results of Operations - 2015 Compared to 2014

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Passenger:
Mainline	$28,898	$28,688	$210	0.7%
Regional carriers	5,884	6,266	(382)	(6.1)%
Total passenger revenue	34,782	34,954	(172)	(0.5)%
Cargo	813	934	(121)	(13.0)%
Other	5,109	4,474	635	14.2%
Total operating revenue	$40,704	$40,362	$342	0.8%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2014
(in millions)	Year Ended December 31, 2015	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$17,933	5.4%	6.7%	6.1%	(1.2)%	(0.6)%	0.5	pts
Regional carriers	5,884	(6.1)%	(2.2)%	(4.0)%	(4.0)%	(2.1)%	1.5	pts
Domestic	23,817	2.3%	5.1%	4.1%	(2.6)%	(1.8)%	0.8	pts
Atlantic	5,548	(4.8)%	0.6%	3.2%	(5.3)%	(7.7)%	(2.1)	pts
Pacific	3,002	(12.2)%	(2.3)%	(5.0)%	(10.2)%	(7.6)%	2.3	pts
Latin America	2,415	(0.4)%	5.1%	5.7%	(5.3)%	(5.8)%	(0.5)	pts
Total consolidated	$34,782	(0.5)%	3.3%	3.0%	(3.7)%	(3.3)%	0.2	pts

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

Revenues related to our international regions decreased 6.0% year-over-year primarily due to the impact of the strong U.S. dollar and reductions in international fuel surcharges. These challenges were addressed through capacity reductions implemented in the December 2015 quarter.

In the Atlantic region, unit revenue declines in Africa, the Middle East and Russia were partially offset by strength in core European markets. Unit revenue declines in the Pacific primarily resulted from the strength of the U.S. dollar and lower international fuel surcharges. We continued to optimize the Pacific region in order to improve margins by reducing our winter capacity, including the cancellation of our Seattle to Tokyo-Haneda route in the June 2015 quarter and downgauging via the continued retirement of the B-747-400 fleet during the second half of 2015. In addition, we made a strategic investment in, and established a long-term commercial relationship with, China Eastern. Latin America saw capacity growth of 5.7%, the majority of which occurred during the first half of 2015. In the December 2015 quarter, we continued to invest in higher performing markets such as Mexico and the Caribbean, while reducing capacity in Brazil due to its challenging economic environment.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2015	2014
Loyalty programs	$1,584	$1,309	$275	21.0%
Administrative fees, club and on-board sales	1,261	1,194	67	5.6%
Ancillary businesses and refinery(1)	1,158	880	278	31.6%
Baggage fees	885	863	22	2.5%
Other	221	228	(7)	(3.1)%
Total other revenue	$5,109	$4,474	$635	14.2%

(1)
Ancillary businesses and refinery include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. These revenues are not related to the generation of a seat mile.

Other revenue increased $635 million, or 14.2%, primarily due to loyalty program revenues including our agreement with American Express, third-party refinery sales and maintenance sales to third parties by our MRO services business.

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

(1)
Due to the nature of amounts recorded within restructuring and other, a year-over-year comparison is not meaningful. For a discussion of charges recorded in restructuring and other, see Note 14 of the Notes to the Consolidated Financial Statements.

Salaries and Related Costs. The increase in salaries and related costs was primarily due to higher pilot and flight attendant block hours and pay rate increases implemented in both the first half of 2015 and December 2015. Base pay rates increased 14.5% for eligible merit, ground and flight attendant employees effective December 1, 2015.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense decreased $5.9 billion compared to the prior year due to a 43.5% decrease in the market price per gallon of fuel, an increase in Monroe's profitability and reduced hedge losses, partially offset by a 2.4% increase in consumption. The table below presents fuel expense, including our regional carriers:

	Year Ended December 31,		(Decrease)	% (Decrease)
(in millions)	2015	2014
Aircraft fuel and related taxes(1)	$6,544	$11,668	$(5,124)
Aircraft fuel and related taxes included within regional carriers expense	1,035	1,844	(809)
Total fuel expense	$7,579	$13,512	$(5,933)	(43.9)%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted:

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2015	2014		2015	2014
Fuel purchase cost(1)	$6,934	$11,350	$(4,416)	$1.74	$2.91	$(1.17)
Airline segment fuel hedge losses(2)	935	2,258	(1,323)	0.23	0.58	(0.35)
Refinery segment impact(2)	(290)	(96)	(194)	(0.07)	(0.02)	(0.05)
Total fuel expense	$7,579	$13,512	$(5,933)	$1.90	$3.47	$(1.57)
MTM adjustments and settlements(3)	1,301	(2,346)	3,647	0.33	(0.60)	0.93
Total fuel expense, adjusted	$8,880	$11,166	$(2,286)	$2.23	$2.87	$(0.64)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The reduction in regional carriers expense was primarily due to lower fuel cost from a decrease in the price per gallon of fuel, lower capacity and reduced maintenance expenses. During 2015, we removed thirty 50-seat regional aircraft as part of our strategy to restructure our domestic fleet.

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

Landing Fees and Other Rents. Landing fees and other rents increased principally due to an increased number of departures and higher rental rates.

Profit Sharing. The increase in profit sharing was driven by an increase in full year pre-tax income compared to the prior year. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For years prior to 2016, our profit sharing program paid 10% to all employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Beginning with 2016 pre-tax profit (to be paid out in 2017), the profit sharing program for merit, ground and flight attendant employees has been adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots remained unchanged and will continue in 2016 under its terms.

Passenger Service. Passenger service expense includes the costs for onboard food and beverage, cleaning and supplies. This expense increased year-over-year primarily due to costs associated with enhancements to our onboard product offering and the 3.3% increase in traffic.

Other. Other operating expense increased primarily due to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Non-Operating Results

	Year Ended December 31,			Favorable
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest expense, net	$(388)	$(481)	$(650)	$93	$169
Miscellaneous, net	72	(164)	(484)	236	320
Total non-operating expense, net	$(316)	$(645)	$(1,134)	$329	$489

The decline in interest expense, net in both comparative periods resulted from reduced levels of debt and from the refinancing of debt obligations at lower interest rates. The principal amount of debt and capital leases has declined from $11.7 billion at the beginning of 2014 to $7.4 billion at December 31, 2016.

Miscellaneous, net was favorable primarily due to lower foreign exchange losses compared to 2015. Also contributing to the increase is our proportionate share of earnings from our equity investment in Virgin Atlantic. The increase from Virgin Atlantic primarily resulted from year-over-year profit and improvements in MTM adjustments on fuel hedges. In 2015, miscellaneous, net was favorable primarily due to a reduction in debt extinguishment losses together with year-over-year profits and improvements in MTM adjustments on fuel hedges from Virgin Atlantic compared to 2014.

Income Taxes

Our effective tax rate for 2016 was 34.1%. We expect our annual effective tax rate to be between 34% and 35% for 2017. The reduction in our rate from prior years was primarily related to differences in our global tax rates. At December 31, 2016, we had approximately $5.9 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2027. Accordingly, we believe we will not pay any cash federal income taxes before 2019. See Note 10 of the Notes to the Consolidated Financial Statements for more information.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 175,000 barrels per day for use in our airline operations during 2016. We believe that the jet fuel supply resulting from the refinery's operation has contributed to the reduction in the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

The refinery recorded operating revenues of $3.8 billion in 2016, compared to $4.7 billion in 2015. Operating revenues in 2016 were primarily composed of $2.7 billion of non-jet fuel products exchanged with third parties to procure jet fuel and $695 million of sales of jet fuel to the airline segment. Refinery revenues decreased compared to the prior year due to an oversupply of crude in the market, which drove lower pricing of refined products throughout the oil industry.

The refinery recorded a loss of $125 million in 2016, compared to profits of $290 million and $96 million recorded in 2015 and 2014, respectively. The refinery's loss in 2016, compared to profits in the preceding two years, was primarily due to higher RINs costs and lower distillate crack spreads.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. Because the refinery, operated by Monroe, does not blend renewable fuels, it has purchased its entire RINs requirement in the secondary market. We recognized $171 million, $75 million and $111 million of expense related to the RINs requirement in 2016, 2015 and 2014, respectively. RINs expense increased during 2016 primarily as a result of a significant increase in the unit cost of RINs from approximately 58 cents per RIN during 2015 to 84 cents per RIN during 2016.

For more information regarding the refinery's results, see Note 13 of the Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2016, we had $5.7 billion in unrestricted liquidity, consisting of $3.2 billion in cash and cash equivalents and short-term investments and $2.5 billion in undrawn revolving credit facilities. During 2016, we generated $7.2 billion in cash from operating activities, which we used to fund capital expenditures of $3.4 billion, return $3.1 billion to shareholders and reduce the principal on our debt and capital lease obligations by $1.3 billion.

Sources of Liquidity

Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $7.2 billion in 2016, $7.9 billion in 2015 and $4.9 billion in 2014. We also expect to generate positive cash flows from operations in 2017.

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

Fuel and Fuel Hedge Margins. Including our regional carriers, fuel expense represented 18.3% of our total operating expenses for 2016. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

As part of our fuel hedging program, we may be required to post margin to counterparties when our portfolio is in a loss position. Conversely, if our portfolio with counterparties is in a gain position, we may receive margin. Our future cash flows are impacted by the nature of our derivative contracts and the market price of the commodities underlying those derivative contracts. Our hedge contracts were in a net loss position at December 31, 2016 and 2015, resulting in $38 million and $119 million, respectively, of margin postings to counterparties.

Timing of SkyMiles Sales. In December 2011, we amended our American Express agreements and agreed to sell $675 million of unrestricted SkyMiles to American Express in each December from 2011 through 2014. Pursuant to the December 2011 amendment, American Express purchased $675 million of unrestricted SkyMiles in each of those years with the final payment in 2014. The SkyMiles purchased in December 2014 were utilized by American Express in 2015. There were no advanced sales of SkyMiles in 2015 or 2016.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. In 2016, we contributed $1.3 billion, including $950 million in cash and shares of our common stock from treasury with a value of $350 million, to our qualified defined benefit pension plans during the first half of 2016. As a result of these contributions, we satisfied, on an accelerated basis, our 2016 required contributions for our defined benefit plans, including more than $750 million above the minimum funding requirements. We contributed $1.2 billion and $917 million in 2015 and 2014, respectively. We estimate our funding under these plans will total at least $1.2 billion in 2017, including $700 million above the minimum funding requirements.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

We paid $1.5 billion in February 2016, $1.1 billion in two payments, $756 million in February 2015 and more than $300 million in October 2014, and $506 million in February 2014 to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 2016, we recorded $1.1 billion in profit sharing expense based on 2016 pre-tax profit, which will be paid to employees in February 2017.

Beginning with 2016 (to be paid out in 2017), the profit sharing program for merit, ground and flight attendant employees was adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. For years prior to 2016, our profit sharing program paid 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The profit sharing program for pilots remains unchanged from the prior year and will continue under its current terms.

Investing Activities

Capital Expenditures. Our capital expenditures were $3.4 billion in 2016, $2.9 billion in 2015 and $2.2 billion in 2014. Our capital expenditures during 2016 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A321-200 and A330-300 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet. Our capital expenditures during 2015 and 2014 were primarily for the purchase of aircraft and modifications to upgrade aircraft interiors that enhance our product offering.

We have committed to future aircraft purchases that will require significant capital investment and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $3.5 billion in 2017 primarily for (a) aircraft, including deliveries of B-737-900ERs, A321-200s and A350-900s, along with advance deposit payments for these and our new A330-900neo and CS100 orders as well as for (b) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet. We expect that the 2017 investments will be funded primarily through cash flows from operations.

Equity Investments. We own 4.2% of the outstanding shares of Grupo Aeroméxico, and we have derivative contracts that may be settled for shares of Grupo Aeroméxico. Our total derivative contract holdings represent 12.8% of Grupo Aeroméxico's shares. During 2015, we announced our intention to create an antitrust immunized commercial joint venture with Aeroméxico and to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, both subject to regulatory approvals. The Mexican and U.S. regulators approved antitrust immunity for the joint venture during 2016, subject to certain conditions. Delta and Aeroméxico have accepted the conditions and are in the process of implementing the necessary actions in order to satisfy the conditions. We expect both the joint venture to be implemented and the tender offer to be completed in the first half of 2017. As a result of the tender offer, when combined with our current holdings and derivative positions, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. The total amount to be paid for the tender offer shares and the shares underlying the derivatives is expected to be up to $765 million.

LAX Redevelopment. During the September 2016 quarter, we executed a new lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we will design and manage the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines currently located in Terminals 2 and 3 to Terminals 5, 6 and Tom Bradley International Terminal ("TBIT"). Subject to required approvals, we have an option to expand the project, which could cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing, arrival hall and security checkpoint, (3) construction of infrastructure for the planned airport people mover (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT. We expect a substantial majority of the project costs will be funded by a quasi-governmental entity.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases has declined from $11.7 billion at the beginning of 2014 to $7.4 billion at December 31, 2016. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $10.9 billion. We have focused on reducing our total debt in recent years as part of our strategy to strengthen our balance sheet. As a result, we received upgrades to our credit ratings by all three major rating agencies, including investment grade ratings from Moody's and Fitch. Continued improvement in our credit ratings could result in lower costs of borrowing, among other benefits.

At December 31, 2016, our ratings were:

Rating Agency	Current Rating	Outlook
Moody's	Baa3	Stable
Fitch	BBB-	Stable
Standard & Poor's	BB+	Positive

In connection with the retirement and termination of the outstanding loans under our existing $2.5 billion Senior Secured Credit Financing Facilities (due April 2016 and April 2017), we completed refinancing transactions in August 2015 with new debt consisting of $2.0 billion of Senior Secured Credit Facilities and $500 million of 2015-1 pass through certificates. The Senior Secured Credit Facilities consist of a $1.5 billion Revolving Credit Facility and a $500 million Term Loan Facility.

Capital Returns to Shareholders. Since 2013, our Board of Directors has implemented three programs to return capital to shareholders through quarterly dividends and share repurchases. Since first implementing our quarterly dividend in 2013, we have increased the dividend per share by 50% annually and paid $1.2 billion in total dividends, including $509 million in 2016. Through dividends and share repurchases, we have returned nearly $7.4 billion to shareholders since 2013, while reducing outstanding shares by approximately 14% compared to the beginning of 2013. During 2016 alone, we repurchased and retired 60 million shares at a cost of $2.6 billion.

(in millions, except repurchase price)	Share Repurchase Authorization	Average Repurchase Price	Planned Completion Date	Authorization Remaining
May 2013 Program	$500	$28.43	June 30, 2016	Completed June 2014
May 2014 Program	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$5,000	$44.03	December 31, 2017	$1,350

On February 10, 2017, the Board of Directors declared a $0.2025 per share dividend for shareholders of record as of February 24, 2017.

Fuel Hedge Restructuring. During 2015, we effectively deferred settlement of a portion of our hedge portfolio until 2016 by entering into fuel derivative transactions that, excluding market movements from the date of inception, settled and provided approximately $300 million in cash receipts during the second half of 2015 and required approximately $300 million in cash payments in 2016. We early terminated certain of these deferral transactions in 2015. As a result, we reported $429 million in cash receipts and $71 million in cash payments associated with these deferral transactions in 2015.

During the March 2016 quarter, we entered into transactions to further defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, provided approximately $300 million in cash receipts during the second half of 2016 and require approximately $300 million in cash payments in 2017.

During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. As a result, during the year ended December 31, 2016, we reported $291 million in cash receipts and $451 million in cash payments associated with these transactions. For additional information regarding these deferral transactions, see Note 4 to the Notes to the Consolidated Financial Statements.

Undrawn Lines of Credit

We have $2.5 billion available in undrawn revolving lines of credit. Our credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2016.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments representing obligations that arise in the ordinary course of business that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (see Note 6)
Principal amount	$1,038	$2,160	$1,289	$527	$345	$1,753	$7,112
Interest payments	311	259	172	114	91	214	1,161
Capital lease obligations (see Note 7)
Principal amount	122	70	51	39	22	20	324
Interest payments	23	15	9	4	2	1	54
Operating lease payments (see Note 7)	1,572	1,443	1,304	1,133	862	6,781	13,095
Aircraft purchase commitments (see Note 9)	2,580	2,980	3,380	1,730	1,130	660	12,460
Contract carrier obligations (see Note 9)	2,039	1,827	1,562	1,220	737	1,196	8,581
Employee benefit obligations (see Note 8)	657	535	552	598	561	9,950	12,853
Other obligations	1,290	410	260	200	200	1,330	3,690
Total	$9,632	$9,699	$8,579	$5,565	$3,950	$21,905	$59,330

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using London interbank offered rates ("LIBOR") at December 31, 2016.

Operating Lease Payments. Represents our minimum rental commitments under noncancelable operating leases (including certain aircraft flown by regional carriers).

Aircraft Purchase Commitments. Represents our commitments to purchase 51 B-737-900ER, 67 A321-200, 75 CS100, 25 A330-900neo, 25 A350-900 and two A330-300 aircraft.

Contract Carrier Obligations. Represents our estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. The reported amounts are based on (1) the required minimum levels of flying by our contract carriers under the applicable agreements and (2) assumptions regarding the costs associated with such minimum levels of flying.

Employee Benefit Obligations. Represents primarily (1) our estimated minimum required funding for our qualified defined benefit pension plans based on actuarially determined estimates and (2) projected future benefit payments from our unfunded postretirement and postemployment plans. For additional information about our employee benefit obligations, see "Critical Accounting Policies and Estimates."

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

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our SkyMiles program provide customers with (1) mileage credits earned and (2) air transportation. We value each deliverable on a standalone basis. Our estimate of the selling price of a mileage credit is based on an analysis of our sales of mileage credits to other airlines and customers, which is re-evaluated at least annually. We use established ticket prices to determine the estimated selling price of air transportation. We allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

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

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. In December 2014, we amended our marketing agreements with American Express, which increased the value we receive under the agreements and extended the term to 2022. The amended agreements became effective January 1, 2015. We account for the agreements consistent with the accounting method that allocates the consideration received to the individual products and services delivered based on their relative selling prices. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The increased value received under the amended agreements increases the amount of deferred revenue for the travel component and increases the value of the other deliverables, which are recognized in other revenue as they are provided.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (mileage credits) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

Breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. We use statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2016, the aggregate deferred revenue balance associated with the SkyMiles program was $3.9 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $31 million impact on our deferred revenue liability at December 31, 2016.

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

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack, or other reasons, (5) changes to the regulatory environment (e.g., diminished slot restrictions or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

We assessed each of the above assumptions in our most recent impairment analyses. The combination of our most recently completed annual results and our projected revenues, expenses and cash flows more than offset any negative events and circumstances. The stabilized operating environment for U.S. airlines has led to improved financial results.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2016. Based upon our qualitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above, we determined that there was no indication that goodwill was impaired.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.8 billion at December 31, 2016, of which $4.7 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

In 2016, we performed qualitative assessments of our indefinite-lived intangible assets other than the Pacific routes and slots asset, including applicable factors noted in "Key Assumptions" above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors, which impact the fair value of our indefinite-lived intangible assets.

We obtained the Pacific routes and slots asset as part of the acquisition of Northwest Airlines in 2008. This intangible asset is composed of Pacific route authorities and takeoff and landing rights ("slots") at capacity-constrained airports in Asia, including Tokyo-Narita airport. Changes in key inputs and assumptions, including (1) new or enhanced joint ventures or alliances, (2) legislative or regulatory changes, including access to Tokyo's Haneda airport, (3) foreign currency exchange rates, (4) fuel costs and (5) Pacific region profitability, could impact the value of this asset in the future. We performed a quantitative assessment of our Pacific routes and slots indefinite-lived intangible asset and determined that there was no indication that the asset was impaired as the fair value significantly exceeded the carrying value.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $24.4 billion at December 31, 2016. This value is based on various factors, including the assets' estimated useful lives and salvage values. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2016, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $10.6 billion. During 2016, we contributed $1.3 billion to these plans and recorded $251 million of expense in salaries and related costs on our Consolidated Statement of Operations. In 2017, we estimate we will contribute at least $1.2 billion to these plans, including $700 million of contributions above the minimum funding requirements. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 4.20% and 4.57% at December 31, 2016 and 2015, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.99% to 4.13% between 2014 and 2016.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2016 was 8.94%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2017 Pension Expense		Effect on Accrued Pension Liability at December 31, 2016
0.50% decrease in weighted average discount rate	$(5	) million	$1.3	billion
0.50% increase in weighted average discount rate	$2	million	$(1.2	) billion
0.50% decrease in expected long-term rate of return on assets	$55	million	$—
0.50% increase in expected long-term rate of return on assets	$(55	) million	$—

Life Expectancy. Changes in life expectancy may significantly change our benefit obligations and future expense. We use the Society of Actuaries' ("SOA") published mortality data, other publicly available information and our own perspective of future longevity to develop our best estimate of life expectancy. In 2014, the SOA published updated mortality tables for U.S. plans and an updated improvement scale, which both reflected significant improvements in longevity. Since then, the SOA has published annual updates to their improvement scale. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Funding. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate.

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

We are currently evaluating how the adoption of the revenue recognition standard will impact our Consolidated Financial Statements. Interpretations are on-going and could have a significant impact on our implementation. While we currently believe the adoption will have little effect on earnings, the classification of certain transactions within revenues and between revenues and operating expenses may change. Also, the adoption may increase the rate used to account for frequent flyer miles, which would impact the balance of the frequent flyer liability. We plan to adopt the standard effective January 1, 2018.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.

We have not completed our assessment, but we believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7 of the Notes to the Consolidated Financial Statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017.

Our investments in the parent companies of Aeroméxico and GOL are currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to retained earnings. As of December 31, 2016, a net unrealized loss of $38 million related to these investments was recorded in AOCI on our Consolidated Balance Sheet.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used since the investment was acquired. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized in non-operating income/expense.

We adopted this standard during the March 2016 quarter. Although none of our available-for-sale or cost investments qualified for use of the equity method during 2016, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed in the March 2017 quarter, at which point our investment will qualify for the equity method of accounting.

Statement of Cash Flows

In the second half of 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity's statement of cash flows, respectively. These standards are effective for interim and annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We do not expect these standards to have a material impact on our Consolidated Statements of Cash Flows.

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Consolidated Financial Statements but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results.

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

	Year Ended December 31,
(in millions)	2016	2015
Pre-tax income	$6,636	$7,157
Adjusted for:
MTM adjustments and settlements	(450)	(1,301)
Restructuring and other	—	35
Virgin Atlantic MTM adjustments	(115)	(26)
Pre-tax income, adjusted for special items	$6,071	$5,865

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex, including profit sharing (a non-GAAP financial measure). We adjust CASM for the following items to determine CASM-Ex, including profit sharing for the reasons described below:

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

	Year Ended December 31,
	2016	2015
CASM (cents)	12.98 ¢	13.33 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.38)	(3.07)
Restructuring and other	—	(0.01)
Other expenses	(0.47)	(0.48)
CASM-Ex, including profit sharing	10.13 ¢	9.77 ¢

The following table shows our calculation of ROIC. We present ROIC as management believes this metric is helpful to investors in assessing our ability to generate returns using its invested capital. ROIC is operating income, adjusted, divided by adjusted average invested capital. We adjust operating income for MTM adjustments and settlements and restructuring and other for the same reasons discussed above for pre-tax income. All adjustments to calculate ROIC are intended to provide a more meaningful comparison of our results to the airline industry and other high-quality industrial companies.

Year Ended
(in millions, except % of return)	December 31, 2016
Operating income	$6,952
Adjusted for:
MTM adjustments and settlements	(450)
Restructuring and other	—
7x annual interest expense included in aircraft rent	188
Amortization of retirement actuarial loss	231
Operating income, adjusted	$6,921

Adjusted book value of equity	$19,954
Average adjusted net debt	6,601
Adjusted average invested capital(1)	$26,555

ROIC	26.1%

(1)
Adjusted average invested capital represents the sum of the average book value of equity at the end of the last five quarters, adjusted for pension and fuel hedge impacts within other comprehensive income. Average adjusted net debt is calculated using amounts as of the end of the last five quarters.

The following table shows a reconciliation of adjusted net debt. We use adjusted total debt, including aircraft rent and long-term adjusted debt and capital leases, to present estimated financial obligations. We reduce adjusted total debt by cash, cash equivalents and short-term investments, and hedge margin (receivable) payable, resulting in adjusted net debt, to present the amount of assets needed to satisfy the debt. We believe this metric is helpful to investors in assessing the company’s overall debt profile. We reduce adjusted total debt by the amount of hedge margin (receivable) payable, which reflects cash (posted to) received from counterparties, as we believe this removes the impact of current market volatility on our unsettled hedges and is a better representation of the continued progress we have made on our debt initiatives.

(in millions)	December 31, 2016	December 31, 2009
Debt and capital lease obligations	$7,332	$17,198
Plus: unamortized discount, net and debt issuance costs	104	1,123
Adjusted debt and capital lease obligations	7,436	18,321
Plus: 7x last twelve months' aircraft rent	1,995	3,360
Adjusted total debt	9,431	21,681
Less: cash, cash equivalents and short-term investments	(3,249)	(4,678)
Less: hedge margin (receivable) payable	(38)	10
Adjusted net debt	$6,144	$17,013

Glossary of Defined Terms

ASM - Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM - (Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period. CASM is also referred to as "unit cost."

CASM-Ex, including profit sharing - The amount of operating cost incurred per ASM during a reporting period, adjusted for aircraft fuel and related taxes, restructuring and other and other expenses, including aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties.

Passenger Load Factor - A measure of utilized available seating capacity calculated by dividing RPMs by ASMs for a reporting period.

Passenger Mile Yield or Yield - The amount of passenger revenue earned per RPM during a reporting period.

PRASM - Passenger Revenue per ASM. The amount of passenger revenue earned per ASM during a reporting period. PRASM is also referred to as "unit revenue."

RPM - Revenue Passenger Mile. One revenue-paying passenger transported one mile. RPMs equal the number of revenue passengers during a reporting period multiplied by the number of miles flown by those passengers during that period. RPMs are also referred to as "traffic."

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

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. During the March 2016 quarter, to better participate in the low fuel price environment, we entered into derivatives designed to offset and effectively neutralize our existing airline segment hedge positions. As a result, we locked in the amount of net hedge settlements for the remainder of 2016 and 2017. During the June 2016 quarter, we early settled $455 million of our airline segment's 2016 positions. We recognized $366 million of fuel hedge losses during the year ended December 31, 2016.

For the year ended December 31, 2016, aircraft fuel and related taxes, including our regional carriers, accounted for $6.0 billion, or 18.3%, of our total operating expense, based on annual consumption of approximately four billion gallons of jet fuel. Assuming we do not enter into new derivative contracts, we are exposed to changes in the market price of jet fuel. A one cent increase in the cost of jet fuel would result in approximately $40 million of additional annual fuel expense.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2016, we had $3.4 billion of fixed-rate long-term debt and $3.7 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $120 million at December 31, 2016 and would have increased the annual interest expense on our variable-rate long-term debt by $37 million, exclusive of the impact of our interest rate hedge contract. We have one interest rate hedge contract with a notional value of $349 million.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and Canadian dollar. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2016, we had open foreign currency forward contracts totaling a $27 million asset position. We estimate that a 10% depreciation or appreciation in the price of the Japanese yen and Canadian dollar in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $45 million gain or $55 million loss, respectively, for the year ending December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Air Lines, Inc.

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Air Lines, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 13, 2017

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,762	$1,972
Short-term investments	487	1,465
Accounts receivable, net of an allowance for uncollectible accounts of $15 and $9 at December 31, 2016 and 2015, respectively	2,064	2,020
Fuel inventory	519	379
Expendable parts and supplies inventories, net of an allowance for obsolescence of $110 and $114 at December 31, 2016 and 2015, respectively	372	318
Hedge derivative asset	393	1,987
Prepaid expenses and other	854	915
Total current assets	7,451	9,056

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $12,456 and $10,871 at December 31, 2016 and 2015, respectively	24,375	23,039

Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $828 and $811 at December 31, 2016 and 2015, respectively	4,844	4,861
Deferred income taxes, net	3,064	4,956
Other noncurrent assets	1,733	1,428
Total other assets	19,435	21,039
Total assets	$51,261	$53,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,131	$1,563
Air traffic liability	4,626	4,503
Accounts payable	2,572	2,743
Accrued salaries and related benefits	2,924	3,195
Hedge derivative liability	688	2,581
Frequent flyer deferred revenue	1,648	1,635
Other accrued liabilities	1,650	1,306
Total current liabilities	15,239	17,526

Noncurrent Liabilities:
Long-term debt and capital leases	6,201	6,766
Pension, postretirement and related benefits	13,378	13,855
Frequent flyer deferred revenue	2,278	2,246
Other noncurrent liabilities	1,878	1,891
Total noncurrent liabilities	23,735	24,758

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 744,886,938 and 799,850,675 shares issued at December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	12,294	12,936
Retained earnings	7,903	5,562
Accumulated other comprehensive loss	(7,636)	(7,275)
Treasury stock, at cost, 14,149,229 and 21,066,684 shares at December 31, 2016 and 2015, respectively	(274)	(373)
Total stockholders' equity	12,287	10,850
Total liabilities and stockholders' equity	$51,261	$53,134

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Operating Revenue:
Passenger:
Mainline	$28,105	$28,898	$28,688
Regional carriers	5,672	5,884	6,266
Total passenger revenue	33,777	34,782	34,954
Cargo	668	813	934
Other	5,194	5,109	4,474
Total operating revenue	39,639	40,704	40,362

Operating Expense:
Salaries and related costs	10,034	8,776	8,120
Aircraft fuel and related taxes	5,133	6,544	11,668
Regional carriers expense	4,311	4,241	5,237
Contracted services	1,991	1,848	1,749
Depreciation and amortization	1,902	1,835	1,771
Aircraft maintenance materials and outside repairs	1,823	1,848	1,828
Passenger commissions and other selling expenses	1,710	1,672	1,700
Landing fees and other rents	1,490	1,493	1,442
Profit sharing	1,115	1,490	1,085
Passenger service	907	872	810
Aircraft rent	285	250	233
Restructuring and other	—	35	716
Other	1,986	1,998	1,797
Total operating expense	32,687	32,902	38,156

Operating Income	6,952	7,802	2,206

Non-Operating Expense:
Interest expense, net	(388)	(481)	(650)
Miscellaneous, net	72	(164)	(484)
Total non-operating expense, net	(316)	(645)	(1,134)

Income Before Income Taxes	6,636	7,157	1,072

Income Tax Provision	(2,263)	(2,631)	(413)

Net Income	$4,373	$4,526	$659

Basic Earnings Per Share	$5.82	$5.68	$0.79
Diluted Earnings Per Share	$5.79	$5.63	$0.78
Cash Dividends Declared Per Share	$0.68	$0.45	$0.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2016	2015	2014
Net Income	$4,373	$4,526	$659
Other comprehensive income (loss):
Net change in foreign currency and interest rate derivatives	(43)	(82)	3
Net change in pension and other benefits	(360)	163	(2,194)
Net change in investments	42	(45)	10
Total Other Comprehensive (Loss) Income	(361)	36	(2,181)
Comprehensive Income (Loss)	$4,012	$4,562	$(1,522)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$4,373	$4,526	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,902	1,835	1,771
Hedge derivative contracts	(342)	(1,366)	2,186
Deferred income taxes	2,223	2,581	414
Pension, postretirement and postemployment payments greater than expense	(717)	(1,013)	(723)
Restructuring and other	—	35	758
Extinguishment of debt	—	22	268
Equity investment (earnings) loss	(160)	(35)	106
Changes in certain assets and liabilities:
Receivables	(147)	(56)	(302)
Restricted cash and cash equivalents	(11)	7	62
Fuel inventory	(140)	155	172
Hedge margin	81	806	(922)
Prepaid expenses and other current assets	(26)	(102)	58
Air traffic liability	123	207	174
Frequent flyer deferred revenue	45	(301)	(238)
Profit sharing	(383)	734	264
Accounts payable and accrued liabilities	285	(201)	(36)
Other, net	99	93	276
Net cash provided by operating activities	7,205	7,927	4,947

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,617)	(2,223)	(1,662)
Ground property and equipment, including technology	(774)	(722)	(587)
Purchase of equity investments	—	(500)	—
Purchase of short-term investments	(1,707)	(998)	(1,795)
Redemption of short-term investments	2,686	739	1,533
Acquisition of London-Heathrow slots	—	(276)	—
Proceeds for sales of E190 aircraft	226	—	—
Other, net	31	25	48
Net cash used in investing activities	(2,155)	(3,955)	(2,463)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,709)	(2,558)	(2,928)
Repurchase of common stock	(2,601)	(2,200)	(1,100)
Cash dividends	(509)	(359)	(251)
Fuel card obligation	211	(340)	(41)
Payments on hedge derivative contracts	(451)	(71)	—
Proceeds from hedge derivative contracts	291	429	—
Proceeds from long-term obligations	450	1,038	1,020
Other, net	58	(27)	60
Net cash used in financing activities	(4,260)	(4,088)	(3,240)

Net Increase (Decrease) in Cash and Cash Equivalents	790	(116)	(756)
Cash and cash equivalents at beginning of period	1,972	2,088	2,844
Cash and cash equivalents at end of period	$2,762	$1,972	$2,088

Supplemental Disclosure of Cash Paid for Interest	$385	$452	$560
Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$—	$—
Flight equipment under capital leases	$86	$111	$28

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2014	869	$—	$13,982	$3,049	$(5,130)	18	$(258)	$11,643
Net income	—	—	—	659	—	—	—	659
Dividends declared	—	—	—	(252)	—	—	—	(252)
Other comprehensive loss	—	—	—	—	(2,181)	—	—	(2,181)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $31.46(1) per share)	3	—	81	—	—	2	(55)	26
Stock options exercised	2	—	18	—	—	—	—	18
Stock purchased and retired	(29)	—	(460)	(640)	—	—	—	(1,100)
Balance at December 31, 2014	845	—	13,621	2,816	(7,311)	20	(313)	8,813
Net income	—	—	—	4,526	—	—	—	4,526
Dividends declared	—	—	—	(359)	—	—	—	(359)
Other comprehensive income	—	—	—	—	36	—	—	36
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $46.83(1) per share)	1	—	76	—	—	1	(60)	16
Stock options exercised	2	—	18	—	—	—	—	18
Stock purchased and retired	(48)	—	(779)	(1,421)	—	—	—	(2,200)
Balance at December 31, 2015	800	—	12,936	5,562	(7,275)	21	(373)	10,850
Net income	—	—	—	4,373	—	—	—	4,373
Change in accounting principle	—	—	—	95	—	—	—	95
Dividends declared	—	—	—	(509)	—	—	—	(509)
Other comprehensive loss	—	—	—	—	(361)	—	—	(361)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $44.27(1) per share)	2	—	105	—	—	1	(40)	65
Stock options exercised	3	—	32	—	—	—	—	32
Treasury stock, net, contributed to our qualified defined benefit pension plans	—	—	204	—	—	(8)	139	343
Stock purchased and retired	(60)	—	(983)	(1,618)	—	—	—	(2,601)
Balance at December 31, 2016	745	$—	$12,294	$7,903	$(7,636)	14	$(274)	$12,287

(1)	Weighted average price per share

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Delta Air Lines, Inc., a Delaware corporation, provides scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

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

Recent Accounting Standards

Standards Effective in Future Years

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016.

We are currently evaluating how the adoption of the revenue recognition standard will impact our Consolidated Financial Statements. Interpretations are on-going and could have a significant impact on our implementation. While we currently believe the adoption will have little effect on earnings, the classification of certain transactions within revenues and between revenues and operating expenses may change. Also, the adoption may increase the rate used to account for frequent flyer miles, which would impact the balance of the frequent flyer liability. We plan to adopt the standard effective January 1, 2018.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.

We have not completed our assessment, but we believe adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations."

Statement of Cash Flows. In the second half of 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity's statement of cash flows, respectively. These standards are effective for interim and annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We do not expect these standards to have a material impact on our Consolidated Statements of Cash Flows.

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017.

Our investments in the parent companies of Aeroméxico and GOL are currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to retained earnings. As of December 31, 2016, a net unrealized loss of $38 million related to these investments was recorded in AOCI on our Consolidated Balance Sheet.

Recently Adopted Standards

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under the new standard, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. We adopted this standard effective January 1, 2016 and have updated our presentation of investments measured at net asset value accordingly. See Note 8, "Employee Benefit Plans" for more information.

Equity Method Investments. In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used since the investment was acquired. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized in non-operating income/expense.

We adopted this standard during the March 2016 quarter. Although none of our available-for-sale or cost investments qualified for use of the equity method during 2016, we expect the tender offer for additional capital stock of Grupo Aeroméxico to be completed in the March 2017 quarter, at which point our investment will qualify for the equity method of accounting. For more information about our investments and the proposed cash tender offer for shares of Grupo Aeroméxico see Note 3, "Investments."

Share-Based Compensation. In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718)." This standard makes changes to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. It also clarifies the statement of cash flows presentation for certain components of share-based awards.

We adopted this standard during the June 2016 quarter. The adoption of this standard resulted in the recognition of $95 million of previously unrecognized excess tax benefits in deferred income taxes, net and an increase in retained earnings on our Consolidated Balance Sheet as of the beginning of the current year and the recognition of $33 million of excess tax benefits in our income tax provision for the year ended December 31, 2016.

Cash and Cash Equivalents and Short-Term Investments

Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents. Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs. All short-term investments are classified as either available-for-sale or held-to-maturity, and realized gains and losses are recorded using the specific identification method.

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

Refinery. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at recoverable cost. We use jet fuel in our airline operations that is produced by the refinery and procured through the exchange with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) incurred and an applicable portion of manufacturing overhead.

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

Not Designated as Accounting Hedges. During the years 2014 to 2016, we did not designate our fuel derivative contracts as accounting hedges. We recorded changes in the fair value of our fuel hedges in aircraft fuel and related taxes. These changes in fair value include settled gains and losses as well as mark-to-market adjustments ("MTM adjustments"). MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period.

Designated as Cash Flow Hedges. For derivative contracts designated as cash flow hedges (interest rate contracts and foreign currency exchange contracts), the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period in which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in non-operating expense.

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

The following table summarizes the risk each type of derivative contract is hedging and the classification of related gains and losses on our Consolidated Statements of Operations:

Derivative Type	Hedged Risk	Classification of Gains and Losses
Fuel hedge contracts	Fluctuations in jet fuel prices	Aircraft fuel and related taxes
Interest rate contracts	Increases in interest rates	Interest expense, net
Foreign currency exchange contracts	Fluctuations in foreign currency exchange rates	Passenger revenue

The following table summarizes the accounting treatment of our derivative contracts:

Impact of Unrealized Gains and Losses
Accounting Designation	Effective Portion	Ineffective Portion
Not designated as hedges	Change in fair value of hedge is recorded in earnings
Designated as cash flow hedges	Market adjustments are recorded in AOCI	Excess, if any, over effective portion of hedge is recorded in non-operating expense
Designated as fair value hedges	Market adjustments are recorded in long-term debt and capital leases	Excess, if any, over effective portion of hedge is recorded in non-operating expense

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

Hedge Margin. In accordance with our fuel, interest rate and foreign currency hedge contracts, we may require counterparties to fund the margin associated with our gain position and/or counterparties may require us to fund the margin associated with our loss position on these contracts. The amount of the margin, if any, is periodically adjusted based on the fair value of the hedge contracts. The margin requirements are intended to mitigate a party's exposure to the risk of counterparty default. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our hedge contracts.

The hedge margin we receive from counterparties is recorded in cash and cash equivalents or prepaid expenses and other, with the offsetting obligation in accounts payable. The hedge margin we provide to counterparties is recorded in prepaid expenses and other.

Long-Lived Assets

The following table summarizes our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2016	2015
Flight equipment	20-32 years	$28,135	$26,057
Ground property and equipment	3-40 years	6,581	5,862
Flight and ground equipment under capital leases	Shorter of lease term or estimated useful life	1,056	1,112
Advance payments for equipment		1,059	879
Less: accumulated depreciation and amortization(1)		(12,456)	(10,871)
Total property and equipment, net		$24,375	$23,039

(1)	Includes accumulated amortization for flight and ground equipment under capital leases in the amount of $757 million and $782 million at December 31, 2016 and 2015, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $1.9 billion, $1.8 billion and $1.7 billion for each of the years ended December 31, 2016, 2015 and 2014, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to 10 years. Included in the depreciation and amortization expense discussed above, we recorded $160 million, $148 million and $129 million for amortization of capitalized software for the years ended December 31, 2016, 2015 and 2014, respectively. The net book value of these assets totaled $549 million and $420 million at December 31, 2016 and 2015, respectively.

We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack, or other reasons, (5) changes to the regulatory environment (e.g., diminished slot restrictions or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $800 million and must be paid monthly. At December 31, 2016 and December 31, 2015, we had $432 million and $221 million, respectively, outstanding on this purchasing card, which was classified as a fuel card obligation within other accrued liabilities and a financing activity in our Consolidated Statements of Cash Flows.

Retirement of Repurchased Shares

We immediately retire substantially all shares upon repurchase. Historically, we recorded the share purchase price in excess of par value to additional paid-in capital ("APIC"). During the current year, we changed our presentation by reclassifying a portion of the amounts previously recorded from APIC to retained earnings in each of the years presented. The reclassification reduced retained earnings by $2.1 billion at December 31, 2015. We will continue in future periods to allocate the share purchase price in excess of par value between APIC and retained earnings.

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

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our SkyMiles program provide customers with (1) mileage credits earned and (2) air transportation. We value each deliverable on a standalone basis. Our estimate of the selling price of a mileage credit is based on an analysis of our sales of mileage credits to other airlines and customers, which is re-evaluated at least annually. We use established ticket prices to determine the estimated selling price of air transportation. We allocate the total amount collected from passenger ticket sales between the deliverables based on their relative selling prices.

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

In December 2014, we amended our marketing agreements with American Express, which increased the value we receive under the agreements and extended the term to 2022. The amended agreements became effective January 1, 2015. We account for the agreements consistent with the accounting method that allocates the consideration received to the individual products and services delivered based on their relative selling prices. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The increased value received under the amended agreements increases the amount of deferred revenue for the travel component and increases the value of the other deliverables.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (mileage credits) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

Breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years.

Regional Carriers Revenue

Our regional carriers include both our contract carrier agreements with third-party regional carriers ("contract carriers") and Endeavor Air, Inc. ("Endeavor"), our wholly owned subsidiary. Our contract carrier agreements are structured as either (1) capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase or (2) revenue proration agreements, which are based on a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries. We record revenue related to our contract carriers and Endeavor in regional carriers passenger revenue and the related expenses in regional carriers expense.

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

Other revenue is primarily comprised of (1) loyalty programs, (2) administrative fees, club and on-board sales (3) ancillary businesses and refinery and (4) baggage fees.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year incurred. Advertising expense was $277 million for the year ended December 31, 2016 and approximately $225 million for the years ended December 31, 2015 and 2014, respectively.

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

(b)	Income approach. Techniques to convert future amounts to a single present value amount based on market expectations (including present value techniques and option-pricing models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2016			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$2,279	$2,279	$—	(a)
Short-term investments
U.S. government and agency securities	112	86	26	(a)
Asset- and mortgage-backed securities	68	—	68	(a)
Corporate obligations	295	—	295	(a)
Other fixed income securities	12	—	12	(a)
Restricted cash equivalents and investments	61	61	—	(a)
Long-term investments	139	115	24	(a)
Hedge derivatives, net
Fuel hedge contracts	(324)	(26)	(298)	(a)(b)
Interest rate contract	6	—	6	(a)(b)
Foreign currency exchange contracts	27	—	27	(a)

	December 31, 2015			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,543	$1,543	$—	(a)
Short-term investments
U.S. government securities	151	74	77	(a)
Asset- and mortgage-backed securities	380	—	380	(a)
Corporate obligations	896	—	896	(a)
Other fixed income securities	38	—	38	(a)
Restricted cash equivalents and investments	49	49	—	(a)
Long-term investments	155	130	25	(a)
Hedge derivatives, net
Fuel hedge contracts	(672)	65	(737)	(a)(b)
Interest rate contract	(3)	—	(3)	(a)(b)
Foreign currency exchange contracts	94	—	94	(a)

(1)	See Note 8, "Employee Benefit Plans," for fair value of benefit plan assets.

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

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL). Shares of the parent companies of Aeroméxico and GOL are traded on public exchanges, and we value our investments based on quoted market prices. The investments are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 18% to 41% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at December 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Available- For-Sale
Due in one year or less	$160
Due after one year through three years	239
Due after three years through five years	65
Due after five years	23
Total	$487

Long-Term Investments

We have developed strategic relationships with certain airlines through equity investments and other forms of cooperation and support. These strategic relationships are important to us as they improve coordination with these airlines and enable our customers to seamlessly reach more destinations. We collectively consider several factors in determining other-than-temporary impairment losses, including the current and expected long-term business prospects of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Available-for-Sale

•
Aeroméxico. We own 4.2% of the outstanding shares of Grupo Aeroméxico, and we have derivative contracts that may be settled for shares of Grupo Aeroméxico, including one obtained in the September 2016 quarter. Our total derivative contract holdings represent 12.8% of Grupo Aeroméxico's shares. During 2015, we announced our intention to create an antitrust immunized commercial joint venture with Aeroméxico and to acquire additional shares of the capital stock of Grupo Aeroméxico through a cash tender offer, both subject to regulatory approvals. The Mexican and U.S. regulators approved antitrust immunity for the joint venture during 2016, subject to certain conditions. Delta and Aeroméxico have accepted the conditions and are in the process of implementing the necessary actions in order to satisfy the conditions. We expect both the joint venture to be implemented and the tender offer to be completed in the first half of 2017. As a result of the tender offer, when combined with our current holdings and derivative positions, we would own up to 49% of the outstanding capital stock of Grupo Aeroméxico. The total amount to be paid for the tender offer shares and the shares underlying the derivatives is expected to be up to $765 million.

•
GOL. During 2015, we acquired preferred shares of GOL's parent company, increasing our ownership to 9.5% of GOL's outstanding capital stock. Additionally, GOL entered into a $300 million five-year term loan facility with third parties, which we have guaranteed. Our guaranty is primarily secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. As GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheets as of December 31, 2016. In conjunction with these transactions, we and GOL agreed to extend our existing commercial agreements.

Challenges in the Brazilian economy and GOL's financial performance caused the stock price of GOL's parent company to decline during 2015. However, during 2016, GOL's stock price increased more than 200% at its peak in October 2016, before settling to an 80% increase at December 31, 2016. The current year increase in the stock price was due to improvements in both the economic conditions in Brazil and the financial performance of the company. At December 31, 2016, the fair value of our investment in GOL's parent company was $46 million with a $44 million loss recorded in AOCI at December 31, 2016. The loss recorded in AOCI as of December 31, 2015 was $84 million. We determined the investment is not impaired as the decline as of October 2016 was not significant and GOL's management is continuing to execute measures to maximize operational and network efficiency and control costs, which we anticipate will further improve GOL's financial performance and the fair value of our investment in the near future.

Cost Method

•
China Eastern. During 2015, we acquired shares of China Eastern, which provide us with a 3.2% stake in the airline as of December 31, 2016. As the investment agreement restricts our sale or transfer of these shares for a period of three years, we will account for the investment at cost until the September 2017 quarter. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares.

We have evaluated whether the decline in the value of China Eastern's shares would impair our investment. We considered the recent conditions and outlook for both China Eastern and the broader Chinese economy, as well as the nature of our investment in China Eastern. Although the market price of China Eastern’s stock at December 31, 2016 was 6% below the market price of the stock on our acquisition date, the stock has recently traded above the book value of our investment. We have the intent and ability to hold our investment in China Eastern to allow for the recovery of its market value as China Eastern is a strategic investment for us and operates as an extension of our global network.

Equity Method Investment

Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways. In addition, during 2014, we began an antitrust immunized joint venture with Virgin Atlantic, which allows for joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to operations on routes between North America and the United Kingdom. As a result of this relationship, our customers have increased access and frequencies to London's Heathrow airport from points in the U.S., primarily from our hub at New York's JFK airport. We account for the investment under the equity method of accounting and recognize our portion of Virgin Atlantic's financial results in miscellaneous, net in our Consolidated Statements of Operations.

NOTE 4. DERIVATIVES AND RISK MANAGEMENT

Changes in aircraft fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Aircraft Fuel Price Risk

Changes in aircraft fuel prices materially impact our results of operations. We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility.

In response to this volatility, during the March 2015 quarter, we entered into transactions that effectively deferred settlement of a portion of our hedge portfolio. These deferral transactions, excluding market movements from the date of inception, provided approximately $300 million in cash receipts during the second half of 2015 and required approximately $300 million in cash payments in 2016. We early terminated certain of the March 2015 quarter deferral transactions in the second half of 2015.

During the March 2016 quarter, we entered into transactions to further defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, provided approximately $300 million in cash receipts during the second half of 2016 and require approximately $300 million in cash payments in 2017.

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

During the years ended December 31, 2016 and 2015, we recorded fuel hedge losses of $366 million and $741 million, respectively. Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Consolidated Statements of Cash Flows.

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

Hedge Position as of December 31, 2016

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	349	U.S. dollars	August 2022	$2	$4	$—	$—	$6
Foreign currency exchange contracts	54,853	Japanese yen	February 2019	31	3	(4)	(3)	27
	335	Canadian dollars	January 2019
Not designated as hedges
Fuel hedge contracts (1)	197	gallons - crude oil, diesel and jet fuel	January 2018	360	—	(684)	—	(324)
Total derivative contracts				$393	$7	$(688)	$(3)	$(291)

(1)
As discussed above, we have early settled $455 million of our airline segment's 2016 hedge positions and entered into derivatives designed to offset and effectively neutralize our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2016 and 2017 airline segment hedge portfolio.

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

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value of our counterparty positions had we elected to offset.

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2016
Net derivative contracts	$31	$6	$(326)	$(2)	$(291)
December 31, 2015
Net derivative contracts	$143	$21	$(737)	$(8)	$(581)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts during the years ended December 31, 2016, 2015 and 2014 are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive (Loss) Income
(in millions)	2016	2015	2014	2016	2015	2014
Interest rate contracts	$—	$—	$(31)	$—	$—	$38
Foreign currency exchange contracts	37	198	158	(68)	(130)	(34)
Total designated	$37	$198	$127	$(68)	$(130)	$4

As of December 31, 2016, we have recorded $27 million of net gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $38 million and $119 million as of December 31, 2016 and 2015, respectively.

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

NOTE 5. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Value at December 31,
(in millions)	2016	2015
International routes and slots	$2,563	$2,563
Delta tradename	850	850
SkyTeam-related assets	661	661
Domestic slots	622	622
Total	$4,696	$4,696

International Routes and Slots. Our international routes and slots primarily relate to Pacific route authorities and slots at capacity-constrained airports in Asia, including Tokyo-Narita airport, and slots at London-Heathrow airport.

Domestic Slots. Our domestic slots relate to our slots at New York-LaGuardia and Washington-Reagan National airports.

Definite-Lived Intangible Assets

	December 31, 2016		December 31, 2015
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(667)	$730	$(658)
Contracts	193	(108)	193	(100)
Other	53	(53)	53	(53)
Total	$976	$(828)	$976	$(811)

Amortization expense was $17 million, $18 million and $55 million for the years ended December 31, 2016, 2015 and 2014, respectively. We estimate that we will incur approximately $16 million of amortization expense annually through 2021.

NOTE 6. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2016			2016	2015
Pacific Facilities(1):
Pacific Term Loan B-1(2)	October 2018			3.25%	variable(4)		$1,059	$1,067
Pacific Term Loan B-2(2)	April 2016			n/a	n/a		—	388
Pacific Revolving Credit Facility	2017	to	2018	undrawn	variable(4)		—	—
2015 Credit Facilities(1):
Term Loan Facility(2)	August 2022			3.25%	variable(4)		495	499
Revolving Credit Facility	August 2020			undrawn	variable(4)		—	—
Financing arrangements secured by aircraft:
Certificates(3)	2017	to	2027	3.63%	to	8.03%	2,777	3,264
Notes(3)	2017	to	2027	1.54%	to	6.76%	2,488	2,564
Other financings(3)(5)	2017	to	2031	2.02%	to	8.75%	293	316
Other revolving credit facilities(1)	2017	to	2017	undrawn	variable(4)		—	—
Total secured and unsecured debt							7,112	8,098
Unamortized discount and debt issue cost, net							(104)	(152)
Total debt							7,008	7,946
Less: current maturities							(1,009)	(1,415)
Total long-term debt							$5,999	$6,531

(1)	Guaranteed by substantially all of our domestic subsidiaries (the "Guarantors").

(2)	Borrowings must be repaid annually in an amount equal to 1% per year of the original principal amount (paid in equal quarterly installments), with the balance due on the final maturity date.

(3)	Due in installments.

(4)
Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin. Additionally, certain aircraft and other financings are comprised of variable rate debt.

(5)	Primarily includes loans secured by certain accounts receivable and real estate.

Key Financial Covenants

We were in compliance with the covenants on our financing agreements at December 31, 2016.

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

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2016:

(in millions)
Revolving Credit Facility	$1,500
Pacific Revolving Credit Facility	450
Other revolving credit facilities	513
Total availability under revolving credit facilities	$2,463

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2016:

(in millions)	Total Debt	Amortization of Debt Discount and Debt Issuance Cost, net
2017	$1,038	$(28)
2018	2,160	(35)
2019	1,289	(23)
2020	527	(5)
2021	345	(5)
Thereafter	1,753	(8)
Total	$7,112	$(104)	$7,008

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

	December 31,
(in millions)	2016	2015
Total debt at par value	$7,112	$8,098
Unamortized discount and debt issuance cost, net	(104)	(152)
Net carrying amount	$7,008	$7,946
Fair value	$7,300	$8,400

NOTE 7. LEASE OBLIGATIONS

We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $1.3 billion for the year ended December 31, 2016 and $1.2 billion for the years ended December 31, 2015 and 2014. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as property and equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. Our airport terminal leases include contingent rents, which vary based upon facility usage, enplanements, aircraft weight and other factors. Many of our aircraft, facility and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us.

The following tables summarize our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft flown by regional carriers) with initial or remaining terms in excess of one year for the years succeeding December 31, 2016:

Capital Leases

(in millions)	Total
2017	$145
2018	85
2019	60
2020	43
2021	24
Thereafter	21
Total minimum lease payments	378
Less: amount of lease payments representing interest	(54)
Present value of future minimum capital lease payments	324
Less: current obligations under capital leases	(122)
Long-term capital lease obligations	$202

Operating Leases

(in millions)	Delta Lease Payments(1)	Contract Carrier Aircraft Lease Payments(2)	Total
2017	$1,302	$270	$1,572
2018	1,194	249	1,443
2019	1,084	220	1,304
2020	962	171	1,133
2021	766	96	862
Thereafter	6,533	248	6,781
Total minimum lease payments	$11,841	$1,254	$13,095

(1)	Includes payments accounted for as construction obligations.

(2)
Represents the minimum lease obligations under our contract carrier agreements with Compass Airlines, LLC, ExpressJet Airlines, Inc., GoJet Airlines, LLC, Republic Airline, Inc. (as successor by merger to Shuttle America Corporation) and SkyWest Airlines, Inc.

JFK Construction Obligation

In 2015, we completed our redevelopment project at New York-JFK's Terminal 4 to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Terminal 4 is operated by JFK International Air Terminal LLC ("IAT"), a private party, under its lease with the Port Authority of New York and New Jersey ("Port Authority"). In December 2010, we entered into a 33-year agreement with IAT ("Sublease") to sublease space in Terminal 4. Also, in 2010, the Port Authority issued approximately $800 million principal amount of special project bonds to fund the majority of the project.

We managed the project and bore the construction risk, including cost overruns. We recorded an asset for project costs (e.g., design, permitting, labor and other general construction costs), regardless of funding source, and a construction obligation equal to project costs funded by parties other than us. Our rental payments reduce the construction obligation and result in the recording of interest expense, calculated using the effective interest method. As of December 31, 2016, we have recorded $722 million as a fixed asset and $742 million as the related construction obligation.

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

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. We estimate our funding under these plans will total at least $1.2 billion in 2017, including $700 million of contributions above the minimum funding requirements.

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

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2016	2015	2016	2015
Benefit obligation at beginning of period	$20,611	$21,856	$3,336	$3,487
Service cost	—	—	68	62
Interest cost	917	884	147	141
Actuarial loss (gain)	411	(1,061)	115	(88)
Benefits paid, including lump sums and annuities	(1,071)	(1,059)	(318)	(302)
Participant contributions	—	—	31	36
Settlements	(9)	(9)	—	—
Benefit obligation at end of period(1)	$20,859	$20,611	$3,379	$3,336

Fair value of plan assets at beginning of period	$9,374	$9,355	$884	$982
Actual gain (loss) on plan assets	687	(132)	51	(25)
Employer contributions	1,320	1,219	154	210
Participant contributions	—	—	31	36
Benefits paid, including lump sums and annuities	(1,071)	(1,059)	(336)	(319)
Settlements	(9)	(9)	—	—
Fair value of plan assets at end of period	$10,301	$9,374	$784	$884

Funded status at end of period	$(10,558)	$(11,237)	$(2,595)	$(2,452)

(1)	At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2016, net actuarial losses increased our benefit obligation by $526 million primarily due to the decrease in discount rates from 2015 to 2016. During 2015, net actuarial gains decreased our benefit obligation by $1.1 billion primarily due to the increase in discount rates from 2014 to 2015. These gains and losses are recorded in AOCI and reflected in the table below.

A net actuarial loss of $268 million will be amortized from AOCI into net periodic benefit cost in 2017. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2016	2015	2016	2015
Current liabilities	$(30)	$(27)	$(125)	$(139)
Noncurrent liabilities	(10,528)	(11,210)	(2,470)	(2,313)
Total liabilities	$(10,558)	$(11,237)	$(2,595)	$(2,452)

Net actuarial loss	$(8,515)	$(8,124)	$(570)	$(458)
Prior service credit	—	—	82	109
Total accumulated other comprehensive loss, pre-tax	$(8,515)	$(8,124)	$(488)	$(349)

Net Periodic Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$68	$62	$52
Interest cost	917	884	928	147	141	155
Expected return on plan assets	(902)	(879)	(829)	(74)	(81)	(84)
Amortization of prior service credit	—	—	—	(26)	(26)	(26)
Recognized net actuarial loss	233	232	134	24	24	4
Settlements	3	3	—	—	—	—
Net periodic cost	$251	$240	$233	$139	$120	$101
Defined contribution plan costs	733	592	551	—	—	—
Total cost	$984	$832	$784	$139	$120	$101

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)(2)	2016	2015
Weighted average discount rate	4.20%	4.57%

	Year Ended December 31,
Net Periodic Cost(2)	2016	2015	2014
Weighted average discount rate - pension benefit	4.57%	4.13%	4.99%
Weighted average discount rate - other postretirement benefit(3)	4.53%	4.13%	4.88%
Weighted average discount rate - other postemployment benefit	4.50%	4.13%	5.00%
Weighted average expected long-term rate of return on plan assets	8.94%	8.94%	8.94%
Assumed healthcare cost trend rate(4)	6.50%	7.00%	7.00%

(1)	Our 2016 and 2015 benefit obligations are measured using a mortality table projected to 2022.

(2)	Future compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(3)	Our assumptions reflect various remeasurements of certain portions of our obligations and represent the weighted average of the assumptions used for each measurement date.

(4)	Assumed healthcare cost trend rate at December 31, 2016 is assumed to decline gradually to 5.00% by 2023 and remain level thereafter.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the accumulated plan benefit obligation for these plans, which provide benefits to eligible retirees and their dependents who are under age 65, at December 31, 2016, would have the following effects:

(in millions)	1% Increase	1% Decrease
Increase (decrease) in total service and interest cost	$1	$(1)
Increase (decrease) in the accumulated plan benefit obligation	12	(29)

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2016 was 8.94%.

Life Expectancy. Changes in life expectancy may significantly change our benefit obligations and future expense. We use the Society of Actuaries' ("SOA") published mortality data, other publicly available information and our own perspective of future longevity to develop our best estimate of life expectancy. In 2014, the SOA published updated mortality tables for U.S. plans and an updated improvement scale, which both reflected significant improvements in longevity. Since then, the SOA has published annual updates to their improvement scale. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

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

The following table summarizes the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2017	$1,154	$281
2018	1,163	286
2019	1,184	284
2020	1,206	285
2021	1,224	287
2022-2026	6,326	1,443

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans' long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivatives. Our investment strategies target a mix of 40-50% growth-seeking assets, 20-30% income-generating assets and 25-30% risk-diversifying assets. Risk diversifying assets include hedged mandates implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and derivatives and are used in an attempt to improve the impact of active management on the plans.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans that are funded through trusts. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the Consolidated Balance Sheets. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the levels within the fair value hierarchy and associated valuation techniques used to measure fair value. The following table shows our benefit plan assets by asset class.

	December 31, 2016			December 31, 2015			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equities and equity-related instruments	$2,407	$14	$2,421	$2,067	$49	$2,116	(a)
Cash equivalents	228	1,240	1,468	—	1,700	1,700	(a)
Fixed income and fixed income-related instruments	8	1,190	1,198	16	834	850	(a)(b)
Benefit plan assets	$2,643	$2,444	$5,087	$2,083	$2,583	$4,666

Investments measured at net asset value ("NAV")(1)			$5,724			$5,364
Total benefit plan assets			$10,811			$10,030

(1)	Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

Equities and Equity-Related Instruments. Investments include common stock and equity-related instruments. Common stock is valued at the closing price reported on the active market on which the individual securities are traded. Equity-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

Cash Equivalents. These investments primarily consist of high-quality, short-term obligations that are a part of institutional money market mutual funds that are calculated using current market quotations or an appropriate substitute that reflects current market conditions.

Fixed Income and Fixed Income-Related Instruments. Investments include corporate bonds, government bonds, collateralized mortgage obligations, and other asset-backed securities. These investments are generally valued at the bid price or the average of the bid and ask price. Prices are based on pricing models, quoted prices of securities with similar characteristics, or broker quotes. Fixed income-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year, or if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

	December 31, 2016				December 31, 2015
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
Hedge funds	$3,308	(5)	4-120 Days	$—	$2,990	(5)	5-120 Days	$—
Commingled funds, private equities and equity-related instruments	1,214	(1) (3) (4)	15-30 Days	525	1,133	(1) (3) (4)	15-30 Days	345
Fixed income and fixed income-related instruments	270	(2)	5 Days	—	268	(2)	5 Days	5
Real assets	698	(3) (4)	N/A	529	635	(3) (4)	N/A	188
Other	234	(2)	2 Days	—	338	(1) (2)	2-270 Days	—
Total investments measured at NAV	$5,724			$1,054	$5,364			$538

(1)	Monthly

(2)	Semi-monthly

(3)	Semi-annually

(4)	Annually

(5)	Various. Includes funds with weekly, monthly, semi-monthly, quarterly and custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.

Hedge Funds. Our hedge fund investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist. Hedge funds are typically valued monthly by third-party administrators that have been appointed by the funds' general partners. Hedge funds have been valued using NAV as a practical expedient.

Commingled Funds, Private Equities, and Equity-Related Instruments. Investments include commingled funds invested in common stock, private equity and equity-related instruments. Commingled funds are valued using NAV as a practical expedient divided by the number of shares outstanding. NAV is based on quoted market prices of the underlying assets owned by the fund. Private equity is valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. Equity-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

Fixed Income and Fixed Income-Related Instruments. Certain fixed income and fixed income related instruments have been valued using NAV as a practical expedient.

Real Assets. These investments include real estate, energy, timberland and agriculture. The valuation of real assets requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Investments are valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. We also assess the potential for adjustment to the fair value of these investments due to the lag in the availability of data. In these cases, we solicit preliminary valuation updates from the investment managers and use that information and corroborating data from public markets to determine any needed adjustments to estimate fair value. Real assets have been valued using NAV as a practical expedient.

Other. Primarily includes globally-diversified, risk-managed commingled funds consisting mainly of equity, fixed income and commodity exposures.

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For the years ended December 31, 2016, 2015 and 2014, we recorded expenses of $1.1 billion, $1.5 billion and $1.1 billion under the profit sharing program, respectively.

In 2015 we announced certain changes to employee compensation. Beginning with 2016 (to be paid out in 2017), the profit sharing program for merit, ground and flight attendant employees was adjusted to pay 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior-year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. For years prior to 2016, our profit sharing program paid 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The profit sharing program for pilots remains unchanged from the prior year and will continue under its current terms.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $12.5 billion at December 31, 2016:

(in millions)	Total
2017	$2,580
2018	2,980
2019	3,380
2020	1,730
2021	1,130
Thereafter	660
Total	$12,460

Our future aircraft purchase commitments included the following aircraft at December 31, 2016:

Aircraft Type	Purchase Commitments
B-737-900ER	51
A321-200	67
A330-300	2
A330-900neo	25
A350-900	25
CS100	75
Total	245

Included within the aircraft purchase commitments listed above are agreements reached during the June 2016 quarter for the CS100 aircraft and certain A321-200 aircraft:

•
We reached an agreement with Bombardier to acquire 75 CS100 aircraft with deliveries beginning in 2018 and continuing through 2022. We have flexibility under the purchase agreement with respect to deferral, acceleration, conversion and a limited number of cancellation rights. The agreement also includes options to purchase 50 additional aircraft.

•	We entered into firm commitments with Airbus for the delivery of 37 additional A321-200 aircraft. Deliveries will begin in November 2017 and continue through 2019.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring from 2017 to 2027.

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

(in millions)	Amount(1)
2017	$2,039
2018	1,827
2019	1,562
2020	1,220
2021	737
Thereafter	1,196
Total	$8,581

(1)	These amounts exclude contract carrier payments accounted for as operating leases of aircraft, which are described in Note 7.

Revenue Proration Agreement. As of December 31, 2016, a portion of our contract carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our Consolidated Financial Statements.

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2016 or 2015.

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

Employees Under Collective Bargaining Agreements

At December 31, 2016, we had approximately 84,000 full-time equivalent employees. Approximately 19% of these employees were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	12,863	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	415	PAFCA	March 31, 2018
Endeavor Air Pilots	1,527	ALPA	January 1, 2020
Endeavor Air Flight Attendants	1,132	AFA	December 31, 2018
Endeavor Air Dispatchers	47	PAFCA	December 31, 2018

In addition, 199 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self help upon the expiration of the agreement.

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

NOTE 10. INCOME TAXES

Income Tax (Provision) Benefit

Our income tax (provision) benefit consisted of the following:

	Year Ended December 31,
(in millions)	2016	2015	2014
Current tax (provision) benefit:
Federal	$—	$(23)	$21
State and local	(28)	(25)	(9)
International	(12)	(2)	(11)
Deferred tax (provision) benefit:
Federal	(2,080)	(2,409)	(424)
State and local	(143)	(172)	10
Income tax provision	$(2,263)	$(2,631)	$(413)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	1.8	2.0
Decrease in valuation allowance	—	(0.2)	(2.4)
Foreign tax rate differential	(2.0)	—	—
Other	(0.7)	0.2	3.9
Effective income tax rate	34.1%	36.8%	38.5%

As of December 31, 2016, undistributed earnings of our foreign subsidiaries amounted to $379 million. We have not recognized income taxes on undistributed foreign earnings, which will be used in our international operations and will not be repatriated. It is not practicable to estimate the unrealized U.S. deferred tax liability due to uncertainty related to the timing or availability of foreign tax credits.

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,485	$3,838
Pension, postretirement and other benefits	5,259	5,444
Fuel derivatives MTM adjustments	112	282
Alternative minimum tax credit carryforward	379	379
Deferred revenue	1,544	1,522
Other	963	1,047
Valuation allowance	(40)	(56)
Total deferred tax assets	$10,702	$12,456
Deferred tax liabilities:
Depreciation	$5,701	$5,490
Intangible assets	1,691	1,681
Other	246	329
Total deferred tax liabilities	$7,638	$7,500

Net deferred tax assets	$3,064	$4,956

At December 31, 2016, we had $379 million of federal alternative minimum tax credit carryforwards, which do not expire, and $5.9 billion of federal pre-tax net operating loss carryforwards, which will not begin to expire until 2027.

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies. Remaining valuation allowances primarily related to state net operating losses, state credits and unrealized losses on investments, which have limited expiration periods.

The following table shows the balance of our valuation allowance and the associated activity:

(in millions)	2016	2015	2014
Valuation allowance at beginning of period	$56	$46	$177
Income tax provision	—	—	(9)
Other comprehensive income tax (provision) benefit	(16)	24	(3)
Expirations	—	(4)	(91)
Release of valuation allowance	—	(10)	(28)
Valuation allowance at end of period	$40	$56	$46

Uncertain Tax Positions

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. The amount of unrecognized tax benefits at December 31, 2016, 2015 and 2014 was $32 million, $32 million and $40 million, respectively. We accrue interest and penalties related to unrecognized tax benefits in interest expense and operating expense, respectively. Interest and penalties are not material in any period presented.
We are currently under audit by the IRS for the 2016 and 2015 tax years.

NOTE 11. EQUITY AND EQUITY COMPENSATION

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $19.40 and $17.70 as of December 31, 2016 and 2015, respectively.

Equity-Based Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), such shares will again be available for issuance under the Plan. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2016, there were 31 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense for these awards is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $105 million, $76 million and $81 million for the years ended December 31, 2016, 2015 and 2014, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2016, unrecognized costs related to unvested shares and stock options totaled $74 million. We expect substantially all unvested awards to vest and recognize any forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2016, there were 2.8 million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2016, there were 2.8 million outstanding stock option awards with a weighted average exercise price of $21.22, and 2.2 million were exercisable.

Performance Shares. Performance shares are long-term incentive opportunities, which are payable in common stock and/or cash, and are generally contingent upon our achieving certain financial goals.

Other. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, we adopted ASU 2016-09 in the June 2016 quarter. Prior to 2016, no tax benefit was recognized in equity related to equity-based compensation as our excess tax benefits did not reduce taxes payable. During 2016, we recognized $33 million of excess tax benefits in our income tax provision.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2014	$(5,323)	$219	$(26)	$(5,130)
Changes in value (net of tax effect of $1,276)	(2,267)	83	10	(2,174)
Reclassification into earnings (net of tax effect of $4)(1)	73	(80)	—	(7)
Balance at December 31, 2014	(7,517)	222	(16)	(7,311)
Changes in value (net of tax effect of $41)	10	43	(45)	8
Reclassification into earnings (net of tax effect of $16)(1)	153	(125)	—	28
Balance at December 31, 2015	(7,354)	140	(61)	(7,275)
Changes in value (net of tax effect of $293)	(482)	(19)	42	(459)
Reclassification into earnings (net of tax effect of $57)(1)	122	(24)	—	98
Balance at December 31, 2016	$(7,714)	$97	$(19)	$(7,636)

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

NOTE 13. SEGMENTS AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker and is used in resource allocation and performance assessments. Our chief operating decision maker is considered to be our executive leadership team. Our executive leadership team regularly reviews discrete information for our two operating segments, which are determined by the products and services provided: our airline segment and our refinery segment.
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

Refinery Segment

In June 2012, our wholly owned subsidiaries, Monroe Energy, LLC, and MIPC, LLC (collectively, "Monroe"), acquired the Trainer oil refinery and related assets located near Philadelphia, Pennsylvania, as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel. The acquisition included pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK. We accounted for the refinery acquisition as a business combination.

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained via exchange agreements with third parties. The refinery's production consists of jet fuel as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2016, 2015 and 2014 was $2.7 billion, $3.1 billion and $5.1 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2016
Operating revenue:	$39,406	$3,843			$39,639
Sales to airline segment			$(695)	(1)
Exchanged products			(2,658)	(2)
Sales of refined products			(257)	(3)
Operating income (loss)(4)	7,077	(125)			6,952
Interest expense, net	386	2			388
Depreciation and amortization	1,862	40			1,902
Total assets, end of period	49,930	1,331			51,261
Capital expenditures	3,270	121			3,391
Year Ended December 31, 2015
Operating revenue:	$40,398	$4,741			$40,704
Sales to airline segment			$(990)	(1)
Exchanged products			(3,108)	(2)
Sales of refined products			(337)	(3)
Operating income(4)	7,512	290			7,802
Interest expense, net	481	—			481
Depreciation and amortization	1,805	30			1,835
Total assets, end of period	51,785	1,349			53,134
Capital expenditures	2,853	92			2,945
Year Ended December 31, 2014
Operating revenue:	$40,217	$6,959			$40,362
Sales to airline segment			$(1,313)	(1)
Exchanged products			(5,104)	(2)
Sales of refined products			(397)	(3)
Operating income(4)	2,110	96			2,206
Interest expense, net	650	—			650
Depreciation and amortization	1,745	26			1,771
Total assets, end of period	52,896	1,109			54,005
Capital expenditures	2,184	65			2,249

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

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

Our operating revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Year Ended December 31,
(in millions)	2016	2015	2014
Domestic	$28,108	$27,884	$26,898
Atlantic	5,919	6,505	6,757
Pacific	2,939	3,503	3,948
Latin America	2,673	2,812	2,759
Total	$39,639	$40,704	$40,362

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 14. RESTRUCTURING AND OTHER

The following table shows amounts recorded in restructuring and other on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2016	2015	2014
Fleet and other	$—	$35	$758
Severance and related costs	—	—	71
Settlements	—	—	(113)
Total restructuring and other	$—	$35	$716

Fleet and Other. In recent years, we have restructured our domestic fleet by replacing a portion of our 50-seat regional fleet with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. Restructuring charges recorded during 2015 and 2014 include remaining lease payments, lease return costs for permanently grounded aircraft, impairments, accelerated aircraft depreciation and related equipment disposals.

During 2014, we decided to retire our fleet of 16 B-747-400 aircraft by the end of 2017. As part of the accelerated retirement, we recorded an impairment charge for the owned and capital leased aircraft. This impairment charge was calculated using Level 3 fair value inputs based primarily upon recent market transactions and existing market conditions. Also, we recorded a lease restructuring charge for the three B-747-400 aircraft under operating leases that were retired during 2014.

Severance and Related Costs. During 2015, we announced a voluntary retirement program for eligible U.S. employees and an involuntary merit restructuring initiative. During 2016 and 2015, we recognized charges of $11 million and $51 million, respectively, in salaries and related costs in our Consolidated Statement of Operations in connection with these programs. During 2014, we announced a voluntary retirement program for eligible U.S. employees and recorded a $71 million charge in restructuring and other in our Consolidated Statement of Operations in connection with this program and other programs related to our Pacific strategy.

Settlements. During 2014, we settled outstanding litigation resulting in a favorable settlement of $67 million and received an unrelated insurance settlement of $46 million.

The following table shows the balances and activity for restructuring charges:

	Severance and Related Costs			Lease Restructuring
(in millions)	2016	2015	2014	2016	2015	2014
Liability at beginning of period	$52	$42	$—	$415	$462	$168
Additional costs and expenses	11	51	71	1	41	349
Payments	(59)	(41)	(29)	(85)	(86)	(55)
Other	—	—	—	(2)	(2)	—
Liability at end of period	$4	$52	$42	$329	$415	$462

NOTE 15. EARNINGS PER SHARE

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

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Net income	$4,373	$4,526	$659

Basic weighted average shares outstanding	751	797	836
Dilutive effect of share-based awards	4	7	9
Diluted weighted average shares outstanding	755	804	845

Basic earnings per share	$5.82	$5.68	$0.79
Diluted earnings per share	$5.79	$5.63	$0.78

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2016
Operating revenue	$9,251	$10,447	$10,483	$9,458
Operating income	1,540	2,423	1,969	1,020
Net income	946	1,546	1,259	622
Basic earnings per share	$1.22	$2.04	$1.70	$0.85
Diluted earnings per share	$1.21	$2.03	$1.69	$0.84
2015
Operating revenue	$9,388	$10,707	$11,107	$9,502
Operating income	1,398	2,474	2,213	1,717
Net income	746	1,485	1,315	980
Basic earnings per share	$0.91	$1.85	$1.67	$1.26
Diluted earnings per share	$0.90	$1.83	$1.65	$1.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2016 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2016. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have audited Delta Air Lines, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delta Air Lines, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Delta Air Lines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Air Lines, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2016 and our report dated February 13, 2017 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ Ernst & Young LLP
February 13, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings "Governance Matters," "Proposal 1 - Election of Directors - Certain Information About Nominees" and "Other Matters - Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed with the Commission related to our 2017 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Governance Matters - Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2016.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	4,474,773	$13.16	30,977,782
Equity compensation plans not approved by securities holders	—	—	—
Total	4,474,773	$13.16	30,977,782

(1)	Includes a maximum of 1,699,072 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2016.

(2)	Includes performance share awards, which do not have exercise prices. The weighted average exercise price of options is $21.22.

(3)
Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of the exercise price of an award or taxes related to an award), then such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 2,774,807 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

Other information required by this item is set forth under the heading "Beneficial Ownership of Securities" in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings "Governance Matters," "Executive Compensation - Post-Employment Compensation - Other Benefits - Pre-Existing Medical Benefits Agreement with Northwest" and "Proposal 1 - Election of Directors" in our Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading "Proposal 4 - Ratification of the Appointment of Independent Auditors" in our Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements

(2). The schedule required by this item is included in Notes 10 and 14 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3). The exhibits required by this item are listed in the Exhibit Index to this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.9 through 10.22 in the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2017.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 13th day of February 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Francis S. Blake	Chairman of the Board
Francis S. Blake

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ Thomas E. Donilon	Director
Thomas E. Donilon

/s/ William H. Easter III	Director
William H. Easter III

/s/ Mickey P. Foret	Director
Mickey P. Foret

/s/ Shirley C. Franklin	Director
Shirley C. Franklin

/s/ Jeanne P. Jackson	Director
Jeanne P. Jackson

/s/ George N. Mattson	Director
George N. Mattson

/s/ Douglas R. Ralph	Director
Douglas R. Ralph

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ Kathy N. Waller	Director
Kathy N. Waller

/s/ Kenneth B. Woodrow	Director
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

3.1(a)	Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)	Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2	Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on October 31, 2016).*

Delta is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1
Credit and Guaranty Agreement, dated as of August 24, 2015, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, Barclays Bank PLC, Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, BBVA Compass and Fifth Third Bank, as Co-Documentation Agents, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Morgan Stanley Senior Funding, Inc., Wells Fargo Securities, LLC, Natixis, New York Branch, U.S. Bank National Association and UBS Securities LLC, as Revolving Facility Joint Lead Arrangers and Revolving Facility Joint Bookrunners and Barclays Bank PLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Term Loan Joint Lead Arrangers and Term Loan Joint Bookrunners (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.2
Credit and Guaranty Agreement, dated as of October 18, 2012, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders party thereto, Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as Collateral Trustee, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as co-documentation agents, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, as joint lead arrangers, and Barclays Bank PLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners (Filed as Exhibit 10.2 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.3
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.4(a)
Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 13") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.4(b)
Supplemental Agreement No. 17 to Purchase Agreement Number 2022, dated December 16, 2015, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 17") (Filed as Exhibit 10.6(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.5(a)	Letter Agreements, dated August 24, 2011, relating to Supplemental Agreement 13 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.5(b)	Letter Agreements, dated December 16, 2015, relating to Supplemental Agreement 17 (Filed as Exhibit 10.7(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.6(a)	Aircraft General Terms Agreement, dated October 21, 1997, between Boeing and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.6(b)
Letter Agreement, dated August 24, 2011, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 13 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.6(c)
Letter Agreement, dated December 16, 2015, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 17 (Filed as Exhibit 10.8(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.7
Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*/**

10.8
Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S and Delta Air Lines, Inc., as amended through April 29, 2016 (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*/**

10.9	Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.10
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.11	Description of Certain Benefits of Members of the Board of Directors and Executive Officers.

10.12(a) Delta Air Lines, Inc. 2014 Long Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10- K for the year ended December 31, 2013).*

10.12(b) Model Award Agreement for the Delta Air Lines, Inc. 2014 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).*

10.13(a)	Delta Air Lines, Inc. 2015 Long Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*

10.13(b)	Model Award Agreement for the Delta Air Lines, Inc. 2015 Long Term Incentive Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.14(a)	Delta Air Lines, Inc. 2016 Long Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10- K for the year ended December 31, 2015).*

10.14(b) Model Award Agreement for the Delta Air Lines, Inc. 2016 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.15	Delta Air Lines, Inc. 2017 Long-Term Incentive Program.

10.16	Delta Air Lines, Inc. 2016 Management Incentive Plan (Filed as Exhibit 10.18 to Delta's Annual Report on Form 10-K for the year ended December 31, 2015).*

10.17	Delta Air Lines, Inc. 2017 Management Incentive Plan.

10.18
Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.19	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.20	Letter Agreement, dated February 2, 2012 between Delta Air Lines, Inc. and Richard H. Anderson (Filed as Exhibit 10.25 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.21	Terms of 2015 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).*

10.22	Terms of 2016 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2016.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.