Form 10-K/A
period 2016-12-31
DELTA AIR LINES INC /DE/
filed 2017-04-12
CIK 27904

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed on February 13, 2017, to re-file Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm. This filing is being made to accurately reflect the consent that Ernst & Young LLP provided to the company.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA AIR LINES, INC.

By: /s/ Paul A. Jacobson
Date: April 12, 2017	Paul A. Jacobson Executive Vice President and Chief Financial Officer

3

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 23.1	Consent of Ernst & Young LLP

Exhibit 31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer with respect to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2016.

Exhibit 31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer with respect to Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2016.

4