Form 10-Q
period 2017-03-31
DELTA AIR LINES INC /DE/
filed 2017-04-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2017:
Common Stock, $0.0001 par value - 735,530,413 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2017 and 2016 and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2016 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 13, 2017.

/s/ Ernst & Young LLP
Atlanta, Georgia
April 12, 2017

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,907	$2,762
Short-term investments	743	487
Accounts receivable, net of an allowance for uncollectible accounts of $11 and $15 at March 31, 2017 and December 31, 2016, respectively	2,307	2,064
Fuel inventory	487	519
Expendable parts and supplies inventories, net of an allowance for obsolescence of $114 and $110 at March 31, 2017 and December 31, 2016, respectively	368	372
Prepaid expenses and other	1,068	1,247
Total current assets	6,880	7,451
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $12,932 and $12,456 at March 31, 2017 and December 31, 2016, respectively	24,817	24,375
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $833 and $828 at March 31, 2017 and December 31, 2016, respectively	4,855	4,844
Deferred income taxes, net	2,750	3,064
Other noncurrent assets	2,363	1,733
Total other assets	19,762	19,435
Total assets	$51,459	$51,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,040	$1,131
Air traffic liability	6,410	4,626
Accounts payable	2,353	2,572
Accrued salaries and related benefits	1,835	2,924
Frequent flyer deferred revenue	1,696	1,648
Other accrued liabilities	2,619	2,338
Total current liabilities	15,953	15,239
Noncurrent Liabilities:
Long-term debt and capital leases	8,187	6,201
Pension, postretirement and related benefits	10,291	13,378
Frequent flyer deferred revenue	2,261	2,278
Other noncurrent liabilities	1,822	1,878
Total noncurrent liabilities	22,561	23,735
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 742,894,980 and 744,886,938 shares issued at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	12,443	12,294
Retained earnings	8,226	7,903
Accumulated other comprehensive loss	(7,571)	(7,636)
Treasury stock, at cost, 7,364,567 and 14,149,229 shares at March 31, 2017 and December 31, 2016, respectively	(153)	(274)
Total stockholders' equity	12,945	12,287
Total liabilities and stockholders' equity	$51,459	$51,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Operating Revenue:
Passenger:
Mainline	$6,404	$6,444
Regional carriers	1,284	1,318
Total passenger revenue	7,688	7,762
Cargo	160	162
Other	1,300	1,327
Total operating revenue	9,148	9,251

Operating Expense:
Salaries and related costs	2,473	2,311
Aircraft fuel and related taxes	1,240	1,227
Regional carriers expense	1,110	1,006
Depreciation and amortization	540	486
Contracted services	523	476
Aircraft maintenance materials and outside repairs	518	449
Passenger commissions and other selling expenses	404	388
Landing fees and other rents	365	348
Passenger service	220	189
Profit sharing	151	272
Aircraft rent	84	66
Other	467	493
Total operating expense	8,095	7,711

Operating Income	1,053	1,540

Non-Operating Expense:
Interest expense, net	(94)	(107)
Miscellaneous, net	(44)	1
Total non-operating expense, net	(138)	(106)

Income Before Income Taxes	915	1,434

Income Tax Provision	(312)	(488)

Net Income	$603	$946

Basic Earnings Per Share	$0.83	$1.22
Diluted Earnings Per Share	$0.82	$1.21
Cash Dividends Declared Per Share	$0.20	$0.14

Comprehensive Income	$668	$942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net Cash (Used In) Provided by Operating Activities	$(801)	$1,011

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(595)	(764)
Ground property and equipment, including technology	(207)	(107)
Purchase of equity investments	(622)	—
Purchase of short-term investments	(463)	(488)
Redemption of short-term investments	207	753
Other, net	(54)	5
Net cash used in investing activities	(1,734)	(601)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(288)	(459)
Repurchase of common stock	(200)	(775)
Cash dividends	(149)	(107)
Fuel card obligation	334	141
Proceeds from short-term obligations	—	68
Proceeds from long-term obligations	2,004	450
Other, net	(21)	8
Net cash provided by (used in) financing activities	1,680	(674)

Net Decrease in Cash and Cash Equivalents	(855)	(264)
Cash and cash equivalents at beginning of period	2,762	1,972
Cash and cash equivalents at end of period	$1,907	$1,708

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$350
Flight and ground equipment acquired under capital leases	186	27

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2016.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2017 are not necessarily indicative of operating results for the entire year.

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

We are currently evaluating how the adoption of the revenue recognition standard will impact our Consolidated Financial Statements. While we currently believe the adoption will have little effect on earnings, the classification of certain transactions within revenues and between revenues and operating expenses may change. The adoption may increase the rate used to account for frequent flyer miles, which would impact the balance of the frequent flyer liability. We will adopt the standard effective January 1, 2018.

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

Statement of Cash Flows. In 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity's statement of cash flows, respectively. These standards are effective for interim and annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We do not expect these standards to have a material impact on our Consolidated Statement of Cash Flows.

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

Our investment in the parent company of GOL is currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to retained earnings.

Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt the standard effective January 1, 2018. The components of the net (benefit) cost are shown in Note 6, "Employee Benefit Plans."

Recently Adopted Standards

Equity Method Investments. In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates a previous requirement that an investor must restate its historical financial statements when an existing cost method investment qualifies for use of the equity method as if the equity method had been used since the investment was acquired. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized through earnings.

We adopted this standard in 2016. In the March 2017 quarter, we completed the tender offer for additional capital stock of Grupo Aeroméxico, increasing our ownership influence and qualifying our investment for the equity method of accounting. As a result, we recognized a $12 million gain in miscellaneous, net in the Condensed Consolidated Statement of Operations and Comprehensive Income that was previously recorded in AOCI.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2017	Level 1	Level 2
Cash equivalents	$1,424	$1,424	$—
Short-term investments
U.S. government and agency securities	95	85	10
Asset- and mortgage-backed securities	159	—	159
Corporate obligations	418	—	418
Other fixed income securities	71	—	71
Restricted cash equivalents and investments	60	60	—
Long-term investments	142	117	25
Hedge derivatives, net
Fuel hedge contracts	(238)	(18)	(220)
Interest rate contract	(5)	—	(5)
Foreign currency exchange contracts	1	—	1

(in millions)	December 31, 2016	Level 1	Level 2
Cash equivalents	$2,279	$2,279	$—
Short-term investments
U.S. government and agency securities	112	86	26
Asset- and mortgage-backed securities	68	—	68
Corporate obligations	295	—	295
Other fixed income securities	12	—	12
Restricted cash equivalents and investments	61	61	—
Long-term investments	139	115	24
Hedge derivatives, net
Fuel hedge contracts	(324)	(26)	(298)
Interest rate contract	6	—	6
Foreign currency exchange contracts	27	—	27

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

Long-Term Investments. Our long-term investments that have historically been measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL). During the March 2017 quarter, we completed a tender offer for additional shares of Grupo Aeroméxico. With the completion of the tender offer, our investment is accounted for under the equity method and is no longer measured at fair value on a recurring basis. Our derivative contracts that may be settled for shares of Grupo Aeroméxico continue to be measured at fair value. Shares of the parent company of GOL are traded on a public exchange and will continue to be valued based on quoted market prices. The investments are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 17% to 36% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at March 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

(in millions)	Available-For-Sale
Due in one year or less	$216
Due after one year through three years	434
Due after three years through five years	72
Due after five years	21
Total	$743

Long-Term Investments

We have developed strategic relationships with certain international airlines through equity investments or other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

•
Aeroméxico. During the March 2017 quarter, we completed a $622 million tender offer for additional capital stock of Grupo Aeroméxico increasing our ownership percentage to 36% of the outstanding shares. Resulting from this increase in our ownership, we now account for the investment under the equity method of accounting and recognize our portion of their results in other non-operating expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

We also have derivative contracts that may be settled for shares of Grupo Aeroméxico representing 13% of its shares. We expect to execute those contracts during the June 2017 quarter bringing our total equity investment in Grupo Aeroméxico to 49%.

•
GOL. Through our investment in preferred shares of GOL's parent company, we own 9% of GOL's outstanding capital stock. Driven by an improved outlook for the Brazilian economy and the financial performance of the company, GOL's stock price has nearly doubled since December 31, 2016 and is approximately equivalent to the cost of our investment.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of March 31, 2017.

•
China Eastern. We have a 3% equity interest in China Eastern. As our investment agreement with China Eastern restricts our sale or transfer of these shares for a period of three years, we will continue to account for the investment at cost until the September 2017 quarter. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares. As of March 31, 2017, China Eastern's stock trades above the cost of our equity investment.

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

During the three months ended March 31, 2017 and 2016, we recorded fuel hedge gains of $57 million and fuel hedge losses of $274 million, respectively.

Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Condensed Consolidated Statements of Cash Flows.

Hedge Position as of March 31, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	332	U.S. dollars	August 2022	$1	$—	$—	$(6)	$(5)
Foreign currency exchange contracts	51,027	Japanese yen	November 2019	18	1	(12)	(6)	1
	394	Canadian dollars
Not designated as hedges
Fuel hedge contracts (1)	191	gallons - crude oil, diesel and jet fuel	January 2018	210	—	(448)	—	(238)
Total derivative contracts				$229	$1	$(460)	$(12)	$(242)

(1)
As discussed above, during 2016, we entered into hedges designed to offset and effectively neutralize our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2017 airline segment hedge portfolio.

Hedge Position as of December 31, 2016

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	349	U.S. dollars	August 2022	$2	$4	$—	$—	$6
Foreign currency exchange contracts	54,853	Japanese yen	February 2019	31	3	(4)	(3)	27
	335	Canadian dollars	January 2019
Not designated as hedges
Fuel hedge contracts (1)	197	gallons - crude oil, diesel and jet fuel	January 2018	360	—	(684)	—	(324)
Total derivative contracts				$393	$7	$(688)	$(3)	$(291)

(1)
As discussed above, we early settled $455 million of our airline segment's 2016 hedge positions and entered into hedges designed to offset and effectively neutralize our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2016 and 2017 airline segment hedge portfolio.

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
March 31, 2017
Net derivative contracts	$15	$1	$(246)	$(12)	$(242)
December 31, 2016
Net derivative contracts	$31	$6	$(326)	$(2)	$(291)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2017	2016	2017	2016
Three Months Ended March 31,
Foreign currency exchange contracts	$7	$24	$(25)	$(82)

As of March 31, 2017, we have recorded $6 million of net gains on cash flow hedge contracts in AOCI, which are scheduled to settle and be reclassified into earnings within the next 12 months.

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we received net margin of $12 million as of March 31, 2017 and posted net margin of $38 million as of December 31, 2016.

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

(in millions)	March 31, 2017	December 31, 2016
Total debt at par value	$8,887	$7,112
Unamortized discount and debt issue cost, net	(117)	(104)
Net carrying amount	$8,770	$7,008

Fair value	$9,100	$7,300

Unsecured Debt Offering

During the March 2017 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes, consisting of $1.0 billion of 2.875% Notes due 2020 and $1.0 billion of 3.625% Notes due 2022 (collectively, the "Notes"). The Notes are equal in right of payment with all of our other unsubordinated indebtedness and senior in right of payment to all of our future subordinated debt.
The Notes are subject to covenants that, among other things, limit our ability to incur liens securing indebtedness for borrowed money or capital leases and engage in mergers and consolidations or transfer all or substantially all of our assets, in each case subject to certain exceptions. The Notes are also subject to customary event of default provisions, including cross-defaults to other material indebtedness.
If we experience certain changes of control and a ratings decline of either series of Notes by two of the ratings agencies to a rating below investment grade within a certain period of time following a change of control or public notice of the occurrence of a change of control, we must offer to repurchase such series.
Using the net proceeds from the $2.0 billion debt issuance and existing cash, we contributed $2.6 billion to our qualified defined benefit pension plans during the three months ended March 31, 2017 and an additional $610 million in April 2017. We also contributed shares of our common stock from treasury with a value of $350 million during the three months ended March 31, 2017.

Covenants

We were in compliance with the covenants in our financings at March 31, 2017.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2017	2016	2017	2016
Three Months Ended March 31,
Service cost	$—	$—	$22	$17
Interest cost	213	229	35	37
Expected return on plan assets	(286)	(226)	(17)	(18)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	66	59	8	6
Net (benefit) cost	$(7)	$62	$41	$35

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $12.4 billion at March 31, 2017:

(in millions)	Total
Nine months ending December 31, 2017	$2,130
2018	3,140
2019	3,550
2020	1,740
2021	1,130
Thereafter	660
Total	$12,350

Our future aircraft purchase commitments included the following aircraft at March 31, 2017:

Aircraft Type	Purchase Commitments
B-737-900ER	55
A321-200	64
A330-300	1
A330-900neo	25
A350-900	25
CS100	75
Total	245

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, we believe that the resolution of these matters will not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

Employees Under Collective Bargaining Agreements

At March 31, 2017, we had approximately 85,000 full-time equivalent employees. Approximately 16% of these employees were represented by unions.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$97	$(19)	$(7,636)
Changes in value (net of tax effect of $5)	—	(12)	48	36
Reclassifications into earnings (net of tax effect of $17)(1)	41	(4)	(8)	29
Balance at March 31, 2017 (net of tax effect of $1,446)	$(7,673)	$81	$21	$(7,571)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$140	$(61)	$(7,275)
Changes in value (net of tax effect of $20)	—	(36)	11	(25)
Reclassifications into earnings (net of tax effect of $12)(1)	36	(15)	—	21
Balance at March 31, 2016 (net of tax effect of $1,230)	$(7,318)	$89	$(50)	$(7,279)

(1)
Amounts reclassified from AOCI for pension and other benefits liabilities and derivative contracts designated as foreign currency cash flow hedges are recorded in salaries and related costs and in passenger revenue, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income. The reclassification into earnings for investments relates to our investment in Grupo Aeroméxico during the March 2017 quarter with the conversion to accounting under the equity method. The reclassification of the unrealized gain was recorded to non-operating expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

(2)
Includes $1.9 billion of deferred income tax expense primarily related to pension obligations that will not be recognized in net income until the pension obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2017 was $733 million compared to $526 million during the three months ended March 31, 2016.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2017
Operating revenue:	$9,087	$1,128			$9,148
Sales to airline segment			$(190)	(1)
Exchanged products			(733)	(2)
Sales of refined products			(144)	(3)
Operating income(4)	1,009	44	—		1,053
Interest expense, net	94	—	—		94
Depreciation and amortization	530	10	—		540
Total assets, end of period	50,139	1,320	—		51,459
Capital expenditures	776	26	—		802

Three Months Ended March 31, 2016
Operating revenue:	$9,172	$765			$9,251
Sales to airline segment			$(144)	(1)
Exchanged products			(526)	(2)
Sales of refined products			(16)	(3)
Operating income (loss)(4)	1,568	(28)	—		1,540
Interest expense, net	107	—	—		107
Depreciation and amortization	477	9	—		486
Total assets, end of period	52,093	1,249	—		53,342
Capital expenditures	858	13	—		871

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for lease restructuring charges:

(in millions)	Lease Restructuring
Liability as of January 1, 2017	$329
Payments	(21)
Additional expenses and other	(5)
Liability as of March 31, 2017	$303

Lease restructuring charges include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. We are continuing to restructure our domestic fleet by replacing a portion of our 50-seat regional fleet with more efficient and customer preferred CRJ-900 and B-717-200 aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. We are also restructuring our Pacific fleet by removing less efficient B-747-400 aircraft by the end of 2017 and replacing them with smaller-gauge, widebody aircraft to better match capacity with demand.

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

	Three Months Ended March 31,
(in millions, except per share data)	2017	2016
Net income	$603	$946

Basic weighted average shares outstanding	728	774
Dilutive effect of share-based awards	3	6
Diluted weighted average shares outstanding	731	780

Basic earnings per share	$0.83	$1.22
Diluted earnings per share	$0.82	$1.21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2017 Quarter Financial Highlights

Our pre-tax income for the March 2017 quarter was $915 million, representing a $519 million decrease compared to the corresponding prior year period due to lower passenger and other revenue and higher operating expenses including salaries and related costs, regional carriers expense and aircraft maintenance partially offset by reduced profit sharing expense.

Revenue. Our operating revenue decreased $103 million, or 1.1%, and passenger revenue per available seat mile ("PRASM") decreased 0.5% on 0.5% lower capacity compared to the March 2016 quarter, resulting primarily from weakness in the domestic close-in yield environment, despite improvement throughout the quarter.

Operating Expense. Total operating expense increased $384 million, and our consolidated operating cost per available seat mile ("CASM") increased 5.5% to 13.99 cents compared to the March 2016 quarter, primarily due to increases in salaries and related costs, regional carriers expense and aircraft maintenance, partially offset by a decrease in profit sharing expense. Salaries and related costs were higher as a result of contractual pay rate increases for pilots. The increase in regional carriers expense is primarily due to scheduled contract carrier rate escalations and aircraft maintenance. The increase in aircraft maintenance materials and outside repairs expense primarily relates to the timing of maintenance events. The decrease in profit sharing expense is driven by lower pre-tax profit compared to the March 2016 quarter.

Non-fuel unit costs ("CASM-Ex, including profit sharing," a non-GAAP financial measure) increased 5.8% to 10.92 cents compared to the March 2016 quarter consistent with the increase in CASM, discussed above.

The non-GAAP financial measure for CASM-Ex, including profit sharing is defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended March 31, 2017 and 2016

Operating Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Passenger:
Mainline	$6,404	$6,444	$(40)	(0.6)%
Regional carriers	1,284	1,318	(34)	(2.6)%
Total passenger revenue	7,688	7,762	(74)	(1.0)%
Cargo	160	162	(2)	(1.2)%
Other	1,300	1,327	(27)	(2.0)%
Total operating revenue	$9,148	$9,251	$(103)	(1.1)%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended March 31, 2016
(in millions)	Three Months Ended March 31, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$4,252	1.0%	2.9%	2.1%	(1.8)%	(1.1)%	0.6	pts
Regional carriers	1,284	(2.6)%	(1.3)%	(0.8)%	(1.3)%	(1.8)%	(0.4)	pts
Domestic	5,536	0.1%	2.2%	1.6%	(2.0)%	(1.4)%	0.5	pts
Atlantic	882	(4.0)%	(1.0)%	(3.6)%	(3.0)%	(0.5)%	2.0	pts
Pacific	550	(13.7)%	(11.7)%	(10.1)%	(2.2)%	(3.9)%	(1.6)	pts
Latin America	720	6.4%	5.3%	1.9%	1.0%	4.4%	2.8	pts
Total	$7,688	(1.0)%	0.5%	(0.5)%	(1.4)%	(0.5)%	0.8	pts

Passenger revenue decreased $74 million, or 1.0%, compared to the March 2016 quarter. PRASM decreased 0.5% and passenger mile yield decreased 1.4% on 0.5% lower capacity. Load factor was 0.8 points higher than the prior year quarter at 82.9%.

Unit revenues of the domestic region decreased 1.4% resulting from weakness in the close-in yield environment, despite improvement throughout the quarter.

Revenues related to our international regions decreased 3.6% year-over-year primarily due to yield declines resulting from imbalances between supply and demand, principally in the Atlantic and Pacific regions, and the impact of foreign currency fluctuations.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth, primarily from non-alliance carriers, and the impact of foreign currency fluctuations. In response to these challenges, we have maintained current capacity levels and expect to leverage our partners' hub positions in Europe's leading business markets through the remainder of 2017.

Unit revenue declines in the Pacific compared to the March 2016 quarter primarily resulted from yield and load factor declines driven by industry capacity growth in the region. We continue to optimize the Pacific region with a 10.1% reduction in capacity during the March 2017 quarter focused on underperforming markets as we seek to drive value from our Chinese and Korean partnerships. During the March 2017 quarter, we signed a memorandum of understanding to implement a joint venture arrangement with Korean Air to expand our trans-Pacific network, subject to regulatory approvals.

Unit revenues increased in Latin America principally as a result of continued unit revenue improvement in Brazil compared to the March 2016 quarter, related to both improved traffic and higher fares. This improvement was driven by the strengthening of the Brazilian real against the U.S. dollar and additional connectivity for our customers provided by our partnership with GOL. Increased leisure traffic to Mexico and the Caribbean also contributed to the Latin America unit revenue improvement.

Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Loyalty programs	$465	$425	$40	9.4%
Administrative fees, club and on-board sales	315	313	2	0.6%
Ancillary businesses and refinery	272	301	(29)	(9.6)%
Baggage fees	204	206	(2)	(1.0)%
Other	44	82	(38)	(46.3)%
Total other revenue	$1,300	$1,327	$(27)	(2.0)%

Loyalty programs. We sell mileage credits to credit card companies, hotels and car rental agencies under marketing agreements. We allocate the consideration received from mileage credit sales to the individual products and services bundled with the sale based on their relative selling prices. We defer the travel component as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are redeemed for travel. The revenue allocated to the remaining deliverables (such as lounge access, baggage fee waivers and brand usage) is recorded in other revenue, as shown in the table above. We recognize the revenue for these services as they are performed.

The amount of loyalty program revenue can change based on the price paid for mileage credits, the volume of credits sold and our allocation of selling price to the individual products and services. Loyalty program revenue increased during the March 2017 quarter related to growth in our co-brand credit card partnership with American Express. Additional information about our frequent flyer program accounting policies can be found in Note 1, "Summary of Significant Accounting Policies," in our Form 10-K.

Administrative fees, club and on-board sales. These revenues primarily relate to ticket change fees and also include fees collected for other travel-related services such as our unaccompanied minor program and SkyClub lounge memberships. We recognize revenue as these services are performed. A significant portion of these fees are performed in conjunction with the passenger’s flight.

Ancillary business and refinery. Ancillary business and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Ancillary business and refinery revenues are not related to the generation of a seat mile.

Baggage fees. The revenue amount shown above represents baggage fees that were sold as a separate component of the passenger’s ticket. Similar to administrative fees described above, baggage services are performed and earned in conjunction with the passenger’s flight.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$2,473	$2,311	$162	7.0%
Aircraft fuel and related taxes	1,240	1,227	13	1.1%
Regional carriers expense	1,110	1,006	104	10.3%
Depreciation and amortization	540	486	54	11.1%
Contracted services	523	476	47	9.9%
Aircraft maintenance materials and outside repairs	518	449	69	15.4%
Passenger commissions and other selling expenses	404	388	16	4.1%
Landing fees and other rents	365	348	17	4.9%
Passenger service	220	189	31	16.4%
Profit sharing	151	272	(121)	(44.5)%
Aircraft rent	84	66	18	27.3%
Other	467	493	(26)	(5.3)%
Total operating expense	$8,095	$7,711	$384	5.0%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to contractual pay rate increases for pilots.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense increased $88 million compared to the prior year quarter due to an increase in the market price per gallon of fuel, partially offset by no recurrence of the hedge losses incurred in the prior year and an increase in Monroe's profitability. The table below presents fuel expense including our regional carriers:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Aircraft fuel and related taxes(1)	$1,240	$1,227	$13
Aircraft fuel and related taxes included within regional carriers expense	242	167	75
Total fuel expense	$1,482	$1,394	$88	6.3%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$1,531	$1,093	$438	$1.68	$1.18	$0.50
Airline segment fuel hedge impact(2)	(5)	273	(278)	(0.01)	0.29	(0.30)
Refinery segment impact(2)	(44)	28	(72)	(0.05)	0.03	(0.08)
Total fuel expense	$1,482	$1,394	$88	$1.62	$1.50	$0.12
MTM adjustments and settlements(3)	84	(155)	239	0.09	(0.17)	0.26
Total fuel expense, adjusted	$1,566	$1,239	$327	$1.71	$1.33	$0.38

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense for MTM adjustments and settlements, see "Supplemental Information" below.

Regional Carriers Expense. The increase in regional carriers expense is primarily due to scheduled contract carrier rate escalations and aircraft maintenance.

Depreciation and Amortization. The increase in depreciation and amortization is primarily driven by fleet-related investments, including fleet modification and aircraft purchases.

Contracted Services. The increase in contracted services expense predominantly relates to costs associated with additional in-flight and information technology services and property renovations.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our maintenance, repair and overhaul ("MRO") business. The increase in aircraft maintenance materials and outside repairs expense primarily relates to the timing of maintenance events.

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering.

Profit Sharing. The decrease in profit sharing expense is driven by lower pre-tax profit compared to the March 2016 quarter.

Non-Operating Results	Three Months Ended March 31,
(in millions)	2017	2016	Favorable/(Unfavorable)
Interest expense, net	$(94)	$(107)	$13
Miscellaneous, net	(44)	1	(45)
Total non-operating expense, net	$(138)	$(106)	$(32)

The decline in interest expense, net results from the refinancing of debt obligations at lower interest rates. At December 31, 2016, the principal amount of debt and capital leases was $7.4 billion. During the three months ended March 31, 2017, we issued $2.0 billion of unsecured notes. As a result of the debt issuance, the principal amount of debt and capital leases increased to $9.3 billion at March 31, 2017.

In the three months ended March 31, 2017, miscellaneous, net is unfavorable primarily due to our proportionate share of losses from our equity investment in Virgin Atlantic compared to the three months ended March 31, 2016.

Income Taxes

We project that our annual effective tax rate for 2017 will be between 34% and 35%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Non-jet fuel products the refinery produces are exchanged with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 180,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation has contributed to the reduction in the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

The refinery recorded operating revenues of $1.1 billion in the three months ended March 31, 2017, compared to $765 million in the same period for 2016. Operating revenues in the three months ended March 31, 2017 were composed of $733 million of non-jet fuel products exchanged with third parties to procure jet fuel, $190 million of sales of jet fuel to the airline segment and $144 million of sales of refined products. Refinery revenues increased compared to the prior year due to stronger pricing of refined products throughout the oil industry.

The refinery recorded a profit of $44 million in the three months ended March 31, 2017 compared to a loss of $28 million in the three months ended March 31, 2016. The refinery's profit in the current period was primarily due to increased crack spreads, lower crude costs and lower RINs costs.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The refinery, operated by Monroe, purchases the majority of its RINs requirement in the secondary market. We recognized $7 million and $28 million of expense related to the RINs requirement in the March 2017 and 2016 quarters, respectively. RINs expense decreased during the current period primarily as a result of lower market prices on industry speculation about changes in compliance-related regulations.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended March 31,
Consolidated(1)	2017		2016
Revenue passenger miles (in millions)	47,952		47,725
Available seat miles (in millions)	57,871		58,145
Passenger mile yield	16.03	¢	16.26	¢
PRASM	13.28	¢	13.35	¢
CASM	13.99	¢	13.26	¢
CASM-Ex, including profit sharing(2)	10.92	¢	10.33	¢
Passenger load factor	82.9%		82.1%
Fuel gallons consumed (in millions)	918		930
Average price per fuel gallon(3)	$1.62		$1.50
Average price per fuel gallon, adjusted(3)(4)	$1.71		$1.33
Full-time equivalent employees, end of period	85,214		83,817

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of non-owned regional carriers.

(2)	Non-GAAP financial measure defined and reconciled to CASM in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three months ended March 31, 2017 and 2016.

Fleet Information

Our operating aircraft fleet and commitments at March 31, 2017 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	13	75	91	15.6	—	—
B-737-700	10	—	—	10	8.2	—	—
B-737-800	73	4	—	77	15.5	—	—
B-737-900ER	44	—	31	75	1.9	55	—
B-747-400	4	3	—	7	25.7	—	—
B-757-200	83	17	4	104	20.0	—	—
B-757-300	16	—	—	16	14.1	—	—
B-767-300	4	—	—	4	21.0	—	—
B-767-300ER	54	4	—	58	21.0	—	—
B-767-400ER	21	—	—	21	16.1	—	—
B-777-200ER	8	—	—	8	17.2	—	—
B-777-200LR	10	—	—	10	8.0	—	—
A319-100	55	—	2	57	15.1	—	—
A320-200	61	—	7	68	22.0	—	—
A321-200	8	—	10	18	0.6	64	—
A330-200	11	—	—	11	12.0	—	—
A330-300	27	—	3	30	8.5	1	—
A330-900neo	—	—	—	—	—	25	—
A350-900	—	—	—	—	—	25	—
CS100	—	—	—	—	—	75	50
MD-88	93	23	—	116	26.7	—	—
MD-90	65	—	—	65	20.1	—	—
Total	650	64	132	846	16.9	245	50

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf and are shown in the table below.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at March 31, 2017:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	57	—	81	—	—	138
ExpressJet Airlines, Inc.	32	35	28	—	—	95
SkyWest Airlines, Inc.	61	27	36	—	13	137
Compass Airlines, Inc.	—	—	—	4	36	40
Republic Airline, Inc.	—	—	—	16	16	32
GoJet Airlines, LLC	—	22	7	—	—	29
Total	150	84	152	20	65	471

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2017, we had $5.1 billion in unrestricted liquidity, consisting of $2.7 billion in cash and cash equivalents and short-term investments and $2.4 billion in undrawn revolving credit facilities. During the three months ended March 31, 2017, we used existing cash, cash generated from advance ticket sales and proceeds from the debt offering to fund capital expenditures of $802 million, purchase shares of Grupo Aeroméxico for $622 million, return $349 million to shareholders and contribute $2.6 billion to fund our pension obligation, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We had negative cash flows from operations of $801 million in the three months ended March 31, 2017 primarily as a result of the pension contributions described below. Excluding the $1.5 billion contributed to the pension plans from the debt issuance proceeds, our operating activities generated cash flows of $699 million. This result compared to positive cash flows of $1.0 billion in the three months ended March 31, 2016. We expect to generate positive cash flows from operations for the remainder of 2017.

Our operating cash flows are impacted by the following factors:

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

Fuel. Including our regional carriers, fuel expense represented approximately 18% of our total operating expenses for the three months ended March 31, 2017. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of jet fuel as jet fuel prices are subject to potential volatility. In 2016, in order to better participate in the low fuel price environment, we reduced our hedging activity and entered into derivatives designed to offset and effectively terminate our existing airline segment hedge positions. As a result, we locked in the amount of the net hedge settlements for the remainder of 2017.

Pension Contributions. Using the net proceeds from the $2.0 billion debt issuance and existing cash, we contributed $2.6 billion to our qualified defined benefit pension plans during the three months ended March 31, 2017 and an additional $610 million in April 2017. We also contributed shares of our common stock from treasury with a value of $350 million during the three months ended March 31, 2017. As a result, we satisfied, on an accelerated basis, the 2017 required contributions for our defined benefit plans, and contributed more than $3.0 billion above the minimum funding requirements. During the three months ended March 31, 2016, we contributed $1.2 billion to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. The profit sharing formula pays 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots pays 10% for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. During the three months ended March 31, 2017, we accrued $151 million in profit sharing expense based on the March 2017 quarter's performance and current expectations for 2017 pre-tax profit.

We paid $1.1 billion in profit sharing in February 2017 related to our 2016 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $802 million and $871 million for the three months ended March 31, 2017 and 2016, respectively. Our capital expenditures during the three months ended March 31, 2017 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A321-200 and A330-300 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our expected 2017 investment of over $3 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A350-900s and A330-300s, along with advance deposit payments for these and our A330-900neo and CS100 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Equity Investments. During the March 2017 quarter, we completed the $622 million tender offer for additional capital stock of Grupo Aeroméxico, increasing our ownership percentage to 36%. We also have derivative contracts that may be settled for shares of Grupo Aeroméxico representing 13% of its shares. We expect to execute these derivative contracts during the June 2017 quarter for approximately $175 million.

LAX Redevelopment. During the September 2016 quarter, we executed a new lease agreement with Los Angeles World Airports, which owns and operates Los Angeles International Airport ("LAX"), and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we will design and manage the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines currently located in Terminals 2 and 3 to Terminals 5, 6 and Tom Bradley International Terminal ("TBIT"). Subject to required approvals, we have an option to expand the project, which could cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing, arrival hall and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT. We expect a substantial majority of the project costs will be funded by a quasi-governmental entity.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $9.3 billion at March 31, 2017. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.0 billion.

During the March 2017 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes, consisting of $1.0 billion of 2.875% Notes due 2020 and $1.0 billion of 3.625% Notes due 2022. As discussed above, we used the net proceeds from this issuance to contribute to our qualified defined benefit pension plans.

Capital Return to Shareholders. During the three months ended March 31, 2017, we repurchased and retired 4.1 million shares of our common stock at a cost of $200 million.

(in millions, except average repurchase price)	Share Repurchase Authorization	Average Repurchase Price	Completion Date	Authorization Remaining
May 2013 Program	$500	$28.43	June 30, 2016	Completed June 2014
May 2014 Program	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$5,000	$44.25	December 31, 2017	$1,150

In the March 2017 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.2025 per share.

Fuel Hedge Restructuring. During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. During the three months ended March 31, 2017, we reported $20 million in cash receipts and $42 million in cash payments associated with these transactions. For additional information regarding these deferral transactions, see Note 4 to the Notes to the Condensed Consolidated Financial Statements.

Undrawn Lines of Credit

We have $2.4 billion available in undrawn revolving lines of credit. These credit facilities have covenants, including minimum collateral coverage ratios. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financings at March 31, 2017.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Recent Accounting Standards

Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt the standard effective January 1, 2018.

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

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

	Three Months Ended March 31,
	2017	2016
CASM	13.99 ¢	13.26 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.56)	(2.40)
Other expenses	(0.51)	(0.53)
CASM-Ex, including profit sharing	10.92 ¢	10.33 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2017 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

"Item 3. Legal Proceedings" of our Form 10-K includes a discussion of our legal proceedings. Except as presented below, there have been no material changes from the legal proceedings described in our Form 10-K. The legal proceeding described below has been described previously, including in our Form 10-K. The matter is described in this Form 10-Q to include developments in the case since we filed our Form 10-K.

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

On July 12, 2016, the Court issued an order granting the plaintiffs' motion for class certification. On October 7, 2016, the U.S. Court of Appeals granted the defendants’ petition for interlocutory review of this order, and that appeal remains pending.

On March 29, 2017, the District Court granted the defendants' motions for summary judgment. The time period for appeal from this final judgment dismissing all claims has not yet expired.

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2017 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 (the "2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in the March 2017 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
January 2017	12,519	$49.18	12,519	$1,350
February 2017	2,076,062	$49.63	2,076,062	$1,275
March 2017	2,695,608	$47.93	2,695,608	$1,150
Total	4,784,189		4,784,189

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Supplemental Agreement No. 20 to Purchase Agreement Number 2022, dated March 30, 2107, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement No. 20").*

10.2	Letter Agreements, dated March 30, 2017, relating to Supplemental Agreement No. 20.*

10.3	Model Award Agreement for the Delta Air Lines, Inc. 2017 Long-Term Incentive Plan

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017

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
April 12, 2017