Form 10-Q
period 2017-06-30
DELTA AIR LINES INC /DE/
filed 2017-07-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company			☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2017:
Common Stock, $0.0001 par value - 724,030,218 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 13, 2017.

/s/ Ernst & Young LLP
Atlanta, Georgia
July 13, 2017

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,241	$2,762
Short-term investments	747	487
Accounts receivable, net of an allowance for uncollectible accounts of $11 and $15 at June 30, 2017 and December 31, 2016, respectively	2,164	2,064
Fuel inventory	537	519
Expendable parts and supplies inventories, net of an allowance for obsolescence of $119 and $110 at June 30, 2017 and December 31, 2016, respectively	401	372
Prepaid expenses and other	1,087	1,247
Total current assets	7,177	7,451
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $13,336 and $12,456 at June 30, 2017 and December 31, 2016, respectively	25,367	24,375
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $837 and $828 at June 30, 2017 and December 31, 2016, respectively	4,855	4,844
Deferred income taxes, net	2,077	3,064
Other noncurrent assets	2,545	1,733
Total other assets	19,271	19,435
Total assets	$51,815	$51,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,098	$1,131
Air traffic liability	6,365	4,626
Accounts payable	2,726	2,572
Accrued salaries and related benefits	2,259	2,924
Frequent flyer deferred revenue	1,726	1,648
Other accrued liabilities	2,457	2,338
Total current liabilities	16,631	15,239
Noncurrent Liabilities:
Long-term debt and capital leases	7,916	6,201
Pension, postretirement and related benefits	9,623	13,378
Frequent flyer deferred revenue	2,281	2,278
Other noncurrent liabilities	1,885	1,878
Total noncurrent liabilities	21,705	23,735
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 731,451,949 and 744,886,938 shares issued at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	12,279	12,294
Retained earnings	8,905	7,903
Accumulated other comprehensive loss	(7,549)	(7,636)
Treasury stock, at cost, 7,421,731 and 14,149,229 shares at June 30, 2017 and December 31, 2016, respectively	(156)	(274)
Total stockholders' equity	13,479	12,287
Total liabilities and stockholders' equity	$51,815	$51,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Operating Revenue:
Passenger:
Mainline	$7,699	$7,471	$14,103	$13,915
Regional carriers	1,532	1,499	2,816	2,817
Total passenger revenue	9,231	8,970	16,919	16,732
Cargo	183	165	343	327
Other	1,377	1,312	2,677	2,639
Total operating revenue	10,791	10,447	19,939	19,698

Operating Expense:
Salaries and related costs	2,616	2,391	5,089	4,702
Aircraft fuel and related taxes	1,448	1,228	2,688	2,455
Regional carriers expense	1,081	1,096	2,191	2,102
Depreciation and amortization	535	470	1,075	956
Contracted services	543	484	1,066	960
Aircraft maintenance materials and outside repairs	475	446	993	895
Passenger commissions and other selling expenses	458	437	862	825
Landing fees and other rents	379	376	744	724
Passenger service	271	221	491	410
Profit sharing	338	324	489	596
Aircraft rent	86	66	170	132
Other	533	485	1,000	978
Total operating expense	8,763	8,024	16,858	15,735

Operating Income	2,028	2,423	3,081	3,963

Non-Operating Expense:
Interest expense, net	(103)	(93)	(197)	(200)
Miscellaneous, net	(34)	20	(78)	21
Total non-operating expense, net	(137)	(73)	(275)	(179)

Income Before Income Taxes	1,891	2,350	2,806	3,784

Income Tax Provision	(667)	(804)	(979)	(1,292)

Net Income	$1,224	$1,546	$1,827	$2,492

Basic Earnings Per Share	$1.68	$2.04	$2.51	$3.25
Diluted Earnings Per Share	$1.68	$2.03	$2.50	$3.23
Cash Dividends Declared Per Share	$0.20	$0.14	$0.41	$0.27

Comprehensive Income	$1,246	$1,546	$1,914	$2,488

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Net Cash Provided by Operating Activities	$1,585	$4,226

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,292)	(1,644)
Ground property and equipment, including technology	(498)	(273)
Purchase of equity investments	(622)	—
Purchase of short-term investments	(567)	(866)
Redemption of short-term investments	307	1,051
Other, net	(40)	19
Net cash used in investing activities	(2,712)	(1,713)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(564)	(1,149)
Repurchase of common stock	(800)	(1,801)
Cash dividends	(297)	(210)
Fuel card obligation	341	4
Proceeds from long-term obligations	2,004	450
Other, net	(78)	(117)
Net cash provided by (used in) financing activities	606	(2,823)

Net Decrease in Cash and Cash Equivalents	(521)	(310)
Cash and cash equivalents at beginning of period	2,762	1,972
Cash and cash equivalents at end of period	$2,241	$1,662

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$350
Flight and ground equipment acquired under capital leases	208	50

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We expect to use the full retrospective transition method and will adopt the standard effective January 1, 2018.

While we believe the adoption will not have a significant effect on earnings, the classification of certain revenues that are currently classified in other revenue will be reclassified to passenger revenue. Specifically, passenger-related revenues which include baggage fees, administrative charges and other travel-related fees, may be deemed part of the single performance obligation of providing passenger transportation. We expect that these revenues, which are approximately $2 billion annually, will be reclassified from the current presentation in other revenue to passenger revenue after adoption.

In addition, we expect that the adoption will increase the rate used to account for frequent flyer miles, which would increase the balance of the frequent flyer liability. We continue to evaluate this and the other impacts to the financial statements due to the adoption of the new standard.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted.

We have not completed our assessment, but the adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K.

Statement of Cash Flows. In 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity's statement of cash flows, respectively. These standards are effective for interim and annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We will adopt the standard effective January 1, 2018. We do not expect these standards to have a material impact on our Consolidated Statements of Cash Flows.

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

Our investment in GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), is currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to retained earnings.

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

Recently Adopted Standards

Equity Method Investments. In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." This standard eliminates a previous requirement that an investor must restate its historical financial statements when an existing cost method investment qualifies for use of the equity method as if the equity method had been used since the investment was acquired. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in AOCI will be recognized through earnings. We adopted this standard in 2016 and converted our investment in Group Aeroméxico to the equity method upon completion of the tender offer for additional capital stock during the March 2017 quarter.

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2017	Level 1	Level 2
Cash equivalents	$1,720	$1,720	$—
Short-term investments
U.S. government and agency securities	103	96	7
Asset- and mortgage-backed securities	158	—	158
Corporate obligations	405	—	405
Other fixed income securities	81	—	81
Restricted cash equivalents and investments	63	63	—
Long-term investments	133	107	26
Hedge derivatives, net
Fuel hedge contracts	(203)	(52)	(151)
Interest rate contract	(4)	—	(4)
Foreign currency exchange contracts	(7)	—	(7)

(in millions)	December 31, 2016	Level 1	Level 2
Cash equivalents	$2,279	$2,279	$—
Short-term investments
U.S. government and agency securities	112	86	26
Asset- and mortgage-backed securities	68	—	68
Corporate obligations	295	—	295
Other fixed income securities	12	—	12
Restricted cash equivalents and investments	61	61	—
Long-term investments	139	115	24
Hedge derivatives, net
Fuel hedge contracts	(324)	(26)	(298)
Interest rate contract	6	—	6
Foreign currency exchange contracts	27	—	27

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

Long-Term Investments. Our long-term investments that have historically been measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and the parent company of GOL. During the March 2017 quarter, we completed a tender offer for additional shares of Grupo Aeroméxico. With the completion of the tender offer, our investment is accounted for under the equity method and is no longer measured at fair value on a recurring basis. Our derivative contracts that may be settled for shares of Grupo Aeroméxico continue to be measured at fair value. Shares of the parent company of GOL are traded on a public exchange and will continue to be valued based on quoted market prices. The investments are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 25% to 33% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at June 30, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

(in millions)	Available-For-Sale
Due in one year or less	$239
Due after one year through three years	438
Due after three years through five years	51
Due after five years	19
Total	$747

Long-Term Investments

We have developed strategic relationships with certain international airlines through equity investments or other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

•
Aeroméxico. During the March 2017 quarter, we completed a $622 million tender offer for additional capital stock of Grupo Aeroméxico increasing our ownership percentage to 36% of the outstanding shares. Resulting from this increase in our ownership, we now account for the investment under the equity method of accounting and recognize our portion of their results in non-operating expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

We also have derivative contracts that may be settled for shares of Grupo Aeroméxico representing 13% of its outstanding shares. We expect to execute those contracts during the September 2017 quarter bringing our total equity investment in Grupo Aeroméxico to 49%.

•
GOL. Through our investment in preferred shares of GOL's parent company, we own 9% of GOL's outstanding capital stock. Driven by an improved outlook for the Brazilian economy and the financial performance of the company, GOL's stock price has nearly doubled since December 31, 2016 and is approximately equivalent to the original cost of our investment.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of June 30, 2017.

•
China Eastern. We have a 3% equity interest in China Eastern. As our investment agreement with China Eastern restricts our sale or transfer of these shares for a period of three years, we will continue to account for the investment at cost until the September 2017 quarter when we will be within one year of the lapse of the restrictions. Although China Eastern shares are actively traded on a public exchange, it is not practicable to estimate the fair value of the investment due to the restriction on our ability to sell or transfer the shares. As of June 30, 2017, China Eastern's stock traded above the cost of our equity investment.

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

During the three and six months ended June 30, 2017, we recorded fuel hedge gains of $40 million and $97 million, respectively. During the three and six months ended June 30, 2016, we recorded fuel hedge losses of $41 million and $315 million, respectively.

Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Condensed Consolidated Statements of Cash Flows.

Hedge Position as of June 30, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	332	U.S. dollars	August 2022	$—	$1	$(5)	$—	$(4)
Foreign currency exchange contracts	44,493	Japanese yen	November 2019	11	—	(12)	(6)	(7)
	532	Canadian dollars	April 2020
Not designated as hedges
Fuel hedge contracts (1)	231	gallons - crude oil, diesel and jet fuel	December 2018	152	—	(355)	—	(203)
Total derivative contracts				$163	$1	$(372)	$(6)	$(214)

(1)
As discussed above, during 2016, we entered into fuel hedges designed to offset and effectively neutralize our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2017 airline segment hedge portfolio.

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

(1)
As discussed above, we early settled $455 million of our airline segment's 2016 fuel hedge positions and entered into hedges designed to offset and effectively neutralize our 2017 airline segment hedge positions. The dollar amounts shown above primarily represent the offsetting derivatives that were used to neutralize the 2016 and 2017 airline segment hedge portfolio.

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
June 30, 2017
Net derivative contracts	$7	$1	$(216)	$(6)	$(214)
December 31, 2016
Net derivative contracts	$31	$6	$(326)	$(2)	$(291)

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2017	2016	2017	2016
Three Months Ended June 30,
Foreign currency exchange contracts	$4	$12	$(8)	$(63)
Six Months Ended June 30,
Foreign currency exchange contracts	$11	$36	$(33)	$(145)

Credit Risk

To manage credit risk associated with our aircraft fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

NOTE 5. LONG-TERM DEBT

Fair Value of Debt

Market risk associated with our fixed- and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Long-term debt is classified as Level 2 within the fair value hierarchy.

(in millions)	June 30, 2017	December 31, 2016
Total debt at par value	$8,678	$7,112
Unamortized discount and debt issue cost, net	(108)	(104)
Net carrying amount	$8,570	$7,008

Fair value	$8,900	$7,300

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
Using the net proceeds from the $2.0 billion debt issuance and existing cash, we contributed $3.2 billion to our qualified defined benefit pension plans during the six months ended June 30, 2017. We also contributed shares of our common stock from treasury with a value of $350 million during the six months ended June 30, 2017.

Covenants

We were in compliance with the covenants in our financings at June 30, 2017.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2017	2016	2017	2016
Three Months Ended June 30,
Service cost	$—	$—	$22	$17
Interest cost	213	229	35	37
Expected return on plan assets	(286)	(226)	(17)	(18)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	66	59	8	6
Net (benefit) cost	$(7)	$62	$41	$35

Six Months Ended June 30,
Service cost	$—	$—	$44	$34
Interest cost	426	458	70	74
Expected return on plan assets	(572)	(452)	(34)	(36)
Amortization of prior service credit	—	—	(14)	(14)
Recognized net actuarial loss	132	118	16	12
Net (benefit) cost	$(14)	$124	$82	$70

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $13.7 billion at June 30, 2017:

(in millions)	Total
Six months ending December 31, 2017	$1,620
2018	3,490
2019	3,070
2020	2,150
2021	2,080
Thereafter	1,290
Total	$13,700

Our future aircraft purchase commitments included the following aircraft at June 30, 2017:

Aircraft Type	Purchase Commitments
B-737-900ER	51
A321-200	100
A330-900neo	25
A350-900	25
CS100	75
Total	276

During the June 2017 quarter, we entered into agreements with Airbus SE to place an expanded A321-200 order for 40 firm additional aircraft and to defer 10 of our 25 A350-900 aircraft deliveries set for 2019-2020 by two to three years.

The Boeing Company recently filed a petition with the U.S. government alleging Bombardier has agreed to sell aircraft below cost and asking the government to impose duties on all U.S. imports of 100- to 150-seat Large Civil Aircraft from Canada. This includes the CS100 aircraft under our purchase agreement with Bombardier. The government’s review of this matter is ongoing, with a decision expected in 2018. Delta is not a party to the petition and believes the petition is without merit.

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

Employees Under Collective Bargaining Agreements

At June 30, 2017, we had approximately 87,000 full-time equivalent employees. Approximately 16% of these employees were represented by unions.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$97	$(19)	$(7,636)
Changes in value (net of tax effect of $6)	—	(14)	32	18
Reclassifications into earnings (net of tax effect of $40)(1)	83	(7)	(7)	69
Balance at June 30, 2017 (net of tax effect of $1,424)	$(7,631)	$76	$6	$(7,549)

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$140	$(61)	$(7,275)
Changes in value (net of tax effect of $42)	—	(69)	16	(53)
Reclassifications into earnings (net of tax effect of $29)(1)	72	(23)	—	49
Balance at June 30, 2016 (net of tax effect of $1,235)	$(7,282)	$48	$(45)	$(7,279)

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

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2017 was $756 million and $1.5 billion, respectively, compared to $745 million and $1.3 billion during the three and six months ended June 30, 2016.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2017
Operating revenue:	$10,724	$1,139			$10,791
Sales to airline segment			$(193)	(1)
Exchanged products			(756)	(2)
Sales of refined products			(123)	(3)
Operating income(4)	2,022	6	—		2,028
Interest expense, net	103	—	—		103
Depreciation and amortization	524	11	—		535
Total assets, end of period	50,328	1,487	—		51,815
Capital expenditures	928	60	—		988

Three Months Ended June 30, 2016
Operating revenue:	$10,398	$1,027			$10,447
Sales to airline segment			$(178)	(1)
Exchanged products			(745)	(2)
Sales of refined products			(55)	(3)
Operating income (loss)(4)	2,433	(10)	—		2,423
Interest expense, net	92	1	—		93
Depreciation and amortization	461	9	—		470
Total assets, end of period	50,213	1,421	—		51,634
Capital expenditures	1,026	20	—		1,046

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2017
Operating revenue:	$19,811	$2,267			$19,939
Sales to airline segment			$(383)	(1)
Exchanged products			(1,489)	(2)
Sales of refined products			(267)	(3)
Operating income(4)	3,031	50	—		3,081
Interest expense, net	197	—	—		197
Depreciation and amortization	1,054	21	—		1,075
Capital expenditures	1,704	86	—		1,790

Six Months Ended June 30, 2016
Operating revenue:	$19,570	$1,792			$19,698
Sales to airline segment			$(322)	(1)
Exchanged products			(1,271)	(2)
Sales of refined products			(71)	(3)
Operating income (loss)(4)	4,001	(38)	—		3,963
Interest expense, net	199	1	—		200
Depreciation and amortization	938	18	—		956
Capital expenditures	1,884	33	—		1,917

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for lease restructuring charges:

(in millions)	Lease Restructuring
Liability as of January 1, 2017	$329
Payments	(47)
Additional expenses and other	(10)
Liability as of June 30, 2017	$272

Lease restructuring charges include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. We are continuing to restructure our domestic fleet by replacing a portion of our 50-seat regional fleet with more efficient and customer preferred aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. We are also restructuring our Pacific fleet by removing less efficient B-747-400 aircraft by the end of 2017 and replacing them with smaller-gauge, widebody aircraft to better match capacity with demand.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income	$1,224	$1,546	$1,827	$2,492

Basic weighted average shares outstanding	728	758	728	766
Dilutive effect of share-based awards	3	5	3	6
Diluted weighted average shares outstanding	731	763	731	772

Basic earnings per share	$1.68	$2.04	$2.51	$3.25
Diluted earnings per share	$1.68	$2.03	$2.50	$3.23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2017 Quarter Financial Highlights

Our pre-tax income for the June 2017 quarter was $1.9 billion, representing a $459 million decrease compared to the corresponding prior year period due to higher operating expenses including salaries and related costs and fuel expense, partially offset by higher operating revenue.

Revenue. Our operating revenue increased $344 million, or 3.3%, and passenger revenue per available seat mile ("PRASM") increased 2.5% on 0.4% higher capacity compared to the June 2016 quarter, resulting from our commercial initiatives, including differentiated products for our customers, and an improving revenue environment, particularly related to business yields.

Operating Expense. Total operating expense increased $739 million, and our consolidated operating cost per available seat mile ("CASM") increased 8.8% to 13.23 cents compared to the June 2016 quarter, primarily due to increases in salaries and related costs and fuel expense. Salaries and related costs were higher as a result of contractual pay rate increases for pilots and increases for eligible merit, ground and flight attendant employees. The increase in fuel expense primarily results from higher fuel purchase costs.

Non-fuel unit costs ("CASM-Ex, including profit sharing," a non-GAAP financial measure) increased 7.3% to 10.24 cents compared to the June 2016 quarter due to increases in salaries and related costs, discussed above.

The non-GAAP financial measure for CASM-Ex, including profit sharing is defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended June 30, 2017 and 2016

Operating Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Passenger:
Mainline	$7,699	$7,471	$228	3.1%
Regional carriers	1,532	1,499	33	2.2%
Total passenger revenue	9,231	8,970	261	2.9%
Cargo	183	165	18	10.9%
Other	1,377	1,312	65	4.9%
Total operating revenue	$10,791	$10,447	$344	3.3%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended June 30, 2016
(in millions)	Three Months Ended June 30, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$4,962	5.1%	3.1%	2.5%	1.9%	2.5%	0.6	pts
Regional carriers	1,532	2.2%	(2.3)%	(2.8)%	4.6%	5.1%	0.4	pts
Domestic	6,494	4.4%	2.3%	1.6%	2.1%	2.8%	0.6	pts
Atlantic	1,501	(0.6)%	7.0%	1.3%	(7.1)%	(1.9)%	4.5	pts
Pacific	578	(12.9)%	(12.8)%	(10.9)%	(0.1)%	(2.2)%	(1.8)	pts
Latin America	658	14.1%	7.2%	3.0%	6.4%	10.8%	3.5	pts
Total	$9,231	2.9%	2.1%	0.4%	0.8%	2.5%	1.4	pts

Passenger revenue increased $261 million, or 2.9%, compared to the June 2016 quarter. PRASM increased 2.5% and passenger mile yield increased 0.8% on 0.4% higher capacity. Load factor was 1.4 points higher than the prior year quarter at 86.9%.

Unit revenues of the domestic region increased 2.8% resulting from our commercial initiatives, including differentiated products for our customers, and an improving revenue environment, particularly related to business yields.

Passenger revenue related to our international regions decreased 0.5% year-over-year primarily due to reduced capacity through network optimization around partner hubs and the impact of foreign currency fluctuations.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by the impact of foreign currency fluctuations and competitive fare environment pressures. To address these challenges, we expect to leverage our partners' hub positions in Europe's leading business markets through the remainder of 2017 and continue to shift the mix of ticket sales toward more U.S. point-of-sale.

Unit revenue declines in the Pacific compared to the June 2016 quarter primarily resulted from load factor declines driven by industry capacity growth in the region. We continue to optimize the Pacific region with a 10.9% reduction in capacity during the June 2017 quarter focused on refining the network to generate incremental value from our Chinese and Korean partnerships. During the June 2017 quarter, we reached an agreement to create a trans-Pacific joint venture with Korean Air, offering an enhanced and expanded network, industry-leading products and service and a seamless customer experience between the U.S. and Asia. In addition, we launched nonstop service between Atlanta and Seoul during the period.

Unit revenues increased in Latin America principally as a result of continued unit revenue improvement in Brazil compared to the June 2016 quarter related to both improved traffic and higher fares. This improvement was driven by the strengthening of the Brazilian real against the U.S. dollar and additional connectivity for our customers provided by our partnership with GOL. Increased leisure traffic to Mexico and the Caribbean also contributed to the Latin America unit revenue improvement.

Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Loyalty programs	$484	$449	$35	7.8%
Administrative fees, club and on-board sales	327	317	10	3.2%
Ancillary businesses and refinery	277	275	2	0.7%
Baggage fees	238	232	6	2.6%
Other	51	39	12	30.8%
Total other revenue	$1,377	$1,312	$65	4.9%

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

The amount of loyalty program revenue changes based on the price paid for mileage credits, the volume of credits sold and our allocation of selling price to the individual products and services. With the adoption of the new revenue recognition standard in 2018, we expect to increase the value we use to account for the travel component within mileage credit sales. This new value for the travel component will cause a re-allocation of the consideration received from mileage credit sales. The re-allocation will result in less revenue recognized for loyalty programs in other revenue and more revenue in passenger revenue as the frequent flyer awards are redeemed.

Loyalty program revenue increased during the June 2017 quarter compared to the same period a year ago related to growth in our co-brand credit card partnership with American Express. Additional information about our frequent flyer program accounting policies can be found in Note 1, "Summary of Significant Accounting Policies," in our Form 10-K.

Administrative fees, club and on-board sales. These revenues primarily relate to travel-related services such as ticket changes and unaccompanied minors and also include amounts collected for on-board sales and Sky Club lounge memberships. We recognize revenue as these services are performed. A significant portion of these fees are travel-related and performed in conjunction with the passenger’s flight. Therefore, we expect the majority of these fees will be reclassified to passenger revenue with our adoption of the new revenue recognition standard in 2018.

Ancillary business and refinery. Ancillary business and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Ancillary business and refinery revenues are not related to the generation of a seat mile.

Baggage fees. The revenue amount shown above represents baggage fees that were sold as a separate component of the passenger’s ticket. Similar to administrative fees described above, baggage services are performed and earned in conjunction with the passenger’s flight, and we expect that these fees will be reclassified to passenger revenue with our adoption of the new revenue recognition standard in 2018.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$2,616	$2,391	$225	9.4%
Aircraft fuel and related taxes	1,448	1,228	220	17.9%
Regional carriers expense	1,081	1,096	(15)	(1.4)%
Depreciation and amortization	535	470	65	13.8%
Contracted services	543	484	59	12.2%
Aircraft maintenance materials and outside repairs	475	446	29	6.5%
Passenger commissions and other selling expenses	458	437	21	4.8%
Landing fees and other rents	379	376	3	0.8%
Passenger service	271	221	50	22.6%
Profit sharing	338	324	14	4.3%
Aircraft rent	86	66	20	30.3%
Other	533	485	48	9.9%
Total operating expense	$8,763	$8,024	$739	9.2%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to contractual pay rate increases for pilots and increases for eligible merit, ground and flight attendant employees.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense increased $240 million compared to the prior year quarter due to an increase in the market price per gallon of fuel. The table below presents fuel expense including our regional carriers:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Aircraft fuel and related taxes(1)	$1,448	$1,228	$220
Aircraft fuel and related taxes included within regional carriers expense	239	219	20
Total fuel expense	$1,687	$1,447	$240	16.6%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$1,676	$1,440	$236	$1.60	$1.37	$0.23
Airline segment fuel hedge impact(2)	17	(3)	20	0.02	—	0.02
Refinery segment impact(2)	(6)	10	(16)	(0.01)	0.01	(0.02)
Total fuel expense	$1,687	$1,447	$240	$1.61	$1.38	$0.23
MTM adjustments and settlements(3)	52	617	(565)	0.05	0.59	(0.54)
Total fuel expense, adjusted	$1,739	$2,064	$(325)	$1.66	$1.97	$(0.31)

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk. For additional information regarding the refinery segment impact, see "Refinery Segment" below.

(3)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense for MTM adjustments and settlements, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization is primarily driven by fleet-related investments, including fleet modification and aircraft purchases.

Contracted Services. The increase in contracted services expense predominantly relates to costs associated with additional in-flight services, information technology services and property renovations.

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering.

Results of Operations - Six Months Ended June 30, 2017 and 2016

Operating Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Passenger:
Mainline	$14,103	$13,915	$188	1.4%
Regional carriers	2,816	2,817	(1)	—%
Total passenger revenue	16,919	16,732	187	1.1%
Cargo	343	327	16	4.9%
Other	2,677	2,639	38	1.4%
Total operating revenue	$19,939	$19,698	$241	1.2%

Passenger Revenue

		Increase (Decrease) vs. Six Months Ended June 30, 2016
(in millions)	Six Months Ended June 30, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$9,214	3.2%	3.0%	2.3%	0.1%	0.8%	0.6	pts
Regional carriers	2,816	—%	(1.8)%	(1.8)%	1.8%	1.8%	0.1	pts
Domestic	12,030	2.4%	2.2%	1.6%	0.2%	0.8%	0.6	pts
Atlantic	2,383	(1.9)%	4.0%	(0.6)%	(5.7)%	(1.3)%	3.7	pts
Pacific	1,128	(13.3)%	(12.3)%	(10.5)%	(1.1)%	(3.0)%	(1.7)	pts
Latin America	1,378	9.9%	6.2%	2.4%	3.5%	7.3%	3.1	pts
Total	$16,919	1.1%	1.3%	—%	(0.2)%	1.1%	1.1	pts

Passenger revenue increased $187 million, or 1.1%, compared to the six months ended June 30, 2016. PRASM increased 1.1% and passenger mile yield decreased 0.2% on flat capacity. Load factor was 1.1 points higher than the prior year period at 85.0%.

Unit revenues of the domestic region increased 0.8% resulting from our commercial initiatives, including differentiated products for our customers, and an improving revenue environment, particularly related to business yields.

Passenger revenue related to our international regions decreased 1.9% year-over-year primarily due to reduced capacity through network optimization around partner hubs and the impact of foreign currency fluctuations.

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth, primarily from non-alliance carriers, and the impact of foreign currency fluctuations. To address these challenges, we expect to leverage our partners' hub positions in Europe's leading business markets through the remainder of 2017 and continue to shift the mix of ticket sales toward more U.S. point-of-sale.

Unit revenue declines in the Pacific compared to the six months ended June 30, 2016 primarily resulted from yield and load factor declines driven by industry capacity growth in the region. We continue to optimize the Pacific region with a 10.5% reduction in capacity during the six months ended June 30, 2017 focused on refining the network to generate incremental value from our Chinese and Korean partnerships. During the June 2017 quarter, we reached an agreement to create a trans-Pacific joint venture with Korean Air, offering an enhanced and expanded network, industry-leading products and service and a seamless customer experience between the U.S. and Asia. In addition, we launched nonstop service between Atlanta and Seoul during the period.

Unit revenues increased in Latin America principally as a result of continued unit revenue improvement in Brazil compared to the same period a year ago, related to both improved traffic and higher fares. This improvement was driven by the strengthening of the Brazilian real against the U.S. dollar and additional connectivity for our customers provided by our partnership with GOL. Increased leisure traffic to Mexico and the Caribbean also contributed to the Latin America unit revenue improvement.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Loyalty programs	$949	$873	$76	8.7%
Administrative fees, club and on-board sales	642	630	12	1.9%
Ancillary businesses and refinery	549	576	(27)	(4.7)%
Baggage fees	441	439	2	0.5%
Other	96	121	(25)	(20.7)%
Total other revenue	$2,677	$2,639	$38	1.4%

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

The amount of loyalty program revenue changes based on the price paid for mileage credits, the volume of credits sold and our allocation of selling price to the individual products and services. With the adoption of the new revenue recognition standard in 2018, we expect to increase the value we use to account for the travel component within mileage credit sales. This new value for the travel component will cause a re-allocation of the consideration received from mileage credit sales. The re-allocation will result in less revenue recognized for loyalty programs in other revenue and more revenue in passenger revenue as the frequent flyer awards are redeemed.

Loyalty program revenue increased during the six months ended June 30, 2017 compared to the same period a year ago related to growth in our co-brand credit card partnership with American Express. Additional information about our frequent flyer program accounting policies can be found in Note 1, "Summary of Significant Accounting Policies," in our Form 10-K.

Administrative fees, club and on-board sales. These revenues primarily relate to travel-related services such as ticket changes and unaccompanied minors and also include amounts collected for on-board sales and Sky Club lounge memberships. We recognize revenue as these services are performed. A significant portion of these fees are travel-related and performed in conjunction with the passenger’s flight. Therefore, we expect the majority of these fees will be reclassified to passenger revenue with our adoption of the new revenue recognition standard in 2018.

Ancillary business and refinery. Ancillary business and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Ancillary business and refinery revenues are not related to the generation of a seat mile.

Baggage fees. The revenue amount shown above represents baggage fees that were sold as a separate component of the passenger’s ticket. Similar to administrative fees described above, baggage services are performed and earned in conjunction with the passenger’s flight, and we expect that these fees will be reclassified to passenger revenue with our adoption of the new revenue recognition standard in 2018.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$5,089	$4,702	$387	8.2%
Aircraft fuel and related taxes	2,688	2,455	233	9.5%
Regional carriers expense	2,191	2,102	89	4.2%
Depreciation and amortization	1,075	956	119	12.4%
Contracted services	1,066	960	106	11.0%
Aircraft maintenance materials and outside repairs	993	895	98	10.9%
Passenger commissions and other selling expenses	862	825	37	4.5%
Landing fees and other rents	744	724	20	2.8%
Passenger service	491	410	81	19.8%
Profit sharing	489	596	(107)	(18.0)%
Aircraft rent	170	132	38	28.8%
Other	1,000	978	22	2.2%
Total operating expense	$16,858	$15,735	$1,123	7.1%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to contractual pay rate increases for pilots and increases for eligible merit, ground and flight attendant employees.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense increased $328 million compared to the prior year due to an increase in the market price per gallon of fuel, partially offset by reduced fuel hedge losses compared to the prior year period. The table below presents fuel expense including our regional carriers:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Aircraft fuel and related taxes(1)	$2,688	$2,455	$233
Aircraft fuel and related taxes included within regional carriers expense	481	386	95
Total fuel expense	$3,169	$2,841	$328	11.5%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$3,207	$2,533	$674	$1.63	$1.28	$0.35
Airline segment fuel hedge impact(2)	12	270	(258)	0.01	0.14	(0.13)
Refinery segment impact(2)	(50)	38	(88)	(0.03)	0.02	(0.05)
Total fuel expense	$3,169	$2,841	$328	$1.61	$1.44	$0.17
MTM adjustments and settlements(3)	136	462	(326)	0.07	0.23	(0.16)
Total fuel expense, adjusted	$3,305	$3,303	$2	$1.68	$1.67	$0.01

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Regional Carriers Expense. The increase in regional carrier expense is primarily due to scheduled contract carrier rate escalations and aircraft maintenance.

Depreciation and Amortization. The increase in depreciation and amortization is primarily driven by fleet-related investments, including fleet modification and aircraft purchases.

Contracted Services. The increase in contracted services expense predominantly relates to costs associated with additional in-flight services, information technology services and property renovations.

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

Profit Sharing. The decrease in profit sharing expense is driven by lower pre-tax profit compared to the prior year period.

Non-Operating Results	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Favorable/(Unfavorable)	2017	2016	Favorable/(Unfavorable)
Interest expense, net	$(103)	$(93)	$(10)	$(197)	$(200)	$3
Miscellaneous, net	(34)	20	(54)	(78)	21	(99)
Total non-operating expense, net	$(137)	$(73)	$(64)	$(275)	$(179)	$(96)

Fluctuations in interest expense, net, result from the amount of our outstanding debt and capital leases and the related interest rates. At December 31, 2016, the principal amount of debt and capital leases was $7.4 billion. During the six months ended June 30, 2017, we issued $2.0 billion of unsecured notes. As a result of the debt issuance, the principal amount of debt and capital leases increased to $9.1 billion at June 30, 2017.

In the three and six months ended June 30, 2017, miscellaneous, net is unfavorable primarily due to our proportionate share of losses from our equity investment in Virgin Atlantic compared to gains in the same periods in 2016.

Income Taxes

We project that our annual effective tax rate for 2017 will be between 34% and 35%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Non-jet fuel products the refinery produces are exchanged with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 200,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reduced market prices for jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

The refinery recorded operating revenues of $1.1 billion and $2.3 billion in the three and six months ended June 30, 2017, respectively, compared to $1.0 billion and $1.8 billion in the three and six months ended June 30, 2016, respectively. Operating revenues in the three and six months ended June 30, 2017 were composed of $756 million and $1.5 billion, respectively, of non-jet fuel products exchanged with third parties to procure jet fuel, $193 million and $383 million, respectively, of sales of jet fuel to the airline segment and $123 million and $267 million, respectively, of sales of refined products. Refinery revenues increased compared to the prior year due to stronger pricing of refined products throughout the oil industry.

The refinery recorded profits of $6 million and $50 million in the three and six months ended June 30, 2017, respectively, compared to losses of $10 million and $38 million in the three and six months ended June 30, 2016, respectively. The refinery's profit in the current period was primarily due to increased distillate cracks and lower crude costs relative to Brent.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The refinery, operated by Monroe, purchases the majority of its RINs requirement in the secondary market. We recognized $56 million and $54 million of expense related to the RINs requirement in the June 2017 and 2016 quarters, respectively, and $63 million and $82 million for the six months ended June 30, 2017 and 2016, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended June 30,				Six Months Ended June 30,
Consolidated(1)	2017		2016		2017		2016
Revenue passenger miles (in millions)	57,575		56,415		105,527		104,140
Available seat miles (in millions)	66,227		65,979		124,098		124,124
Passenger mile yield	16.03	¢	15.90	¢	16.03	¢	16.07	¢
PRASM	13.94	¢	13.59	¢	13.63	¢	13.48	¢
TRASM(2)	16.29	¢	15.83	¢	16.07	¢	15.87	¢
TRASM, adjusted(3)	16.19	¢	15.76	¢	15.96	¢	15.77	¢
CASM	13.23	¢	12.16	¢	13.58	¢	12.68	¢
CASM-Ex, including profit sharing(3)	10.24	¢	9.54	¢	10.56	¢	9.91	¢
Passenger load factor	86.9%		85.5%		85.0%		83.9%
Fuel gallons consumed (in millions)	1,047		1,046		1,965		1,976
Average price per fuel gallon(4)	$1.61		$1.38		$1.61		$1.44
Average price per fuel gallon, adjusted(4)(5)	$1.66		$1.97		$1.68		$1.67
Full-time equivalent employees, end of period	87,263		84,791

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of non-owned regional carriers.

(2)	Total revenue per available seat mile ("TRASM").

(3)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(4)	Includes the impact of fuel hedge activity and refinery segment results.

(5)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and six months ended June 30, 2017 and 2016.

Fleet Information

Our operating aircraft fleet and commitments at June 30, 2017 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	13	75	91	15.8	—	—
B-737-700	10	—	—	10	8.4	—	—
B-737-800	73	4	—	77	15.8	—	—
B-737-900ER	48	—	31	79	2.1	51	—
B-747-400	4	3	—	7	26.0	—	—
B-757-200	85	13	3	101	20.1	—	—
B-757-300	16	—	—	16	14.4	—	—
B-767-300	3	—	—	3	22.0	—	—
B-767-300ER	54	4	—	58	21.3	—	—
B-767-400ER	21	—	—	21	16.5	—	—
B-777-200ER	8	—	—	8	17.5	—	—
B-777-200LR	10	—	—	10	8.3	—	—
A319-100	55	—	2	57	15.3	—	—
A320-200	58	—	7	65	22.1	—	—
A321-200(2)	9	—	13	22	0.7	100	—
A330-200	11	—	—	11	12.2	—	—
A330-300	28	—	3	31	8.4	—	—
A330-900neo	—	—	—	—	—	25	—
A350-900	—	—	—	—	—	25	—
CS100	—	—	—	—	—	75	50
MD-88	95	20	—	115	27.0	—	—
MD-90	65	—	—	65	20.4	—	—
Total	656	57	134	847	17.0	276	50

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf and are shown in the table below.

(2)	Airbus has the option to confirm delivery commitments for five additional A321-200 aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at June 30, 2017:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	58	—	81	—	—	139
ExpressJet Airlines, Inc.	23	33	28	—	—	84
SkyWest Airlines, Inc.	71	28	36	—	18	153
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	20	16	36
GoJet Airlines, LLC	—	22	7	—	—	29
Total	152	83	152	20	70	477

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2017, we had $5.5 billion in unrestricted liquidity, consisting of $3.0 billion in cash and cash equivalents and short-term investments and $2.5 billion in undrawn revolving credit facilities. During the six months ended June 30, 2017, we used existing cash, cash generated from advance ticket sales and proceeds from a debt offering to fund capital expenditures of $1.8 billion, purchase shares of Grupo Aeroméxico for $622 million, return $1.1 billion to shareholders and contribute $3.2 billion to fund our pension obligation, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $1.6 billion and $4.2 billion in the six months ended June 30, 2017 and 2016, respectively. We had lower operating cash flows during the first half of 2017 compared to the prior year primarily due to incremental pension plan contributions, $2.0 billion of which was funded through debt issuance.

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

Fuel. Including our regional carriers, fuel expense represented approximately 19% of our total operating expenses for the six months ended June 30, 2017. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

Pension Contributions. Using the net proceeds from the $2.0 billion debt issuance and existing cash, we contributed $3.2 billion to our qualified defined benefit pension plans during the six months ended June 30, 2017. We also contributed shares of our common stock from treasury with a value of $350 million during the March 2017 quarter. As a result, we satisfied, on an accelerated basis, the 2017 required contributions for our defined benefit plans, and contributed more than $3.0 billion above the minimum funding requirements. During the six months ended June 30, 2016, we contributed $1.3 billion to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. The profit sharing formula pays 10% of annual pre-tax profit (as defined by the terms of the program) and, if we exceed our prior year results, the program will pay 20% of the year-over-year increase in pre-tax profit to eligible employees. The profit sharing program for pilots pays 10% for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. During the six months ended June 30, 2017, we accrued $489 million in profit sharing expense based on the year-to-date performance and current expectations for 2017 pre-tax profit.

We paid $1.1 billion in profit sharing in February 2017 related to our 2016 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $1.8 billion and $1.9 billion for the six months ended June 30, 2017 and 2016, respectively. Our capital expenditures during the six months ended June 30, 2017 were primarily related to the purchases of 12 B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, seven A321-200 and two A330-300 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our expected 2017 investments of $3.5 billion to $4.0 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A350-900s and A330-300s, along with advance deposit payments for these and our A330-900neo and CS100 orders, as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Equity Investments. During the March 2017 quarter, we completed a $622 million tender offer for additional capital stock of Grupo Aeroméxico, increasing our ownership percentage to 36%. We also have derivative contracts that may be settled for shares of Grupo Aeroméxico representing 13% of its shares. We expect to execute these derivative contracts during the September 2017 quarter for approximately $175 million.

LAX Redevelopment. During the September 2016 quarter, we executed a modified lease agreement with Los Angeles World Airports, which owns and operates Los Angeles International Airport ("LAX"), and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we will design and manage the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines currently located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation activities were completed during the June 2017 quarter. Subject to required approvals, we have an option to expand the project, which could cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing, arrival hall and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

LGA Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we will partner with the Port Authority of New York and New Jersey (the “Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central hall. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating, as well as 30 percent more concessions space than the existing Terminals C and D. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, we expect to enter into an amended and restated terminal lease with the Port Authority through 2050, pursuant to which we will (1) fund (through debt issuance and existing cash) and undertake the design and construction of the terminal and certain off-premises supporting facilities; (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure; (3) be responsible for all operations and maintenance during the term of the lease; and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $9.1 billion at June 30, 2017. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.2 billion.

During the March 2017 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes, consisting of $1.0 billion of 2.875% Notes due 2020 and $1.0 billion of 3.625% Notes due 2022. As discussed above, we used the net proceeds from this issuance to make a cash contribution to our qualified defined benefit pension plans.

Capital Return to Shareholders. During the six months ended June 30, 2017, we repurchased and retired 16.3 million shares of our common stock at a cost of $800 million.

(in millions, except average repurchase price)	Share Repurchase Authorization	Average Repurchase Price	Completion Date	Authorization Remaining
May 2015 Program	$5,000	$44.88	December 31, 2017	$550
May 2017 Program	$5,000	$—	December 31, 2020	$5,000

In the June 2017 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.2025 per share. Additionally, the Board of Directors approved a 50% increase in the quarterly dividend that takes effect in the September 2017 quarter. This increase is the fourth year in a row that the Board of Directors has approved a 50% increase following the initiation of dividend payments in 2013.

Fuel Hedge Restructuring. During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. During the six months ended June 30, 2017, we reported $20 million in cash receipts and $110 million in cash payments associated with these transactions in other, net in the financing activities section of the Condensed Consolidated Statements of Cash Flows. For additional information regarding these deferral transactions, see Note 4 to the Notes to the Condensed Consolidated Financial Statements.

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

Covenants

We were in compliance with the covenants in our financings at June 30, 2017.

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

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure).

•
Third-party refinery sales. We adjust TRASM for refinery sales to third parties to determine TRASM, adjusted because these revenues are not related to our airline segment. TRASM, adjusted therefore provides a more meaningful comparison of revenue from our airline operations to the rest of the airline industry.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
TRASM	16.29	¢	15.83	¢	16.07	¢	15.87	¢
Adjusted for:
Third-party refinery sales	(0.10)		(0.07)		(0.11)		(0.10)
TRASM, adjusted	16.19	¢	15.76	¢	15.96	¢	15.77	¢

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CASM	13.23 ¢	12.16 ¢	13.58 ¢	12.68 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.55)	(2.19)	(2.55)	(2.29)
Other expenses	(0.44)	(0.43)	(0.47)	(0.48)
CASM-Ex, including profit sharing	10.24 ¢	9.54 ¢	10.56 ¢	9.91 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2017 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2017, the District Court granted the defendants' motions for summary judgment. The plaintiffs have filed an appeal to the U.S. Court of Appeals, and that appeal remains pending.

ITEM 1A. RISK FACTORS

"Item 1A. Risk Factors" of our Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2017 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 (the "2015 Repurchase Program"). The 2015 Repurchase Program will terminate no later than December 31, 2017. Some purchases made in the June 2017 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
April 2017	1,761,204	$45.39	1,761,204	$1,070
May 2017	4,614,518	$47.98	4,614,518	$850
June 2017	5,835,850	$51.73	5,835,850	$550
Total	12,211,572		12,211,572

ITEM 6. EXHIBITS

(a) Exhibits

10.1(a)	Amendment No. 9, dated May 10, 2017, to Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 9”)*

10.1(b)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 9*

10.2(a)
Amendment No. 3, dated May 10, 2017, to Airbus A3330 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 3”)*

10.2(b)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 3*

10.3	First Amendment to The Delta Air Lines, Inc. 2017 Long-Term Incentive Program

10.4	Terms of 2017 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017

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
July 13, 2017