Form 10-Q
period 2017-09-30
DELTA AIR LINES INC /DE/
filed 2017-10-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2017:
Common Stock, $0.0001 par value - 712,973,139 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

We have reviewed the consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 11, 2017

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,478	$2,762
Short-term investments	960	487
Accounts receivable, net of an allowance for uncollectible accounts of $12 and $15 at September 30, 2017 and December 31, 2016, respectively	2,399	2,064
Fuel inventory	720	519
Expendable parts and supplies inventories, net of an allowance for obsolescence of $124 and $110 at September 30, 2017 and December 31, 2016, respectively	416	372
Prepaid expenses and other	1,110	1,247
Total current assets	7,083	7,451
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $13,766 and $12,456 at September 30, 2017 and December 31, 2016, respectively	25,900	24,375
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $841 and $828 at September 30, 2017 and December 31, 2016, respectively	4,851	4,844
Deferred income taxes, net	1,422	3,064
Other noncurrent assets	2,878	1,733
Total other assets	18,945	19,435
Total assets	$51,928	$51,261
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,224	$1,131
Air traffic liability	5,528	4,626
Accounts payable	3,059	2,572
Accrued salaries and related benefits	2,683	2,924
Frequent flyer deferred revenue	1,759	1,648
Other accrued liabilities	2,243	2,338
Total current liabilities	16,496	15,239
Noncurrent Liabilities:
Long-term debt and capital leases	7,584	6,201
Pension, postretirement and related benefits	9,565	13,378
Frequent flyer deferred revenue	2,281	2,278
Other noncurrent liabilities	2,001	1,878
Total noncurrent liabilities	21,431	23,735
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 720,433,073 and 744,886,938 shares issued at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	12,133	12,294
Retained earnings	9,502	7,903
Accumulated other comprehensive loss	(7,476)	(7,636)
Treasury stock, at cost, 7,459,934 and 14,149,229 shares at September 30, 2017 and December 31, 2016, respectively	(158)	(274)
Total stockholders' equity	14,001	12,287
Total liabilities and stockholders' equity	$51,928	$51,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Operating Revenue:
Passenger:
Mainline	$7,924	$7,615	$22,027	$21,530
Regional carriers	1,475	1,456	4,291	4,273
Total passenger revenue	9,399	9,071	26,318	25,803
Cargo	187	167	530	494
Other	1,474	1,245	4,151	3,884
Total operating revenue	11,060	10,483	30,999	30,181

Operating Expense:
Salaries and related costs	2,715	2,463	7,804	7,165
Aircraft fuel and related taxes	1,519	1,422	4,207	3,877
Regional carriers expense	1,156	1,119	3,347	3,221
Depreciation and amortization	574	474	1,649	1,430
Contracted services	561	520	1,627	1,480
Aircraft maintenance materials and outside repairs	503	462	1,496	1,357
Passenger commissions and other selling expenses	482	466	1,344	1,291
Landing fees and other rents	400	399	1,144	1,123
Passenger service	315	264	806	674
Profit sharing	314	326	803	922
Aircraft rent	89	72	259	204
Other	593	527	1,593	1,505
Total operating expense	9,221	8,514	26,079	24,249

Operating Income	1,839	1,969	4,920	5,932

Non-Operating Expense:
Interest expense, net	(100)	(95)	(297)	(295)
Miscellaneous, net	66	26	(12)	47
Total non-operating expense, net	(34)	(69)	(309)	(248)

Income Before Income Taxes	1,805	1,900	4,611	5,684

Income Tax Provision	(627)	(641)	(1,606)	(1,933)

Net Income	$1,178	$1,259	$3,005	$3,751

Basic Earnings Per Share	$1.64	$1.70	$4.15	$4.95
Diluted Earnings Per Share	$1.64	$1.69	$4.13	$4.92
Cash Dividends Declared Per Share	$0.31	$0.20	$0.71	$0.47

Comprehensive Income	$1,251	$1,326	$3,165	$3,814

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Net Cash Provided by Operating Activities	$3,230	$6,080

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,905)	(2,149)
Ground property and equipment, including technology	(826)	(448)
Purchase of equity investments	(795)	—
Purchase of short-term investments	(868)	(1,480)
Redemption of short-term investments	395	1,436
Other, net	(35)	41
Net cash used in investing activities	(4,034)	(2,600)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(819)	(1,403)
Repurchase of common stock	(1,350)	(2,301)
Cash dividends	(516)	(360)
Fuel card obligation	341	(14)
Proceeds from long-term obligations	2,004	450
Other, net	(140)	(186)
Net cash used in financing activities	(480)	(3,814)

Net Decrease in Cash and Cash Equivalents	(1,284)	(334)
Cash and cash equivalents at beginning of period	2,762	1,972
Cash and cash equivalents at end of period	$1,478	$1,638

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$350
Flight and ground equipment acquired under capital leases	249	55

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results for the entire year.

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

While we believe the adoption will not have a significant effect on earnings, certain revenues that are currently classified in other revenue will be reclassified to passenger revenue. These include baggage fees, administrative charges and other travel-related fees, which may be deemed part of the single performance obligation of providing passenger transportation. We expect that these revenues, which are approximately $2 billion annually, will be reclassified from the current presentation in other revenue to passenger revenue after adoption.

In addition, we expect that the adoption will increase the rate used to account for frequent flyer miles. We currently analyze our standalone sales of mileage credits to other airlines and customers to establish the accounting value for frequent flyer miles. Considering the guidance in the new standard, we expect to change our valuation of a mileage credit to an analysis of the award redemption value. The new valuation will consider the quantitative value a passenger receives by redeeming miles rather than paying cash for an award ticket. We expect this change to significantly increase our frequent flyer liability. The mileage deferral and redemption rates would be approximately the same; therefore, assuming stable volume, we do not expect there would be a significant change in revenue recognized from the program. We continue to evaluate this and the other impacts to the financial statements due to the adoption of the new standard.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018.

We have not completed our assessment, but the adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K. We will adopt this standard effective January 1, 2019.

Statement of Cash Flows. In 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity's statement of cash flows, respectively. These standards are effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt these standards effective January 1, 2018. We do not expect these standards to have a material impact on our Consolidated Statements of Cash Flows.

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. We will adopt this standard effective January 1, 2018.

Our investments in GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), and China Eastern are currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, any amounts in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments would be reclassified to retained earnings. As of September 30, 2017, an unrealized gain of $49 million related to these investments is recorded in AOCI.

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

NOTE 2. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2017	Level 1	Level 2
Cash equivalents	$169	$169	$—
Short-term investments
U.S. government and agency securities	152	142	10
Asset- and mortgage-backed securities	188	—	188
Corporate obligations	519	—	519
Other fixed income securities	101	—	101
Restricted cash equivalents and investments	39	39	—
Long-term investments	399	371	28
Hedge derivatives, net
Fuel hedge contracts	(139)	(31)	(108)
Interest rate contract	(4)	—	(4)
Foreign currency exchange contracts	(22)	—	(22)

(in millions)	December 31, 2016	Level 1	Level 2
Cash equivalents	$2,279	$2,279	$—
Short-term investments
U.S. government and agency securities	112	86	26
Asset- and mortgage-backed securities	68	—	68
Corporate obligations	295	—	295
Other fixed income securities	12	—	12
Restricted cash equivalents and investments	61	61	—
Long-term investments	139	115	24
Hedge derivatives, net
Fuel hedge contracts	(324)	(26)	(298)
Interest rate contract	6	—	6
Foreign currency exchange contracts	27	—	27

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

Long-Term Investments. Our long-term investments that have historically been measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and the parent company of GOL. During the March 2017 quarter, we completed a tender offer for additional shares of Grupo Aeroméxico. With the completion of the tender offer, our investment is accounted for under the equity method and is no longer measured at fair value on a recurring basis. As of September 30, 2017, our long-term investments include our shares in China Eastern and the parent company of GOL. Our investments are valued based on market prices and are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil, diesel fuel and jet fuel, as these commodities are highly correlated with the price of jet fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 21% to 35% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary with the maturity dates of the respective contracts and are based on the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contract. Our interest rate derivative is a swap contract, which is valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at September 30, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

(in millions)	Available-For-Sale
Due in one year or less	$412
Due after one year through three years	491
Due after three years through five years	37
Due after five years	20
Total	$960

Long-Term Investments

We have developed strategic relationships with certain international airlines through equity investments or other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

Equity Method Investments

•
Aeroméxico. During the March 2017 quarter, we completed a $622 million tender offer for additional capital stock of Grupo Aeroméxico. Subsequently, during the September 2017 quarter, we settled for $173 million derivative contracts for additional shares of Grupo Aeroméxico, bringing our non-controlling equity investment in Grupo Aeroméxico to 49%. As a result of these increases in our ownership, we account for the investment under the equity method of accounting and recognize our portion of their results in non-operating expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

•
Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways. We recognize our portion of Virgin Atlantic's financial results in non-operating expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Available-for-Sale Investments

•
GOL. Through our investment in preferred shares of GOL's parent company, we own 9% of GOL's outstanding capital stock. Driven by an improved outlook for the Brazilian economy and the financial performance of the company, GOL's stock price has more than doubled since December 31, 2016 and exceeds the original cost of our investment. This unrealized gain of $50 million is recorded in AOCI.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of September 30, 2017.

•
China Eastern. We have a 3% equity interest in China Eastern. Because the investment agreement with China Eastern restricts our sale or transfer of these shares through the September 2018 quarter, we had previously recorded this investment at cost. As we are now within one year of the lapse of these restrictions, we began accounting for the investment during the September 2017 quarter as available-for-sale with changes in fair value recorded in AOCI.

Cost Method Investments

•
Air France-KLM. Subsequent to the September 2017 quarter, we acquired 10% of the outstanding shares of our joint venture partner, Air France-KLM, for $448 million. Because our investment agreement restricts the sale or transfer of these shares for five years, we will account for this investment at cost. In addition, we are working to develop a combined long-term joint venture with Air France-KLM and Virgin Atlantic.

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

During the three and nine months ended September 30, 2017, we recorded fuel hedge losses of $100 million and $3 million, respectively. During the three and nine months ended September 30, 2016, we recorded fuel hedge losses of $11 million and $326 million, respectively.

Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Condensed Consolidated Statements of Cash Flows.

Hedge Position as of September 30, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedge)	320	U.S. dollars	August 2022	$—	$—	$—	$(4)	$(4)
Foreign currency exchange contracts	29,396	Japanese yen	November 2019	3	1	(17)	(9)	(22)
	563	Canadian dollars	May 2020
Not designated as hedges
Fuel hedge contracts (1)	288	gallons - crude oil, diesel and jet fuel	December 2018	210	3	(335)	(17)	(139)
Total derivative contracts				$213	$4	$(352)	$(30)	$(165)

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

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
September 30, 2017
Net derivative contracts	$1	$—	$(140)	$(26)	$(165)
December 31, 2016
Net derivative contracts	$31	$6	$(326)	$(2)	$(291)

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2017	2016	2017	2016
Three Months Ended September 30,
Foreign currency exchange contracts	$—	$(2)	$(15)	$(2)
Nine Months Ended September 30,
Foreign currency exchange contracts	$11	$34	$(48)	$(147)

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

(in millions)	September 30, 2017	December 31, 2016
Total debt at par value	$8,473	$7,112
Unamortized discount and debt issue cost, net	(97)	(104)
Net carrying amount	$8,376	$7,008

Fair value	$8,700	$7,300

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
Covenants

We were in compliance with the covenants in our financings at September 30, 2017.

NOTE 6. EMPLOYEE BENEFIT PLANS

The following table shows the components of net (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2017	2016	2017	2016
Three Months Ended September 30,
Service cost	$—	$—	$22	$17
Interest cost	213	229	35	37
Expected return on plan assets	(286)	(226)	(17)	(18)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	66	59	8	6
Net (benefit) cost	$(7)	$62	$41	$35

Nine Months Ended September 30,
Service cost	$—	$—	$66	$51
Interest cost	639	687	105	111
Expected return on plan assets	(858)	(678)	(51)	(54)
Amortization of prior service credit	—	—	(21)	(21)
Recognized net actuarial loss	198	177	24	18
Net (benefit) cost	$(21)	$186	$123	$105

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $13.1 billion at September 30, 2017:

(in millions)	Total
Three months ending December 31, 2017	$920
2018	3,480
2019	3,090
2020	2,160
2021	2,090
Thereafter	1,330
Total	$13,070

Our future aircraft purchase commitments included the following aircraft at September 30, 2017:

Aircraft Type	Purchase Commitments
B-737-900ER	46
A321-200	96
A330-900neo	25
A350-900	23
CS100	75
Total	265

During the June 2017 quarter, we entered into agreements with Airbus SE to place an expanded A321-200 order for 40 firm additional aircraft and to defer 10 of our 25 A350-900 aircraft deliveries set for 2019-2020 by two to three years.

The Boeing Company recently filed a petition with the U.S. government alleging Bombardier has agreed to sell aircraft below cost and asking the government to impose duties on all U.S. imports of 100- to 150-seat Large Civil Aircraft from Canada. This includes the CS100 aircraft under our purchase agreement with Bombardier. Although certain preliminary determinations have been issued in favor of Boeing, the government's review of this matter is ongoing, with final decisions expected during 2018. Delta is not a party to the petition, but believes the petition is without merit.

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

Other

During the September 2016 quarter, we announced plans to modernize, upgrade and connect Terminals 2 and 3 at Los Angeles International Airport (“LAX”) over the next seven years. A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders, whose aggregate commitments total $800 million. The credit facility was executed during the September 2017 quarter. We have guaranteed the obligations of the RAIC under the credit facility. Because the RAIC remains in compliance with the terms of its credit facility, we have not recorded a liability on our Consolidated Balance Sheet as of September 30, 2017.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$97	$(19)	$(7,636)
Changes in value (net of tax effect of $4)	—	(23)	76	53
Reclassifications into earnings (net of tax effect of $63)(1)	122	(7)	(8)	107
Balance at September 30, 2017 (net of tax effect of $1,391)	$(7,592)	$67	$49	$(7,476)

Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$140	$(61)	$(7,275)
Changes in value (net of tax effect of $43)	—	(72)	46	(26)
Reclassifications into earnings (net of tax effect of $51)(1)	111	(22)	—	89
Balance at September 30, 2016 (net of tax effect of $1,214)	$(7,243)	$46	$(15)	$(7,212)

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

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as gasoline, diesel and other refined products ("non-jet fuel products"). We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2017 was $910 million and $2.4 billion, respectively, compared to $734 million and $2.0 billion during the three and nine months ended September 30, 2016.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2017
Operating revenue:	$10,931	$1,357			$11,060
Sales to airline segment			$(239)	(1)
Exchanged products			(910)	(2)
Sales of refined products			(79)	(3)
Operating income	1,802	37	—		1,839
Interest expense, net	100	—	—		100
Depreciation and amortization	563	11	—		574
Total assets, end of period	49,992	1,936	—		51,928
Capital expenditures	901	40	—		941

Three Months Ended September 30, 2016
Operating revenue:	$10,473	$971			$10,483
Sales to airline segment			$(173)	(1)
Exchanged products			(734)	(2)
Sales of refined products			(54)	(3)
Operating income (loss)	2,014	(45)	—		1,969
Interest expense, net	94	1	—		95
Depreciation and amortization	464	10	—		474
Total assets, end of period	49,748	1,200	—		50,948
Capital expenditures	652	28	—		680

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2017
Operating revenue:	$30,742	$3,624			$30,999
Sales to airline segment			$(622)	(1)
Exchanged products			(2,399)	(2)
Sales of refined products			(346)	(3)
Operating income	4,834	87	—		4,920
Interest expense, net	297	—	—		297
Depreciation and amortization	1,617	32	—		1,649
Capital expenditures	2,605	126	—		2,731

Nine Months Ended September 30, 2016
Operating revenue:	$30,043	$2,763			$30,181
Sales to airline segment			$(495)	(1)
Exchanged products			(2,005)	(2)
Sales of refined products			(125)	(3)
Operating income (loss)(4)	6,015	(83)	—		5,932
Interest expense, net	293	2	—		295
Depreciation and amortization	1,402	28	—		1,430
Capital expenditures	2,536	61	—		2,597

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(4)	Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk.

NOTE 10. RESTRUCTURING

The following table shows the balances and activity for lease restructuring charges:

(in millions)	Lease Restructuring
Liability as of January 1, 2017	$329
Payments	(63)
Additional expenses and other	(10)
Liability as of September 30, 2017	$256

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income	$1,178	$1,259	$3,005	$3,751

Basic weighted average shares outstanding	716	740	724	758
Dilutive effect of share-based awards	3	4	3	4
Diluted weighted average shares outstanding	719	744	727	762

Basic earnings per share	$1.64	$1.70	$4.15	$4.95
Diluted earnings per share	$1.64	$1.69	$4.13	$4.92

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2017 Quarter Financial Highlights

Our pre-tax income for the September 2017 quarter was $1.8 billion, representing a $95 million decrease compared to the corresponding prior year period resulting from higher salaries and related costs, fuel expense and depreciation expense, partially offset by increased passenger and other revenue.

Revenue

Our revenue increased $577 million, or 5.5%, and passenger revenue per available seat mile ("PRASM") increased 1.9%, including one point of negative impact from Hurricane Irma, on 1.6% higher capacity compared to the September 2016 quarter. Revenue improvement resulted from our commercial initiatives, including differentiated products for our customers, and strong leisure demand and an improving business revenue environment. Other revenue primarily increased from sales of non-jet fuel products to third parties by our oil refinery, consistent with stronger pricing of refined products throughout the oil industry, and growth in our loyalty programs revenue.

Operating Expense

Total operating expense increased $707 million, or 8.3%, and our consolidated operating cost per available seat mile ("CASM") increased 6.6% to 13.14 cents compared to the September 2016 quarter, primarily due to increases in salaries and related costs, fuel expense and depreciation expense.

Salaries and Related Costs. Salaries increased as a result of contractual pay rate increases for pilots and increases for eligible merit, ground and flight attendant employees.

Fuel Expense. The increase in fuel expense primarily resulted from an approximately 14% increase in our fuel purchase cost and a slight increase in consumption. These increases were partially offset by profits generated within our refinery segment in the September 2017 quarter.

Depreciation Expense. The increase in depreciation expense primarily resulted from new aircraft deliveries over the prior year, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, fleet modifications and accelerated depreciation due to the planned retirement of our MD-88 fleet and two B-767-300ER aircraft.

Non-fuel unit costs ("CASM-Ex, including profit sharing," a non-GAAP financial measure) increased 4.8% to 10.05 cents compared to the September 2016 quarter due to increases in salaries and related costs and depreciation expense, discussed above.

The non-GAAP financial measure for CASM-Ex, including profit sharing is defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended September 30, 2017 and 2016

Operating Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Passenger:
Mainline	$7,924	$7,615	$309	4.1%
Regional carriers	1,475	1,456	19	1.3%
Total passenger revenue	9,399	9,071	328	3.6%
Cargo	187	167	20	11.5%
Other	1,474	1,245	229	18.4%
Total operating revenue	$11,060	$10,483	$577	5.5%

Passenger Revenue

		Increase (Decrease) vs. Three Months Ended September 30, 2016
(in millions)	Three Months Ended September 30, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$4,897	6.1%	6.0%	4.5%	0.1%	1.6%	1.3	pts
Regional carriers	1,475	1.3%	(1.1)%	(1.9)%	2.5%	3.3%	0.7	pts
Domestic	6,372	5.0%	4.9%	3.4%	—%	1.5%	1.2	pts
Atlantic	1,727	3.4%	5.7%	0.9%	(2.2)%	2.4%	4.0	pts
Pacific	680	(10.3)%	(9.6)%	(7.5)%	(0.8)%	(3.1)%	(2.1)	pts
Latin America	620	8.6%	3.9%	2.6%	4.4%	5.9%	1.2	pts
Total	$9,399	3.6%	3.4%	1.6%	0.2%	1.9%	1.5	pts

Passenger revenue increased $328 million, or 3.6%, compared to the September 2016 quarter. PRASM increased 1.9% and passenger mile yield increased 0.2% on 1.6% higher capacity. Load factor was 1.5 points higher than the prior year quarter at 86.9%.

Unit revenues of the domestic region increased 1.5%, including one point of negative impact from Hurricane Irma. Revenue improvement resulted from our commercial initiatives, including differentiated products for our customers, and strong leisure demand and an improving business revenue environment.

Passenger revenue related to our international regions increased 0.9% year-over-year primarily due to unit revenue and capacity increases in the Atlantic and Latin America, partially offset by capacity reductions through network optimization to higher yielding markets and the impact of foreign currency fluctuations in the Pacific.

In the Atlantic, unit revenues increased 2.4% due to load factor improvements and an increase in the mix of U.S. point-of-sale tickets, which benefits from the strength of the U.S. dollar, partially offset by lower yields driven by competitive fare environment pressures. Load factor and unit revenue growth was particularly strong to the United Kingdom.

Unit revenue declines in the Pacific compared to the September 2016 quarter primarily resulted from yield declines driven by currency pressure due to the prior year strength of the Japanese yen compared to the U.S. dollar and industry capacity growth in the region, particularly in China. We continue to optimize the Pacific region with a 7.5% reduction in capacity during the September 2017 quarter focused on refining the network to generate incremental value from our Chinese and Korean partnerships.

Unit revenues increased in Latin America principally as a result of unit revenue improvement in the Caribbean, Mexican leisure markets and South America (excluding Brazil). Brazil unit revenues declined in the September 2017 quarter compared to the strong results in the September 2016 quarter from the impact of the 2016 Summer Olympics. We continue to generate incremental value from our partnerships with GOL and Aeroméxico, which provide greater connectivity for our customers in the region. Despite unit revenue improvement in the Caribbean during the quarter, hurricane damage in several markets at the end of the quarter will result in temporary service adjustments going forward.

Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Loyalty programs	$494	$446	$48	10.8%
Administrative fees, club and on-board sales	316	313	3	1.0%
Ancillary businesses and refinery	372	228	144	63.2%
Baggage fees	247	229	18	7.9%
Other	45	29	16	55.2%
Total other revenue	$1,474	$1,245	$229	18.4%

Loyalty programs. We sell mileage credits to credit card companies, hotels and car rental agencies under marketing agreements. We allocate the consideration received from mileage credit sales to the individual products and services bundled with the sale based on their relative selling prices. We defer the travel component as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are redeemed for travel. The revenue allocated to the remaining deliverables (such as lounge access, baggage fee waivers and brand usage) is recorded in other revenue. We recognize the revenue for these services as they are performed.

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

Loyalty program revenue increased during the September 2017 quarter compared to the same period a year ago related to growth in our co-brand credit card partnership with American Express. Additional information about our frequent flyer program accounting policies can be found in Note 1, "Summary of Significant Accounting Policies," in our Form 10-K.

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

Ancillary business and refinery. Ancillary business and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Ancillary business and refinery revenues are not related to the generation of a seat mile. Ancillary business and refinery sales primarily increased due to sales of non-jet fuel products to third parties by our oil refinery, consistent with stronger pricing of refined products throughout the oil industry.

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

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$2,715	$2,463	$252	10.2%
Aircraft fuel and related taxes	1,519	1,422	97	6.8%
Regional carriers expense	1,156	1,119	37	3.3%
Depreciation and amortization	574	474	100	21.1%
Contracted services	561	520	41	7.9%
Aircraft maintenance materials and outside repairs	503	462	41	8.9%
Passenger commissions and other selling expenses	482	466	16	3.4%
Landing fees and other rents	400	399	1	0.3%
Passenger service	315	264	51	19.3%
Profit sharing	314	326	(12)	(3.7)%
Aircraft rent	89	72	17	23.6%
Other	593	527	66	12.5%
Total operating expense	$9,221	$8,514	$707	8.3%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to contractual pay rate increases for pilots and increases for eligible merit, ground and flight attendant employees.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense increased $133 million compared to the prior year quarter due to an increase in the market price per gallon of fuel and a slight increase in consumption, which were partially offset by profits generated within our refinery segment. The table below presents fuel expense including our regional carriers:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Aircraft fuel and related taxes(1)	$1,519	$1,422	$97
Aircraft fuel and related taxes included within regional carriers expense	266	230	36
Total fuel expense	$1,785	$1,652	$133	8.1%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$1,822	$1,585	$237	$1.64	$1.44	$0.20
Airline segment fuel hedge impact	—	22	(22)	—	0.02	(0.02)
Refinery segment impact	(37)	45	(82)	(0.03)	0.04	(0.07)
Total fuel expense	$1,785	$1,652	$133	$1.61	$1.50	$0.11
MTM adjustments and settlements(2)	74	(23)	97	0.07	(0.02)	0.09
Total fuel expense, adjusted	$1,859	$1,629	$230	$1.68	$1.48	$0.20

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense for MTM adjustments and settlements, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from new aircraft deliveries over the prior year, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, fleet modifications and accelerated depreciation due to the planned retirement of our MD-88 fleet and two B-767-300ER aircraft.

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering.

Aircraft Rent. The increase in aircraft rent primarily results from new leased aircraft deliveries over the prior year, including B-737-900ER and A321-200 aircraft.

Other. The increase in other expense primarily relates to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Results of Operations - Nine Months Ended September 30, 2017 and 2016

Operating Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Passenger:
Mainline	$22,027	$21,530	$497	2.3%
Regional carriers	4,291	4,273	18	0.4%
Total passenger revenue	26,318	25,803	515	2.0%
Cargo	530	494	36	7.3%
Other	4,151	3,884	267	6.9%
Total operating revenue	$30,999	$30,181	$818	2.7%

Passenger Revenue

		Increase (Decrease) vs. Nine Months Ended September 30, 2016
(in millions)	Nine Months Ended September 30, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$14,111	4.2%	4.1%	3.1%	0.1%	1.1%	0.8	pts
Regional carriers	4,291	0.4%	(1.6)%	(1.9)%	2.0%	2.3%	0.2	pts
Domestic	18,402	3.3%	3.2%	2.2%	0.1%	1.0%	0.7	pts
Atlantic	4,110	0.2%	4.7%	—%	(4.3)%	0.2%	3.8	pts
Pacific	1,808	(12.1)%	(11.3)%	(9.5)%	(0.9)%	(3.0)%	(1.8)	pts
Latin America	1,998	9.4%	5.5%	2.4%	3.7%	6.8%	2.6	pts
Total	$26,318	2.0%	2.1%	0.6%	(0.1)%	1.4%	1.3	pts

Passenger revenue increased $515 million, or 2.0%, compared to the nine months ended September 30, 2016. PRASM increased 1.4% and passenger mile yield decreased 0.1% on 0.6% higher capacity. Load factor was 1.3 points higher than the prior year period at 85.7%.

Unit revenues of the domestic region increased 1.0%, including the negative impact from Hurricane Irma. The increase resulted from our commercial initiatives, including differentiated products for our customers, and an improving revenue environment, particularly related to business yields.

Passenger revenue related to our international regions decreased 0.8% year-over-year primarily due to reduced capacity and unit revenue declines in the Pacific, partially offset by unit revenue and capacity growth in Latin America.

In the Atlantic, unit revenue was flat on increased traffic, which was nearly offset by lower yields driven by industry capacity growth, primarily from non-alliance carriers. We continue to leverage our partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris and we continue to shift the mix of ticket sales toward more U.S. point-of-sale.

Unit revenue declines in the Pacific compared to the nine months ended September 30, 2016 primarily resulted from yield and load factor declines driven by industry capacity growth in the region. We continue to optimize the Pacific region with a 9.5% reduction in capacity during the nine months ended September 30, 2017, focused on refining the network to generate incremental value from our Chinese and Korean partnerships. During the June 2017 quarter, we reached an agreement to create a trans-Pacific joint venture with Korean Air, offering an enhanced and expanded network, industry-leading products and service and a seamless customer experience between the U.S. and Asia. In addition, we launched nonstop service between Atlanta and Seoul during the period.

Unit revenues increased in Latin America principally as a result of unit revenue improvement in Brazil compared to the same period a year ago, related to both improved traffic and higher fares. This improvement was driven by the strengthening of the Brazilian real against the U.S. dollar and additional connectivity for our customers provided by our partnership with GOL. Increased leisure traffic to Mexico and the Caribbean, and the incremental value provided by our partnership with Aeroméxico also contributed to the Latin America unit revenue improvement. Despite unit revenue improvement in the Caribbean, hurricane damage in several markets at the end of the period will result in temporary service adjustments going forward.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Loyalty programs	$1,442	$1,319	$123	9.3%
Administrative fees, club and on-board sales	958	943	15	1.6%
Ancillary businesses and refinery	922	804	118	14.7%
Baggage fees	688	668	20	3.0%
Other	141	150	(9)	(6.0)%
Total other revenue	$4,151	$3,884	$267	6.9%

Loyalty programs. We sell mileage credits to credit card companies, hotels and car rental agencies under marketing agreements. We allocate the consideration received from mileage credit sales to the individual products and services bundled with the sale based on their relative selling prices. We defer the travel component as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are redeemed for travel. The revenue allocated to the remaining deliverables (such as lounge access, baggage fee waivers and brand usage) is recorded in other revenue. We recognize the revenue for these services as they are performed.

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

Loyalty program revenue increased during the nine months ended September 30, 2017 compared to the same period a year ago related to growth in our co-brand credit card partnership with American Express. Additional information about our frequent flyer program accounting policies can be found in Note 1, "Summary of Significant Accounting Policies," in our Form 10-K.

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

Ancillary business and refinery. Ancillary business and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Ancillary business and refinery revenues are not related to the generation of a seat mile. Ancillary business and refinery sales primarily increased due to sales of non-jet fuel products to third parties by our oil refinery, consistent with stronger pricing of refined products throughout the oil industry.

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

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$7,804	$7,165	$639	8.9%
Aircraft fuel and related taxes	4,207	3,877	330	8.5%
Regional carriers expense	3,347	3,221	126	3.9%
Depreciation and amortization	1,649	1,430	219	15.3%
Contracted services	1,627	1,480	147	9.9%
Aircraft maintenance materials and outside repairs	1,496	1,357	139	10.2%
Passenger commissions and other selling expenses	1,344	1,291	53	4.1%
Landing fees and other rents	1,144	1,123	21	1.9%
Passenger service	806	674	132	19.6%
Profit sharing	803	922	(119)	(12.9)%
Aircraft rent	259	204	55	27.0%
Other	1,593	1,505	88	5.8%
Total operating expense	$26,079	$24,249	$1,830	7.5%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to contractual pay rate increases for pilots and increases for eligible merit, ground and flight attendant employees.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense increased $461 million compared to the prior year due to an increase in the market price per gallon of fuel, partially offset by reduced fuel hedge losses compared to the prior year period and profits generated within our refinery segment. The table below presents fuel expense including our regional carriers:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Aircraft fuel and related taxes(1)	$4,207	$3,877	$330
Aircraft fuel and related taxes included within regional carriers expense	747	616	131
Total fuel expense	$4,954	$4,493	$461	10.3%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$5,029	$4,118	$911	$1.64	$1.34	$0.30
Airline segment fuel hedge impact(2)	12	292	(280)	—	0.09	(0.09)
Refinery segment impact(2)	(87)	83	(170)	(0.03)	0.03	(0.06)
Total fuel expense	$4,954	$4,493	$461	$1.61	$1.46	$0.15
MTM adjustments and settlements(3)	210	439	(229)	0.07	0.14	(0.07)
Total fuel expense, adjusted	$5,164	$4,932	$232	$1.68	$1.60	$0.08

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Depreciation and Amortization. The increase in depreciation and amortization primarily results from new aircraft deliveries over the prior year, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, fleet modifications and accelerated depreciation due to the planned retirement of our MD-88 fleet and two B-767-300ER aircraft.

Contracted Services. The increase in contracted services expense predominantly relates to additional contract labor expenses associated with a higher volume of cargo activity, contractual rate increases and investments to improve the customer experience.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations and costs associated with maintenance sales to third parties by our MRO business. The increase in aircraft maintenance materials and outside repairs expense primarily relates to an increase in maintenance activity in order to enhance service reliability of certain aircraft.

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering.

Aircraft Rent. The increase in aircraft rent primarily results from new leased aircraft deliveries over the prior year, including B-737-900ER and A321-200 aircraft.

Non-Operating Results	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Interest expense, net	$(100)	$(95)	$(5)	$(297)	$(295)	$(2)
Miscellaneous, net	66	26	40	(12)	47	(59)
Total non-operating expense, net	$(34)	$(69)	$35	$(309)	$(248)	$(61)

At December 31, 2016, the principal amount of debt and capital leases was $7.4 billion. During the nine months ended September 30, 2017, we issued $2.0 billion of unsecured notes. As a result of the debt issuance, the principal amount of debt and capital leases increased to $8.9 billion at September 30, 2017.

In the three months ended September 30, 2017, miscellaneous, net is favorable primarily due to foreign currency gains compared to losses in the three months ended September 30, 2016 and our proportionate share of gains from our equity investment in Aeroméxico.

In the nine months ended September 30, 2017, miscellaneous, net is unfavorable primarily due to our proportionate share of losses from our equity investment in Virgin Atlantic compared to gains in the nine months ended September 30, 2016 and our proportionate share of losses from our equity investment in Aeroméxico. These losses were partially offset by foreign currency gains compared to losses in the nine months ended September 30, 2016.

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

The refinery recorded operating revenues of $1.4 billion and $3.6 billion in the three and nine months ended September 30, 2017, respectively, compared to $1.0 billion and $2.8 billion in the three and nine months ended September 30, 2016, respectively. Operating revenues in the three and nine months ended September 30, 2017 were composed of $910 million and $2.4 billion, respectively, of non-jet fuel products exchanged with third parties to procure jet fuel, $239 million and $622 million, respectively, of sales of jet fuel to the airline segment and $79 million and $346 million, respectively, of sales of refined products. Refinery revenues increased compared to the prior year due to stronger pricing of refined products throughout the oil industry.

The refinery recorded profits of $37 million and $87 million in the three and nine months ended September 30, 2017, respectively, compared to losses of $45 million and $83 million in the three and nine months ended September 30, 2016, respectively. The refinery's profit in the current period was primarily due to increased product cracks.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The refinery, operated by Monroe, purchases the majority of its RINs requirement in the secondary market. We recognized $54 million and $48 million of expense related to the RINs requirement in the September 2017 and 2016 quarters, respectively, and $116 million and $130 million for the nine months ended September 30, 2017 and 2016, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended September 30,				Nine Months Ended September 30,
Consolidated(1)	2017		2016		2017		2016
Revenue passenger miles (in millions)	61,006		58,973		166,533		163,113
Available seat miles (in millions)	70,167		69,028		194,265		193,152
Passenger mile yield	15.41	¢	15.38	¢	15.80	¢	15.82	¢
PRASM	13.40	¢	13.14	¢	13.55	¢	13.36	¢
TRASM(2)	15.76	¢	15.19	¢	15.96	¢	15.63	¢
TRASM, adjusted(3)	15.58	¢	15.17	¢	15.82	¢	15.55	¢
CASM	13.14	¢	12.33	¢	13.42	¢	12.55	¢
CASM-Ex, including profit sharing(3)	10.05	¢	9.58	¢	10.37	¢	9.79	¢
Passenger load factor	86.9%		85.4%		85.7%		84.4%
Fuel gallons consumed (in millions)	1,108		1,099		3,073		3,075
Average price per fuel gallon(4)	$1.61		$1.50		$1.61		$1.46
Average price per fuel gallon, adjusted(4)(5)	$1.68		$1.48		$1.68		$1.60

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Total revenue per available seat mile ("TRASM").

(3)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(4)	Includes the impact of fuel hedge activity and refinery segment results.

(5)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and nine months ended September 30, 2017 and 2016.

Fleet Information

Our operating aircraft fleet and commitments at September 30, 2017 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	13	75	91	16.1	—	—
B-737-700	10	—	—	10	8.7	—	—
B-737-800	73	4	—	77	16.1	—	—
B-737-900ER	50	—	34	84	2.2	46	—
B-747-400	4	3	—	7	26.3	—	—
B-757-200	87	12	3	102	20.3	—	—
B-757-300	16	—	—	16	14.6	—	—
B-767-300	3	—	—	3	22.3	—	—
B-767-300ER	54	4	—	58	21.5	—	—
B-767-400ER	21	—	—	21	16.8	—	—
B-777-200ER	8	—	—	8	17.8	—	—
B-777-200LR	10	—	—	10	8.5	—	—
A319-100	55	—	2	57	15.6	—	—
A320-200	58	3	4	65	22.3	—	—
A321-200(2)	9	—	17	26	0.8	96	—
A330-200	11	—	—	11	12.5	—	—
A330-300	28	—	3	31	8.7	—	—
A330-900neo	—	—	—	—	—	25	—
A350-900	2	—	—	2	0.2	23	—
CS100	—	—	—	—	—	75	50
MD-88	94	19	—	113	27.3	—	—
MD-90	65	—	—	65	20.6	—	—
Total	661	58	138	857	17.0	265	50

(1)	Excludes certain aircraft we own or lease, which are operated by regional carriers on our behalf and are shown in the table below.

(2)	Airbus has the option to confirm delivery commitments for five additional A321-200 aircraft.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at September 30, 2017:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	58	—	81	—	—	139
ExpressJet Airlines, Inc.(2)	6	33	28	—	—	67
SkyWest Airlines, Inc.	74	27	36	—	18	155
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	20	16	36
GoJet Airlines, LLC	—	22	7	—	—	29
Total	138	82	152	20	70	462

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	During the September 2017 quarter, we and ExpressJet, Inc. agreed to early terminate our relationship by the end of 2018.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2017, we had $4.9 billion in unrestricted liquidity, consisting of $2.4 billion in cash and cash equivalents and short-term investments and $2.5 billion in undrawn revolving credit facilities. During the nine months ended September 30, 2017, we used existing cash, cash generated from advance ticket sales and proceeds from a debt offering to fund capital expenditures of $2.7 billion, purchase shares of Grupo Aeroméxico for $795 million, return $1.9 billion to shareholders and contribute $3.2 billion to fund our pension obligation, while maintaining a sufficient liquidity position.

Sources of Liquidity
Operating Activities

Cash flows from operating activities provide our primary source of liquidity. We generated positive cash flows from operations of $3.2 billion and $6.1 billion in the nine months ended September 30, 2017 and 2016, respectively. We had lower operating cash flows during the first nine months of 2017 compared to the prior year primarily due to incremental pension plan contributions partially funded through $2.0 billion of debt issuance.

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

Fuel. Including our regional carriers, fuel expense represented approximately 19% of our total operating expenses for the nine months ended September 30, 2017. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

Pension Contributions. Using the net proceeds from the $2.0 billion debt issuance and existing cash, we contributed $3.2 billion to our qualified defined benefit pension plans during the first half of 2017. We also contributed shares of our common stock from treasury with a value of $350 million during the March 2017 quarter. As a result, we satisfied, on an accelerated basis, the 2017 required contributions for our defined benefit plans, and contributed more than $3.0 billion above the minimum funding requirements. During the first half of 2016, we contributed $1.3 billion to our qualified defined benefit pension plans.

Profit Sharing. Through September 30, 2017, our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, ("profit") we will pay a specified portion of that profit to eligible employees. The profit sharing formula pays 10% of profit and, if we exceed our prior year profit, the program will pay 20% of the year-over-year increase in profit to eligible employees. The profit sharing program for pilots (the "pilot program") pays 10% for the first $2.5 billion of profit and 20% of profit above $2.5 billion. During the nine months ended September 30, 2017, we accrued $803 million in profit sharing expense based on the year-to-date performance and current expectations for 2017 profit.

Effective October 1, 2017, we changed our profit sharing formula to align all employees under a single program. Going forward, all eligible employees will be paid profit sharing under the same terms as the pilot program discussed above.

We paid $1.1 billion in profit sharing in February 2017 related to our 2016 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $2.7 billion and $2.6 billion for the nine months ended September 30, 2017 and 2016, respectively. Our capital expenditures during the nine months ended September 30, 2017 were primarily related to the purchases of nine B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, two A321-200, two A330-300 and two A350-900 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our expected 2017 investments of $3.5 billion to $4.0 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A350-900s and A330-300s, along with advance deposit payments for these and our A330-900neo and CS100 orders, as well as (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Equity Investments. During the March 2017 quarter, we completed a $622 million tender offer for additional capital stock of Grupo Aeroméxico, increasing our ownership percentage to 36%. During the September 2017 quarter, we executed derivative contracts for additional shares of Grupo Aeroméxico representing 13% of its shares for $173 million, bringing our total ownership to 49%.

Subsequent to the September 2017 quarter, we acquired shares of Air France-KLM for $448 million, which provides us with a 10% ownership stake.

LAX Redevelopment. During the September 2016 quarter, we executed a modified lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. We will design and manage the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation activities were completed during the June 2017 quarter. Subject to required approvals, we have an option to expand the project, which could cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing, arrival hall and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the RAIC, a California public benefit corporation, using a revolving credit facility provided by a group of lenders, whose aggregate commitments total $800 million. The credit facility was executed during the September 2017 quarter. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. We have guaranteed the obligations of the RAIC under the credit facility.

LGA Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (the “Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating, as well as 30 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during the September 2017 quarter, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities; (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure; (3) be responsible for all operations and maintenance during the term of the lease; and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our costs for the project to be approximately $3.3 billion and we bear the risks of project construction, including if the project’s actual costs exceed the projected costs.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $8.9 billion at September 30, 2017. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.4 billion.

During the March 2017 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes, consisting of $1.0 billion of 2.875% Notes due 2020 and $1.0 billion of 3.625% Notes due 2022. As discussed above, we used the net proceeds from this issuance to make a cash contribution to our qualified defined benefit pension plans.

During the September 2017 quarter, we received an update to our credit rating from Standard & Poor's to an investment-grade rating of BBB-. We now have investment-grade ratings from all three major credit rating agencies.

At September 30, 2017, our corporate ratings were:

Rating Agency	Current Rating	Outlook
Fitch	BBB-	Stable
Moody's	Baa3	Stable
Standard & Poor's	BBB-	Stable

Capital Return to Shareholders. During the nine months ended September 30, 2017, we repurchased and retired 27.4 million shares of our common stock at a cost of $1.4 billion, completing our May 2015 Program. Details of this program and our May 2017 Program are summarized below:

(in millions, except average repurchase price)	Share Repurchase Authorization	Average Repurchase Price	Expiration Date	Authorization Remaining
May 2015 Program	$5,000	$45.32	December 31, 2017	$—
May 2017 Program	$5,000	$—	December 31, 2020	$5,000

In the September 2017 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.305 per share.

Fuel Hedge Restructuring. During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. During the nine months ended September 30, 2017, we reported $20 million in cash receipts and $193 million in cash payments associated with these transactions in other, net in the financing activities section of the Condensed Consolidated Statements of Cash Flows. For additional information regarding these deferral transactions, see Note 4 to the Notes to the Condensed Consolidated Financial Statements.

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

Covenants

We were in compliance with the covenants in our financings at September 30, 2017.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
TRASM	15.76	¢	15.19	¢	15.96	¢	15.63	¢
Adjusted for:
Third-party refinery sales	(0.18)		(0.02)		(0.14)		(0.08)
TRASM, adjusted	15.58	¢	15.17	¢	15.82	¢	15.55	¢

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CASM	13.14 ¢	12.33 ¢	13.42 ¢	12.55 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.54)	(2.39)	(2.55)	(2.33)
Other expenses	(0.55)	(0.36)	(0.50)	(0.43)
CASM-Ex, including profit sharing	10.05 ¢	9.58 ¢	10.37 ¢	9.79 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2017 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, during the three months ended September 30, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2017, we implemented a new payroll system for U.S. employees which resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting as of the end of 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2017 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 13, 2015 and completed in September 2017. Our new $5 billion share repurchase program was publicly announced on May 11, 2017 (the "2017 Repurchase Program") and will terminate no later than December 31, 2020. Some purchases made in the September 2017 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
July 2017	1,903,484	$53.01	1,903,484	$5,450
August 2017	5,080,836	$48.98	5,080,836	$5,200
September 2017	4,229,768	$47.85	4,229,768	$5,000
Total	11,214,088		11,214,088

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017

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
October 11, 2017