Form 10-K
period 2017-12-31
DELTA AIR LINES INC /DE/
filed 2018-02-23
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company			☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $38.9 billion.
On January 31, 2018, there were outstanding 706,913,358 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

A LETTER FROM OUR CEO TO OUR SHAREHOLDERS

Dear Delta shareholder:

Delta Air Lines had a strong year on many fronts in 2017, delivering solid results for our employees, customers and owners, while also making significant investments in Delta’s future. We generated more than $5 billion in pre-tax income for the third consecutive year despite a number of challenges, including major weather events and a 12-hour power outage at our Atlanta hub. Through it all, Delta people provided our customers the very best service in the industry - showing that they are our greatest asset.

Our top financial priority in 2017 was to return the business to unit revenue growth. We took a number of actions to drive this result, including capping our capacity growth at 1% for the year. We also made investments in our product and people that are contributing to higher net promoter scores, demonstrating better customer satisfaction and a sustainable revenue premium. We enter 2018 with the best revenue momentum in years. Domestic demand and yields remain robust and global economies are rebounding, allowing us to resume growth in our international business.

Limiting our capacity growth helped produce revenue momentum, but it also created heightened pressure on our unit costs.   Costs were further pressured by product investments, weather and accelerated depreciation on aircraft exiting our fleet. These impacts combined for unsustainable unit cost growth in 2017, and we are determined to change this trajectory in 2018. Our 2018 fleet additions are set to deliver some of the greatest efficiency gains in Delta’s history. In addition, we have started a company-wide project to drive productivity by better leveraging our scale and rethinking the way we do business.

In recent years, we have invested more than $2 billion in partnerships with some of the finest airlines in the world. These strong relationships allow us to offer more choices to our customers and expand globally in a more capital efficient way. In 2017 alone, we acquired a 10% stake in Air France-KLM, acquired a 49% stake in Grupo Aeroméxico and announced plans for joint ventures with Korean Air and WestJet. With these investments made, we have built the foundation to produce hundreds of millions of dollars in benefits in the coming years from serving some of the largest and fastest growing markets in the world.

As we look to 2018 and beyond, our focus is on delivering sustainable financial results by leveraging our five key competitive differentiators:

Our People and Culture - Our culture is the foundation of every decision we make at Delta and the key to every other competitive advantage that we have built. Ensuring that the incentives of our people are aligned with those of our customers and shareholders is vital to our success, which is why we are proud to offer our people one of the most generous profit-sharing programs of any company. Since we started our profit sharing program in 2007, it has paid out more than $6 billion, including at least $1 billion for each of the past four years. Our culture is also one of giving back to the communities we serve - in 2017 we contributed over $40 million as part of our annual commitment to give 1 percent of net income to key charitable organizations.

Our Industry-Leading Operational Reliability - We are constantly focused on ways to run a better, more reliable, customer-focused airline. We have made significant investments in our business and currently run the best operation in the global industry - in 2017 we ran 242 days without cancelling any mainline flights, including 90 days with no system cancellations on the entire Delta platform - a 10% increase from 2016. These results led to Delta’s recognition by FlightGlobal as the most on-time global airline - the first time a U.S. airline has earned this award.

Our Network - Our domestic network combines a focus on the most desirable markets with a balanced footprint between East and West coasts, and is optimally structured to capture premium revenue. Delta holds approximately 60% share in our four interior hubs (Atlanta, Minneapolis, Detroit and Salt Lake City), allowing us to take advantage of scale economies. We have also streamlined our international network with a focus on major and developing markets around the world through global partnerships. We are achieving many of the benefits of cross-border cooperation for our customers and our owners, with strong alliances in Europe, Latin America, Asia, Australia and Canada.

Our Customer Loyalty and Brand - During 2017, we achieved record customer satisfaction levels, with higher net promoter scores in every region and a 2-point improvement overall, including an all-time high in November 2017. We will continue to build on this success, with more than $12 billion of airport facility projects planned in the next decade. We are offering more customer choice through Branded Fares, including First Class upsell, Comfort+, Preferred Seats and Basic Economy, which combined generated nearly $2 billion of revenue in 2017. We are also growing our relationship with American Express - our co-brand partnership contributed $3 billion in 2017, which we expect to grow to $4 billion by 2021.

Our Investment Grade Balance Sheet - Since 2009, we have reduced the principal amount of our debt by more than $9 billion, which has lowered our annual interest expense by approximately $900 million and resulted in an investment grade credit rating from all three agencies. In addition, our pension funded status is at its highest level since the merger. Our long-term goal is to generate $8 - $9 billion in operating cash flow and $4 - $5 billion of free cash flow annually, which will be used to further pay down debt and continue to return cash to shareholders. In 2017, we returned $2.4 billion to shareholders through dividends and share repurchases and announced our fourth 50% dividend increase in as many years. Since 2013, we have returned nearly $10 billion to shareholders and have reduced our outstanding shares by 18%.

We are approaching the 10-year anniversary of the Delta-Northwest merger, and the transformation of our company and the airline industry over that decade has been unprecedented. We are financially stronger, consistently delivering and investing in a high-quality experience for our customers, and sharing our success with our people. We love our “Keep Climbing” tagline because it reminds us not only of the hard work it has taken to achieve our current success, but also that our greatest days are ahead of us.

Edward H. Bastian
Chief Executive Officer

February 23, 2018

Unless otherwise indicated, the terms "Delta," "we," "us," and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K, including in the letter to shareholders included in the front of this Form 10-K, (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Risk Factors Relating to Delta" and "Risk Factors Relating to the Airline Industry" in "Item 1A. Risk Factors" of this Form 10-K, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

International Alliances

Our international alliance relationships with foreign carriers are an important part of our business as they improve our access to international markets and enable us to market globally integrated air transportation services. The most significant of these arrangements are commercial joint ventures that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. Our alliance arrangements also include reciprocal codesharing and reciprocal frequent flyer program participation and airport lounge access arrangements. These alliance relationships also may present opportunities in other areas, such as airport ground handling arrangements, aircraft maintenance insourcing and joint procurement.

Joint Venture Agreements. We currently operate four joint ventures with foreign carriers and have entered into an agreement to form a fifth. These arrangements, for which we have received antitrust immunity from the U.S. Department of Transportation ("DOT"), provide for joint commercial cooperation with our partners within the geographic scope of those arrangements, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network planning and scheduling and other coordinated activities with respect to the parties' operations on joint venture routes. Our commercial joint ventures are:

•	A transatlantic joint venture with Air France and KLM, both of which are subsidiaries of the same holding company, and Alitalia.

•
A joint venture with Virgin Atlantic Airways with respect to operations on non-stop routes between the United Kingdom and North America. In addition to the joint venture, we own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways.

•
A joint venture with Aeroméxico with respect to trans-border operations on flights between the U.S. and Mexico. In addition to the joint venture, we acquired a non-controlling 49% equity stake in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico. In addition, we and Aeroméxico have established a joint venture relating to an airframe maintenance, repair and overhaul operation located in Queretaro, Mexico.

•	A joint venture with Virgin Australia Airlines and its affiliated carriers with respect to operations on transpacific routes between North America and Australia/New Zealand.

•
In 2017, we entered into a joint venture with Korean Air Lines with respect to operations on transpacific routes between the United States and certain countries in Asia. We have not yet implemented this joint venture as it remains subject to receipt of required regulatory approvals in Korea.

Enhanced Commercial Agreements with Foreign Carriers. We have a strategic equity investment in GOL Linhas Aéreas Inteligentes, S.A., the parent company of Gol Linhas Aéreas (a Brazilian air carrier), and an exclusive commercial cooperation relationship with GOL, which includes reciprocal codesharing and frequent flyer program participation, airport lounge access arrangements and joint sales cooperation.

We also own shares of China Eastern and entered into a joint marketing agreement with China Eastern in 2015 to expand our commercial cooperation and better connect the networks of the two airlines.

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

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities. These arrangements enable us to better match capacity with demand in these markets. Approximately 16% of our passenger revenue in 2017 was related to flying by these regional air carriers.

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

Frequent Flyer Program

Our SkyMiles® frequent flyer program ("SkyMiles program") is designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on Delta. The SkyMiles program allows program members to earn mileage credit for travel awards by flying on Delta, its regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels and car rental agencies. In addition, individuals may purchase mileage credits. Miles do not expire, but are subject to the program rules. We reserve the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

SkyMiles program mileage credits can be redeemed for air travel on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other program participant awards. Mileage credits are subject to certain transfer restrictions and travel awards on partner airlines are subject to capacity-controlled seating. We offer last-seat availability for travel awards on our own flights (including most Delta Connection flights). In 2017, program members redeemed more than 345 billion miles in the SkyMiles program for 14.9 million award redemptions. During this period, 7.9% of revenue miles flown on Delta were from award travel.

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs.

Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2017	4,032	$6,756	$1.68	19.2%
2016	4,016	$5,985	$1.49	18.3%
2015	3,988	$7,579	$1.90	23.0%

(1)	Includes the operations of our regional carriers operating under capacity purchase agreements.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

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

Refinery Operations. The facility is capable of refining approximately 200,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined products ("non-jet fuel products"). Monroe sources domestic and foreign crude oil supply from a variety of providers.

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

Fuel Hedging Program

We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of fuel as fuel prices are subject to potential volatility. We may utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. In addition, we enter into derivatives with third parties to hedge financial risk related to Monroe’s refining margins.

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

Other Businesses

Cargo

Through our global network, our cargo operations are able to connect the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance, whose other members are Aeroflot, Aerolíneas Argentinas, Aeroméxico Cargo, Air France-KLM Cargo, Alitalia Cargo, China Airlines Cargo, China Cargo Airlines, China Southern Cargo, Czech Airlines Cargo and Korean Air Cargo. SkyTeam Cargo offers a global network spanning six continents.

Ancillary Businesses

We have several other businesses arising from our airline operations, including aircraft maintenance, repair and overhaul ("MRO"), staffing and other services, vacation wholesale operations and our private jet operations. In 2017, the total revenue from these businesses was approximately $1 billion.

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

Distribution and Expanded Product Offerings

Our tickets are sold through various distribution channels, including: (1) digital channels, such as delta.com and mobile applications/web, (2) telephone reservations, (3) online travel agencies and (4) traditional "brick and mortar" and other agencies. We make fare and product information widely available across those channels, ensuring customers always receive the best information and service options. An increasing number of our tickets are sold through Delta digital direct channels, driving more direct, personalized interactions with our customers and reducing distribution costs.

We have transformed distribution to a more retail oriented, merchandised approach by introducing well-defined and differentiated products for our customers. We offer distinct travel experiences with clear value propositions that enable customer choice. Delta OneTM, Delta Premium Select, First Class and Delta Comfort+TM include varying premium amenities and services while Main Cabin and Basic Economy allow varying levels of pre-travel flexibility as well as exceptional service once onboard the aircraft. We expect that these merchandising initiatives as implemented across all of Delta's distribution channels will allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction. This merchandising effort is most effective in Delta's digital channels where customers can compare all product options in a single, easy to understand display.

Technology Transformation

Significant progress was made in 2017 in the transformation of our information technology function to improve operational reliability and enhance disaster recovery capabilities. Most significantly, we opened a new data center to provide redundancy for our key systems and continue the enhancement of that facility. We also reduced the risk of technology system failures to our operations through additional disaster recovery processes and heightened emphasis on our information security program including through the hiring of an experienced information security professional as our Chief Information Security Officer.

We are engaged in a digital transformation by continuing to invest in technology that supports our operations and provides tools for our employees, with our long term goal to convert our technology into a competitive advantage. These investments include improvements to infrastructure and technology architecture to unify and improve access to data sources and continue innovations in customer facing applications. This digital transformation will enhance interactions with our customers and allow us to deliver more personalized service, further enhancing the customer experience and strengthening our brand and competitive position.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and frequent flyer programs. The industry has evolved through mergers and new entry, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry, the rise of well-funded government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and more competitive cost structures.

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

International

Our international operations are subject to competition from both foreign and domestic carriers. Competition is increasing from government-owned and -funded carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft on order and are increasing service to the U.S. These carriers are government-subsidized, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including SkyTeam, the Star Alliance (among United Airlines, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have enhanced competition in international markets.

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

The DOT has jurisdiction over certain economic and consumer protection matters, such as unfair or deceptive practices and methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The DOT also has authority to review certain joint venture agreements between domestic and international carriers and engages in regulation of economic matters such as slot transactions. The FAA has primary responsibility for matters relating to the safety of air carrier flight operations, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance and other matters affecting air safety.

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

Emissions. Greenhouse gas emissions by the aviation industry and their impact on climate change have become a particular focus in the international community and within the U.S. For several years, the European Union has required its member states to implement regulations to include aviation in its Emissions Trading Scheme ("ETS"). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The ETS was amended to apply only to flights within the European Economic Area from 2013 through 2016. In 2017, the EU extended the exemption for foreign flights through 2023 given the International Civil Aviation Organization’s ("ICAO") adoption of a global market-based program.

In October 2016, ICAO formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation. This program is designed to achieve a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2020. A pilot phase of the offset program will begin in 2021, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, but participation in the second phase is mandatory. In 2016, ICAO also adopted new aircraft certification standards to reduce carbon dioxide (CO2) emissions from aircraft. The new aircraft certification standards will apply to new aircraft types in 2020 and to new in-production aircraft starting in 2023 but no later than 2028. It is important to note that the standards will not apply to existing in-service aircraft. However, exemption from the certification requirement would provide no protection from taxation schemes based on CO2 emissions.

In July 2016, the U.S. Environmental Protection Agency ("EPA") issued a final finding under the Clean Air Act that greenhouse gases threaten the public health and welfare, and further determined that aircraft cause or contribute to greenhouse gases. The endangerment finding does not establish standards, but triggers an obligation for the EPA to regulate greenhouse gas emissions from aircraft. The EPA has historically implemented air emissions control standards adopted by ICAO; therefore, the ICAO aircraft engine certification standards are expected to influence the development of any EPA greenhouse gas emission standards for aircraft.

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

We seek to minimize the impact of greenhouse gas emissions from our operations through reductions in our fuel consumption and other efforts, and have realized reductions in our greenhouse gas emission levels since 2005. We have reduced the fuel needs of our aircraft fleet through the retirement of older, less fuel efficient aircraft and replacement with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.

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

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the "CRAF Program"), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period ending September 30, 2018. The CRAF Program has only been activated twice since it was created in 1951.
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

Collective Bargaining

As of December 31, 2017, we had approximately 87,000 full-time equivalent employees, approximately 19% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	13,234	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	420	PAFCA	March 31, 2018
Endeavor Air Pilots	1,805	ALPA	January 1, 2024
Endeavor Air Flight Attendants	1,160	AFA	December 31, 2018
Endeavor Air Dispatchers	55	PAFCA	December 31, 2018

In addition, 192 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Edward H. Bastian, Age 60: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer of Acuity Brands (June 2005 - July 2005); Senior Vice President - Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Peter W. Carter, Age 54: Executive Vice President - Chief Legal Officer of Delta since July 2015; Partner of Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Glen W. Hauenstein, Age 57: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President - Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director - Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President- Network of Continental Airlines (2003); Senior Vice President - Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Paul A. Jacobson, Age 46: Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer of Delta (December 2007 - March 2012); Vice President and Treasurer of Delta (August 2005 - December 2007).

Rahul Samant, Age 51: Executive Vice President - Chief Information Officer of Delta since January 2018; Senior Vice President and Chief Information Officer of Delta (February 2016 - December 2017); Senior Vice President and Chief Digital Officer of American International Group, Inc. (January 2015 - February 2016); Senior Vice President and Global Head, Application Development and Management of American International Group, Inc. (September 2012 - December 2014); Managing Director of Bank of America (1999 - September 2012).

Steven M. Sear, Age 52: President, International and Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines (June 2005 - October 2008).

Joanne D. Smith, Age 59: Executive Vice President and Chief Human Resources Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

W. Gil West, Age 57: Senior Executive Vice President and Chief Operating Officer of Delta since February 2016; Executive Vice President and Chief Operating Officer of Delta (March 2014 - February 2016); Senior Vice President - Airport Customer Service and Technical Operations of Delta (February 2012 - February 2014); Senior Vice President - Airport Customer Service of Delta (March 2008 - January 2012); President and Chief Executive Officer of Laidlaw Transit Services (2006 - 2007).

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
Our operating results are significantly impacted by changes in the price of aircraft fuel. Over the last decade, fuel prices have increased substantially at times and have been highly volatile during the last several years. In 2017, our average fuel price per gallon, including the impact of fuel hedges, was $1.68, a 12.8% increase from our average fuel price in 2016. In 2016, our average fuel price per gallon was $1.49, a 21.6% decrease from our average fuel price in 2015. In 2015, our average fuel price per gallon was $1.90, a 45.2% decrease from our average fuel price in 2014. Fuel costs represented 19.2%, 18.3% and 23.0% of our operating expense in 2017, 2016 and 2015, respectively.
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

We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of fuel as fuel prices are subject to potential volatility. We may utilize different contract and commodity types in this program and test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. Our hedging program may not be successful in providing price protection due to market conditions and the choice of hedging instruments. In addition, we record mark-to-market adjustments ("MTM adjustments") on our fuel hedges. MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Losses from rebalancing or MTM adjustments (or both) may have a negative impact on our financial results.

Our fuel hedge contracts may contain margin funding requirements, which require us to post margin to counterparties or cause counterparties to post margin to us as market prices in the underlying hedged items change. If fuel prices decrease significantly from the levels existing at the time we enter into fuel hedge contracts, we may be required to post a significant amount of margin, which could have a material impact on the level of our unrestricted cash and cash equivalents and short-term investments.
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

An important part of our strategy to expand our global network has been to make significant investments in airlines in other parts of the world and expand our commercial relationships with these carriers. We expect to continue exploring ways to expand our relationships with other carriers as part of our global business strategy. These investments and relationships involve significant challenges and risks, including that we may not realize a satisfactory return on our investment, that they may distract management from our operations or that they may not generate the expected revenue synergies. These events could have a material adverse effect on our operating results or financial condition.

In addition, we are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods. To the extent that the operations of any of these carriers are disrupted over an extended period of time or their actions subject us to the consequences of failure to comply with laws and regulations, our results of operations may be adversely affected. We also may be subject to consequences from any improper behavior of joint venture partners, including for failure to comply with anti-corruption laws such as the United States Foreign Corrupt Practices Act.

We are at risk of losses and adverse publicity stemming from a serious accident involving our aircraft or aircraft of our airline partners.
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

Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information, including through fraud or other means of deception. Hardware or software we develop or acquire may contain defects that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and regular attacks, we regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. However, the constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers', employees' or business partners' information or failure to comply with regulatory or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business.
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

Failure of our technology to perform effectively could have an adverse effect on our business.

We are dependent on technology initiatives to provide customer service and operational effectiveness in order to compete in the current business environment. For example, we have made and continue to make significant investments in customer facing technology such as delta.com, mobile device applications, check-in kiosks, customer service applications, airport information displays and related initiatives, including security for these initiatives. We are also investing in significant upgrades to technology infrastructure and other supporting systems. The performance, reliability and security of the technology are critical to our ability to serve customers. If our technology does not perform effectively, our business and operations would be negatively affected, which could be material.
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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2017, approximately 19% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the NLRA, which generally allows self help after a collective bargaining agreement expires.

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

An extended disruption in services provided by third parties, including third-party regional carriers, could have a material adverse effect on our results of operations.

We utilize the services of third parties in a number of areas in support of our operations that are integral to our business, including third-party carriers in the Delta Connection program. While we have agreements with these providers that define expected service performance, we do not have direct control over their operations. In particular, some third-party regional carriers are facing a shortage of qualified pilots due to government mandated increases in flight experience required for pilots working for airlines. If this shortage becomes more widespread, third-party regional carriers may not be able to comply with their obligations to us. To the extent that a significant disruption in services occurs because third party providers, including regional carriers, are unable to perform their obligations over an extended period of time, our revenue may be reduced or our expenses may be increased resulting in a material adverse effect on our results of operations.

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
Because the refinery operated by Monroe does not blend renewable fuels, it must purchase its RINs requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows.
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

If we lose senior management and other key employees and they are not replaced by individuals with comparable skills, our operating results could be adversely affected.

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

Our reputation and brand could be damaged if we are exposed to significant adverse publicity through social media.

We operate in a highly visible, public environment with significant exposure to social media. Adverse publicity, whether justified or not, can rapidly spread through social or digital media. In particular, passengers can use social media to provide feedback about their interaction with us in a manner that can be quickly and broadly disseminated. To the extent we are unable to respond timely and appropriately to adverse publicity, our brand and reputation may be damaged. Significant damage to our overall reputation and brand image could have a negative impact on our financial results.

Risk Factors Relating to the Airline Industry

Terrorist attacks, geopolitical conflict or security events may adversely affect our business, financial condition and operating results.
Terrorist attacks, geopolitical conflict or security events, or fear of such events, could have a significant adverse effect on our business. Despite significant security measures at airports and airlines, the airline industry remains a high profile target for terrorist groups. We constantly monitor threats from terrorist groups and individuals, including from violent extremists both internationally and domestically, with respect to direct threats against our operations and in ways not directly related to the airline industry. In addition, the impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of commercial aircraft by parties to those conflicts can be significant. Security events, primarily from external sources but also from potential insider threats, also pose a significant risk to our passenger and cargo operations. These events could include random acts of violence and could occur in public areas that we cannot control.
Terrorist attacks, geopolitical conflict or security events, or fear of such events, even if not made directly on or involving the airline industry, could have significant negative impact on us by discouraging passengers from flying, leading to decreased ticket sales and increased refunds. In addition, potential costs from these types of events include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations are subject to competition from both foreign and domestic carriers. Competition is significant from government-owned and -funded carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways. These carriers have large numbers of international widebody aircraft on order and are increasing service to the U.S. from their hubs in the Middle East. Several of these carriers, along with carriers from China, India and Southeast Asia, are government-subsidized, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

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

Extended interruptions or disruptions in service at major airports in which we operate could have a material adverse impact on our operations.

The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at an airport where we have significant operations could have a material impact on our business, financial condition and results of operation.

The airline industry is subject to extensive government regulation, and new regulations may increase our operating costs.
Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring significant expenses to comply with the FAA's regulations.
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

Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. While the specific nature of future actions is hard to predict, new environmental laws or regulations adopted in the U.S. or other countries could impose significant additional costs on our operations, either through direct costs in our operations or through increases in costs that our suppliers pass along to us.

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

Following a referendum in June 2016 in which voters in the U.K. approved an exit from the European Union ("EU"), the
U.K. government has initiated a process to leave the EU (often referred to as Brexit) and begun negotiating the terms of the U.K.’s future relationship with the EU. The airline industry faces substantial uncertainty regarding the impact of the exit of the U.K. from the EU. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation of the airline industry or bilateral agreements governing air travel could have a negative impact on our operations, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, commitments and options at December 31, 2017 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Lease	Options
B-717-200	3	13	75	91	16.3	—	—	—
B-737-700	10	—	—	10	8.9	—	—	—
B-737-800	73	4	—	77	16.3	—	—	—
B-737-900ER	52	—	37	89	2.3	41	—	—
B-757-200	88	9	3	100	20.4	—	—	—
B-757-300	16	—	—	16	14.9	—	—	—
B-767-300	2	—	—	2	24.5	—	—	—
B-767-300ER	55	2	—	57	21.7	—	—	—
B-767-400ER	21	—	—	21	17.0	—	—	—
B-777-200ER	8	—	—	8	18.1	—	—	—
B-777-200LR	10	—	—	10	8.8	—	—	—
A319-100	55	—	2	57	15.8	—	—	—
A320-200	55	3	4	62	22.4	—	—	—
A321-200	14	—	20	34	0.8	93	—	—
A321-200neo	—	—	—	—	—	100	—	100
A330-200	11	—	—	11	12.8	—	—	—
A330-300	28	—	3	31	9.0	—	—	—
A330-900neo	—	—	—	—	—	25	—	—
A350-900	6	—	—	6	0.2	19	—	—
CS100	—	—	—	—	—	75	—	50
MD-88	92	17	—	109	27.5	—	—	—
MD-90	65	—	—	65	20.9	—	—	—
Total	664	48	144	856	16.7	353	—	150

(1)	Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by our regional carriers on our behalf at December 31, 2017:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	50	—	93	—	—	143
ExpressJet Airlines, Inc.(2)	—	33	16	—	—	49
SkyWest Airlines, Inc.	86	27	36	—	18	167
Compass Airlines, LLC	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	20	16	36
GoJet Airlines, LLC	—	22	7	—	—	29
Total	136	82	152	20	70	460

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	During 2017, we and ExpressJet Airlines, Inc. agreed to early terminate our relationship by the end of 2018.

Aircraft Purchase Commitments

Our purchase commitments for additional aircraft at December 31, 2017 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2018	2019	2020	After 2020	Total
A321-200	31	32	27	3	93
A321-200neo	—	—	16	84	100
A330-900neo	—	—	4	21	25
A350-900	5	2	2	10	19
B-737-900ER	23	18	—	—	41
CS100	15	25	16	19	75
Total	74	77	65	137	353

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

On March 29, 2017, the District Court granted the defendants’ motions for summary judgment. The plaintiffs have filed an appeal to the U.S. Court of Appeals, and that appeal remains pending.

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

	Common Stock		Cash Dividends Declared (per share)
	High	Low
Fiscal 2017
Fourth Quarter	$56.84	$47.90	$0.305
Third Quarter	$55.75	$44.59	$0.305
Second Quarter	$54.53	$43.81	$0.2025
First Quarter	$52.00	$44.47	$0.2025
Fiscal 2016
Fourth Quarter	$52.76	$37.91	$0.2025
Third Quarter	$41.35	$34.08	$0.2025
Second Quarter	$49.80	$32.60	$0.135
First Quarter	$50.50	$40.03	$0.135

Holders

As of January 31, 2018, there were approximately 2,560 holders of record of our common stock.

Dividends

Our Board of Directors initiated a quarterly dividend program in the September 2013 quarter of $0.06 per share. As reflected above, the Board has increased the quarterly dividend payment several times, most recently to $0.305 per share in the September 2017 quarter. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law. Dividend payments will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, our ability to pay future dividends is subject to compliance with covenants in several of our credit facilities.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2012 to December 31, 2017 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2012 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2017 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2017	1,382,740	$52.67	1,382,740	$4,925
November 2017	2,529,455	$49.86	2,529,455	$4,800
December 2017	2,321,176	$54.34	2,321,176	$4,675
Total	6,233,371		6,233,371

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited Consolidated Financial Statements and present selected financial and operating data as of and for the five years ended December 31, 2017.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2017	2016	2015	2014	2013
Operating revenue	$41,244	$39,639	$40,704	$40,362	$37,773
Operating expense	35,130	32,687	32,902	38,156	34,373
Operating income	6,114	6,952	7,802	2,206	3,400
Non-operating expense, net	(413)	(316)	(645)	(1,134)	(873)
Income before income taxes	5,701	6,636	7,157	1,072	2,527
Income tax (provision) benefit	(2,124)	(2,263)	(2,631)	(413)	8,013
Net income	$3,577	$4,373	$4,526	$659	$10,540

Basic earnings per share	$4.97	$5.82	$5.68	$0.79	$12.41
Diluted earnings per share	$4.95	$5.79	$5.63	$0.78	$12.29
Cash dividends declared per share	$1.02	$0.68	$0.45	$0.30	$0.12

Special Items

	Year Ended December 31,
(in millions)	2017	2016	2015	2014	2013
MTM adjustments and settlements	$259	$450	$1,301	$(2,346)	$276
Restructuring and other	—	—	(35)	(716)	(424)
Loss on extinguishment of debt	—	—	—	(268)	—
Investment MTM adjustments	(8)	115	26	(134)	—
Tax Cuts and Jobs Act	(150)	—	—	—	—
Release of tax valuation allowance and intraperiod income tax allocation	—	—	—	—	7,989
Total income (loss)	$101	$565	$1,292	$(3,464)	$7,841

Consolidated Balance Sheet Data

	December 31,
(in millions)	2017	2016	2015	2014	2013
Total assets	$53,292	$51,261	$53,134	$54,005	$52,104
Long-term debt and capital leases (including current maturities)	$8,834	$7,332	$8,329	$9,661	$11,194
Stockholders' equity	$13,910	$12,287	$10,850	$8,813	$11,643

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2017		2016		2015		2014		2013
Revenue passenger miles (in millions)	217,712		213,098		209,625		202,925		194,988
Available seat miles (in millions)	254,325		251,867		246,764		239,676		232,740
Passenger mile yield	15.99	¢	15.85	¢	16.59	¢	17.22	¢	16.89	¢
Passenger revenue per available seat mile	13.69	¢	13.41	¢	14.10	¢	14.58	¢	14.15	¢
Total revenue per available seat mile	16.22	¢	15.74	¢	16.50	¢	16.84	¢	16.23	¢
Operating cost per available seat mile	13.81	¢	12.98	¢	13.33	¢	15.92	¢	14.77	¢
Passenger load factor	85.6%		84.6%		84.9%		84.7%		83.8%
Fuel gallons consumed (in millions)	4,032		4,016		3,988		3,893		3,828
Average price per fuel gallon(2)	$1.68		$1.49		$1.90		$3.47		$3.00
Full-time equivalent employees, end of period	86,564		83,756		82,949		79,655		77,755

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights - 2017 Compared to 2016

Our pre-tax income for 2017 was $5.7 billion, representing a $935 million decrease compared to the prior year primarily due to higher fuel costs, salaries and related costs and depreciation expense, which were partially offset by increased operating revenue. Pre-tax income, adjusted for special items (a non-GAAP financial measure) was $5.5 billion, a decrease of $621 million, or 10.2%. Special items were primarily related to fuel hedge MTM adjustments and settlements of $259 million in 2017 compared to $450 million in 2016.

Revenue. Compared to 2016, our operating revenue increased $1.6 billion, or 4.0%, on 1.0% higher capacity combined with robust demand and strong revenue momentum, closing 2017 with three consecutive quarters of year-over-year passenger unit revenue growth. Passenger revenue per available seat mile ("PRASM") increased 2.1% led by (1) strong domestic leisure yields, (2) expanded distribution of Branded Fares, (3) an improving business fare environment, (4) strength in the Atlantic region leveraged through U.S. point-of-sale traffic gains, along with business cabin traffic and yield growth, and (5) strong performance in the Caribbean, Central America, Brazil and Mexico leisure markets. Other revenue increased 9.7% partially resulting from growth in our co-brand credit card partnership with American Express.

Operating Expense. Total operating expense increased $2.4 billion and our consolidated operating cost per available seat mile ("CASM") increased 6.4% compared to 2016 to 13.81 cents, primarily due to higher fuel costs, salaries and related costs and depreciation expense. Including our regional carriers, fuel expense increased $771 million compared to the prior year due to a 22.3% increase in the market price per gallon of fuel, partially offset by reduced fuel hedge losses compared to the prior year and profits generated within our refinery segment. Salaries and related costs were higher due to increases for eligible merit, ground and flight attendant employees implemented in the June 2017 quarter. The increase in depreciation expense primarily results from new aircraft deliveries, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, fleet modifications and accelerated depreciation due to the planned retirement of our MD-88 fleet and two B-767-300ER aircraft.

Non-fuel unit costs ("CASM-Ex, including profit sharing" a non-GAAP financial measure) increased 4.3% to 10.57 cents due to the pay rate increases and depreciation expense discussed above, which were partially offset by productivity gains from our fleet, technology and supply chain initiatives.

The non-GAAP financial measures for pre-tax income, adjusted for special items, and CASM-Ex, including profit sharing, both used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations - 2017 Compared to 2016

Operating Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2017	2016
Passenger	$34,819	$33,777	1,042	3.1%
Cargo	729	668	61	9.1%
Other	5,696	5,194	502	9.7%
Total	$41,244	$39,639	$1,605	4.0%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2016
(in millions)	Year Ended December 31, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$18,878	5.3%	4.1%	3.6%	1.1%	1.7%	0.4	pts
Regional carriers	5,714	0.8%	(2.5)%	(2.6)%	3.4%	3.4%	—	pts
Domestic	24,592	4.2%	3.0%	2.5%	1.1%	1.7%	0.4	pts
Atlantic	5,292	2.1%	4.8%	0.3%	(2.6)%	1.7%	3.6	pts
Pacific	2,366	(9.6)%	(9.0)%	(7.7)%	(0.7)%	(2.0)%	(1.2)	pts
Latin America	2,569	8.3%	4.2%	2.0%	4.0%	6.2%	1.8	pts
Total	$34,819	3.1%	2.2%	1.0%	0.9%	2.1%	1.0	pt

Passenger revenue increased $1.0 billion over the prior year. PRASM increased 2.1% and passenger mile yield increased 0.9% on 1.0% higher capacity. Load factor was 1.0 point higher than the prior year at 85.6%.

Unit revenues of the domestic region increased 1.7%, resulting from our commercial initiatives, including differentiated products for our customers, known as Branded Fares, and an improving revenue environment. We continue to differentiate our product offerings and enable customer choice through segmentation, including offering Basic Economy throughout our domestic network. Our domestic operations closed 2017 with three consecutive quarters of year-over-year unit revenue growth, with robust demand for both business and leisure. We continue to see improvements in business markets with 81 of the top 100 business markets producing positive yields during the December 2017 quarter, up from 50% from earlier in the year.

Passenger revenues related to our international regions increased 0.5% year-over-year primarily due to strength in the Atlantic and Latin America regions, partially offset by revenue declines in the Pacific. During 2017, we continued to roll out the expansion of our Branded Fares product throughout the international regions.

The Atlantic region closed 2017 with three consecutive quarters of year-over-year unit revenue growth on strong business class bookings. We continue to leverage our alliance partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris to increase the volume of U.S. point-of-sale traffic. The U.K. was particularly robust, with unit revenue growth throughout 2017, including double-digit growth in the second half of 2017. During the year, we expanded our Basic Economy product to mitigate the impact of ultra-low cost carrier capacity increases.

Unit revenue declines in the Pacific primarily resulted from industry capacity growth in the region. We continued to optimize the Pacific region with a 7.7% reduction in capacity during 2017, focused on refining the network to generate incremental value from our Chinese and Korean alliances and differentiating our product offerings, including expanding Basic Economy and selling Comfort+ as a separate fare product. During 2017, we reached an agreement to create a trans-Pacific joint venture with Korean Air, offering an enhanced and expanded network, industry-leading products and service, and a seamless customer experience between the U.S. and Asia. We also retired our last B-747-400 and introduced our new A350-900 with Delta One suites and the Delta Premium Select cabin on routes from Detroit to Tokyo-Narita and Seoul-Incheon, which are driving improvements in both profitability and customer feedback. These efforts are beginning to show results as the Pacific returned to positive PRASM growth during the December 2017 quarter for the first time in more than four years.

Unit revenues increased in Latin America principally resulting from unit revenue improvement in Brazil, related to both improved traffic and higher fares. This improvement was driven by the strengthening of the Brazilian economy and additional connectivity for our customers provided by our relationship with GOL. Increased leisure traffic to Mexico and the Caribbean, and the incremental value provided by our alliance with Aeroméxico also contributed to the Latin America unit revenue improvement. Although unit revenue improved in the Caribbean, hurricane damage in several markets during 2017 resulted in temporary service adjustments. Finally, we continued to differentiate our product offerings, including expanding Basic Economy and selling Comfort+ as a separate fare product in Latin America.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Loyalty programs	$1,952	$1,782	$170	9.5%
Administrative fees, club and on-board sales	1,252	1,205	47	3.9%
Ancillary businesses and refinery	1,412	1,129	283	25.1%
Baggage fees	908	881	27	3.1%
Other	172	197	(25)	(12.7)%
Total	$5,696	$5,194	$502	9.7%

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

The amount of loyalty program revenue changes based on the price paid for mileage credits, the volume of credits sold and our allocation of selling price to the individual products and services. With the adoption of the new revenue recognition standard in 2018, we will increase the value we use to account for the travel component within mileage credit sales. This new value for the travel component will cause a re-allocation of the consideration received from mileage credit sales. The re-allocation will result in less revenue recognized for loyalty programs in other revenue and more revenue in passenger revenue as the frequent flyer awards are redeemed.

Loyalty program revenue increased compared to 2016 related to growth in our co-brand credit card partnership with American Express. Additional information about our frequent flyer program accounting policies can be found in Note 1 of the Notes to the Consolidated Financial Statements.

Administrative fees, club and on-board sales. These revenues primarily relate to travel-related services such as ticket changes and unaccompanied minors and also include amounts collected for on-board sales and Sky Club lounge memberships. We recognize revenue as these services are performed. A significant portion of these fees are travel-related and performed in conjunction with the passenger’s flight. Therefore, the majority of these fees will be reclassified to passenger revenue with our adoption of the new revenue recognition standard in 2018.

Ancillary businesses and refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Ancillary businesses and refinery revenues are not related to the generation of a seat mile. Ancillary businesses and refinery sales primarily increased due to sales of non-jet fuel products to third parties by our oil refinery, consistent with stronger pricing of refined products throughout the oil industry.

Baggage fees. The revenue amount shown above represents baggage fees that were sold as a separate component of the passenger’s ticket. Similar to administrative fees described above, baggage services are performed and earned in conjunction with the passenger’s flight, and these fees will be reclassified to passenger revenue with our adoption of the new revenue recognition standard in 2018.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$10,436	$10,034	$402	4.0%
Aircraft fuel and related taxes	5,733	5,133	600	11.7%
Regional carriers expense	4,503	4,311	192	4.5%
Depreciation and amortization	2,235	1,902	333	17.5%
Contracted services	2,184	1,991	193	9.7%
Aircraft maintenance materials and outside repairs	1,992	1,823	169	9.3%
Passenger commissions and other selling expenses	1,787	1,710	77	4.5%
Landing fees and other rents	1,528	1,490	38	2.6%
Passenger service	1,067	907	160	17.6%
Profit sharing	1,065	1,115	(50)	(4.5)%
Aircraft rent	351	285	66	23.2%
Other	2,249	1,986	263	13.2%
Total operating expense	$35,130	$32,687	$2,443	7.5%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to increases for eligible merit, ground and flight attendant employees implemented in the June 2017 quarter.

Aircraft Fuel and Related Taxes. Including our regional carriers, fuel expense increased $771 million compared to the prior year due to a 22.3% increase in the market price per gallon of fuel, partially offset by reduced fuel hedge losses compared to the prior year and profits generated within our refinery segment. The table below presents fuel expense, including our regional carriers:

	Year Ended December 31,		Increase	% Increase
(in millions)	2017	2016
Aircraft fuel and related taxes(1)	$5,733	$5,133	$600
Aircraft fuel and related taxes included within regional carriers expense	1,023	852	171
Total fuel expense	$6,756	$5,985	$771	12.9%

(1)	Includes the impact of fuel hedging and refinery results described further in the table below.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$6,833	$5,579	$1,254	$1.70	$1.39	$0.31
Airline segment fuel hedge losses(2)	33	281	(248)	0.01	0.07	(0.06)
Refinery segment impact(2)	(110)	125	(235)	(0.03)	0.03	(0.06)
Total fuel expense	$6,756	$5,985	$771	$1.68	$1.49	$0.19
MTM adjustments and settlements(3)	259	450	(191)	0.06	0.11	(0.05)
Total fuel expense, adjusted	$7,015	$6,435	$580	$1.74	$1.60	$0.14

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Depreciation and Amortization. The increase in depreciation expense primarily results from new aircraft deliveries, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, fleet modifications and accelerated depreciation due to the planned retirement of our MD-88 fleet and two B-767-300ER aircraft.

Contracted Services. The increase in contracted services expense predominantly relates to additional contract labor expenses associated with investments in our technology infrastructure and other activities to improve the customer experience.

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

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering and higher traffic.

Aircraft Rent. The increase in aircraft rent primarily results from new leased aircraft deliveries since the prior year, including B-737-900ER and A321-200 aircraft.

Other. The increase in other expense primarily relates to costs associated with sales of non-jet fuel products to third parties by our oil refinery.

Results of Operations - 2016 Compared to 2015

Operating Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Passenger	33,777	34,782	(1,005)	(2.9)%
Cargo	668	813	(145)	(17.8)%
Other	5,194	5,109	85	1.7%
Total	$39,639	$40,704	$(1,065)	(2.6)%

Passenger Revenue

		Increase (Decrease) vs. Year Ended December 31, 2015
(in millions)	Year Ended December 31, 2016	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Mainline	$17,932	—%	4.3%	5.2%	(4.1)%	(5.0)%	(0.8)	pts
Regional carriers	5,672	(3.6)%	0.6%	1.0%	(4.2)%	(4.6)%	(0.3)	pts
Domestic	23,604	(0.9)%	3.6%	4.5%	(4.4)%	(5.2)%	(0.6)	pts
Atlantic	5,185	(6.5)%	(1.7)%	0.3%	(4.9)%	(6.8)%	(1.7)	pts
Pacific	2,616	(12.8)%	(4.6)%	(6.6)%	(8.6)%	(6.7)%	1.8	pts
Latin America	2,372	(1.8)%	3.5%	0.8%	(5.1)%	(2.6)%	2.3	pts
Total	$33,777	(2.9)%	1.7%	2.1%	(4.5)%	(4.9)%	(0.3)	pts

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

In the Atlantic, the unit revenue decline predominantly resulted from lower yields driven by industry capacity growth outpacing passenger demand and the strength of the U.S. dollar. In core European markets, U.S. point-of-sale demand was strong and recovered quickly following the Brussels airport terrorist attack in March 2016. However, Europe point-of sale demand was soft largely due to the impact of weaker Euro exchange rates.

Unit revenue declines in the Pacific compared to 2015 primarily resulted from lower yen hedge gains, lower international fuel surcharges and yield declines resulting from industry capacity growth between the U.S. and China. During the September 2016 quarter, the U.S. Department of Transportation announced that we were awarded two daytime slot pairs at Tokyo's Haneda Airport (from Los Angeles and Minneapolis). We commenced these routes and canceled other routes in the Pacific region during the December 2016 quarter as part of our ongoing optimization of the Pacific region.

Although Latin America unit revenues declined compared to 2015, unit revenues improved in the second half of 2016 compared to the second half of 2015. An Open Skies agreement between the U.S. and Mexico took effect in August 2016 and our application for antitrust immunity with Aeroméxico was approved in the December 2016 quarter, which continued to strengthen our performance in the important Mexican business markets.

Cargo Revenue

Cargo revenue decreased $145 million, or 17.8%, primarily due to weaker international demand compared to the prior year.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Loyalty programs	$1,782	$1,584	$198	12.5%
Administrative fees, club and on-board sales	1,205	1,261	(56)	(4.4)%
Ancillary businesses and refinery(1)	1,129	1,158	(29)	(2.5)%
Baggage fees	881	885	(4)	(0.5)%
Other	197	221	(24)	(10.9)%
Total	$5,194	$5,109	$85	1.7%

(1)
Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. These revenues are not related to the generation of a seat mile.

Other revenue increased $85 million, or 1.7%, in 2016 primarily due to increased loyalty programs revenues from our co-brand credit card partnership with American Express resulting from new credit card accounts.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2016	2015
Salaries and related costs	$10,034	$8,776	$1,258	14.3%
Aircraft fuel and related taxes	5,133	6,544	(1,411)	(21.6)%
Regional carriers expense	4,311	4,241	70	1.7%
Contracted services	1,991	1,848	143	7.7%
Depreciation and amortization	1,902	1,835	67	3.7%
Aircraft maintenance materials and outside repairs	1,823	1,848	(25)	(1.4)%
Passenger commissions and other selling expenses	1,710	1,672	38	2.3%
Landing fees and other rents	1,490	1,493	(3)	(0.2)%
Profit sharing	1,115	1,490	(375)	(25.2)%
Passenger service	907	872	35	4.0%
Aircraft rent	285	250	35	14.0%
Other	1,986	2,033	(47)	(2.3)%
Total operating expense	$32,687	$32,902	$(215)	(0.7)%

Salaries and Related Costs. The increase in salaries and related costs was principally due to pay rate increases given to eligible employees, which includes an 18% pay rate increase for pilots resulting from a new pilot contract ratified in the December 2016 quarter that was retroactive to January 1, 2016. Additionally, in the December 2015 quarter, base pay rates increased 14.5% for eligible merit, ground and flight attendant employees in conjunction with changes in their profit sharing program.

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

Profit Sharing. The decrease in profit sharing was primarily due to an adjustment to the profit sharing calculation during 2016 (paid out in 2017) for merit, ground and flight attendant employees. This adjusted calculation paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees. In 2015, our profit sharing program paid 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The profit sharing program for pilots remained unchanged from the prior year.

Non-Operating Results

	Year Ended December 31,			(Unfavorable) Favorable
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest expense, net	$(396)	$(388)	$(481)	$(8)	$93
Miscellaneous, net	(17)	72	(164)	(89)	236
Total non-operating expense, net	$(413)	$(316)	$(645)	$(97)	$329

At December 31, 2016, the principal amount of debt and capital leases was $7.4 billion. During 2017, we issued $2.5 billion of unsecured notes. As a result of the debt issuances, partially offset by scheduled principal payments, the amount of debt and capital leases was $8.9 billion at December 31, 2017.

Miscellaneous, net is primarily composed of our proportionate share of earnings from our equity investments in Virgin Atlantic and Grupo Aeroméxico, foreign exchange gains/losses and charitable contributions. Our equity investment earnings and foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period.

Income Taxes

Our effective tax rate for 2017 was 37.2%. We recorded a provisional estimate of $150 million related to the Tax Cuts and Jobs Act of 2017, resulting in a 2.6% increase to our effective tax rate. We expect our annual effective tax rate to be between 21% and 23% for 2018. At December 31, 2017, we had approximately $5.1 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2027. Accordingly, we believe we will not pay cash federal income taxes before 2019. See Note 11 of the Notes to the Consolidated Financial Statements for more information.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 200,000 barrels per day for use in our airline operations during 2017. We believe that the jet fuel supply resulting from the refinery's operation has contributed to the reduction in the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

The refinery recorded operating revenues of $5.0 billion in 2017, compared to $3.8 billion in 2016. Operating revenues in 2017 were primarily composed of $3.2 billion of non-jet fuel products exchanged with third parties to procure jet fuel and $886 million of sales of jet fuel to the airline segment. Refinery revenues increased compared to the prior year due to higher product demand and an increase in margins during the second half of 2017 due to hurricanes that caused extensive refinery closures on the Gulf Coast for several weeks.

The refinery recorded income of $110 million in 2017, compared to a loss of $125 million recorded in 2016. The refinery's income in 2017 was primarily due to higher refined product cracks, lower crude costs and higher throughput levels.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. The refinery, operated by Monroe purchases the majority of its RINs requirement in the secondary market. We recognized $159 million and $171 million of expense related to the RINs requirement in 2017 and 2016, respectively. RINs expense decreased during 2017 primarily as a result of a slight decrease in the unit cost of RINs during 2017 after a significant increase in the unit cost of RINs during 2016.

The Monroe refinery is planning for a shutdown of approximately 60 days in the December 2018 quarter. This planned outage, called a turnaround, is in accordance with the long term maintenance plan for the facility to allow for the safe completion of major repairs and upgrades. During that planned outage, we have identified other sources of fuel to maintain service levels and to mitigate the financial impact.

For more information regarding the refinery's results, see Note 14 of the Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of December 31, 2017, we had $5.1 billion in unrestricted liquidity, consisting of $2.6 billion in cash and cash equivalents and short-term investments and $2.5 billion in undrawn revolving credit facilities. During 2017, we used existing cash and cash generated from operations to fund capital expenditures of $3.9 billion, purchase shares of Grupo Aeroméxico and Air France-KLM for $1.2 billion and return $2.4 billion to shareholders. In addition, we used the proceeds from a debt offering and cash generated from operations to contribute $3.2 billion in cash to fund our pension obligation.

Sources of Liquidity

Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $5.1 billion in 2017, $7.2 billion in 2016 and $7.9 billion in 2015. We also expect to generate positive cash flows from operations in 2018. We had lower operating cash flows in 2017 compared to prior years primarily due to incremental pension plan contributions partially funded through $2.0 billion of debt issuance.

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

Fuel. Including our regional carriers, fuel expense represented 19.2% of our total operating expenses for 2017. The market price for jet fuel is highly volatile, which can impact the comparability of our cash flows from operations from period to period.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. In the first half of 2017, we contributed $3.5 billion to our qualified defined benefit pension plans using net proceeds from a $2.0 billion debt issuance, shares of our common stock from treasury with a value of $350 million and existing cash. As a result of these contributions, we satisfied, on an accelerated basis, our 2017 required contributions for our defined benefit plans, including more than $3.0 billion above the minimum funding requirements. We contributed $1.3 billion and $1.2 billion in 2016 and 2015, respectively. We have no minimum funding requirements in 2018. However, in January 2018, we voluntarily contributed approximately $500 million to these plans.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

We paid $1.1 billion in February 2017, $1.5 billion in February 2016, and $1.1 billion in two payments, $756 million in February 2015 and more than $300 million in October 2014, to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 2017, we recorded $1.1 billion in profit sharing expense based on 2017 pre-tax profit, which was paid to employees in February 2018.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but for 2016 and the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees. For years prior to 2016, the profit sharing program for merit, ground and flight attendant employees paid according to the current formula. Going forward, all eligible employees will be paid profit sharing under the current formula.

Investing Activities

Capital Expenditures. Our capital expenditures were $3.9 billion in 2017, $3.4 billion in 2016 and $2.9 billion in 2015. Our capital expenditures during 2017 were primarily related to the purchase of B-737-900ER aircraft to replace a portion of our older B-757-200 aircraft, purchases of A321-200 and A330-300 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet. Our capital expenditures during 2016 and 2015 were primarily for the purchase of aircraft and modifications to upgrade aircraft interiors that enhance our product offering.

We have committed to future aircraft purchases that will require significant capital investment and have obtained long-term financing commitments for a substantial portion of the purchase price of these aircraft. We expect that we will invest approximately $4.5 billion in 2018 primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s and A350-900s, along with advance deposit payments for these and our new A330-900neo and CS100 orders as well as for (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet. We expect that the 2018 investments will be funded primarily through cash flows from operations.

Equity Investments. During 2017, we completed a $622 million tender offer and settled derivative contracts for $173 million to obtain additional capital stock of Grupo Aeroméxico, increasing our ownership percentage to a non-controlling 49% equity stake in Grupo Aeroméxico. During the December 2017 quarter, we acquired shares of Air France-KLM for $450 million, which provides us with a 10% ownership interest.

Los Angeles International Airport Construction. During 2016, we executed a new lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we are designing and managing the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation activities were completed during the June 2017 quarter. Subject to required approvals, we have an option to expand the project, which could cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing, arrival hall and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. We have guaranteed the obligations of the RAIC under the credit facility. We expect to spend approximately $200 million on this project in 2018 using funding provided by the credit agreement and/or cash flows from operations.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (the “Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 30 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our costs for the project to be approximately $3.3 billion and we bear the risks of project construction, including if the project’s actual costs exceed the projected costs. We expect to spend approximately $550 million on this project in 2018 using funding provided by cash flows from operations and/or financing arrangements.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $8.9 billion at December 31, 2017. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.4 billion.

During the March 2017 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes, consisting of $1.0 billion of 2.785% Notes due 2020 and $1.0 billion of 3.625% Notes due 2022. As discussed above, we used the net proceeds from this issuance to make a cash contribution to our qualified defined benefit pension plans. During the December 2017 quarter, we issued $450 million in aggregate principal amount of 2.600% Notes due 2020.

Our Pacific Facilities (including the Term Loan with a principal balance of $1.0 billion) mature in October 2018. We expect to repay this obligation with cash flows from operations, cash and cash equivalents and/or new financing arrangements.

During 2017, we received an upgrade to our credit rating from Standard & Poor's to an investment-grade rating of BBB-. We now have investment-grade ratings from all three major credit rating agencies.

At December 31, 2017, our corporate ratings were:

Rating Agency	Current Rating	Outlook
Fitch	BBB-	Stable
Moody's	Baa3	Stable
Standard & Poor's	BBB-	Stable

Capital Returns to Shareholders. Since first implementing our quarterly dividend in 2013, we have increased the dividend per share by 50% annually and paid $1.9 billion in total dividends, including $731 million in 2017. Through dividends and share repurchases, we have returned $9.8 billion to shareholders since 2013, while reducing outstanding shares by approximately 18% compared to the beginning of 2013. During 2017 alone, we repurchased and retired 33 million shares at a cost of $1.7 billion.

(in millions, except repurchase price)	Share Repurchase Authorization	Average Repurchase Price	Planned Completion Date	Authorization Remaining
May 2014 Program	$2,000	$42.86	December 31, 2016	Completed June 2015
May 2015 Program	$5,000	$45.32	December 31, 2017	Completed September 2017
May 2017 Program	$5,000	$52.13	December 31, 2020	$4,675

On February 9, 2018, the Board of Directors declared a $0.3050 per share dividend for shareholders of record as of February 23, 2018.

Fuel Hedge Restructuring. During 2016, we entered into transactions to defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, provided approximately $300 million in cash receipts during the second half of 2016 and required approximately $300 million in cash payments in 2017.

During the June 2016 quarter, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. As a result, during the year ended December 31, 2017, we reported $20 million in cash receipts and $244 million in cash payments associated with these transactions. For additional information regarding these transactions, see Note 4 to the Notes to the Consolidated Financial Statements.

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

Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2017.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments representing obligations that arise in the ordinary course of business that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (see Note 6)
Principal amount	$2,183	$1,359	$1,983	$345	$2,009	$660	$8,539
Interest payments	349	247	171	131	82	120	1,100
Capital lease obligations (see Note 7)
Principal amount	97	78	56	34	19	110	394
Interest payments	19	14	9	7	5	16	70
Operating lease payments (see Note 7)	1,735	1,589	1,430	1,156	1,036	9,290	16,236
Aircraft purchase commitments (see Note 10)	3,570	3,370	3,270	3,880	2,450	1,740	18,280
Contract carrier obligations (see Note 10)	1,772	1,603	1,320	793	723	1,975	8,186
Employee benefit obligations (see Note 9)	149	144	130	120	113	5,916	6,572
Other obligations	770	364	314	241	411	459	2,559
Total	$10,644	$8,768	$8,683	$6,707	$6,848	$20,286	$61,936

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using London interbank offered rates ("LIBOR") at December 31, 2017.

Operating Lease Payments. Represents our minimum rental commitments under noncancelable operating leases (including certain aircraft flown by regional carriers).

Aircraft Purchase Commitments. Represents our commitments to purchase 100 A321-200neo, 93 A321-200, 75 CS100, 41 B-737-900ER, 25 A330-900neo and 19 A350-900 aircraft.

Contract Carrier Obligations. Represents our estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. The reported amounts are based on (1) the required minimum levels of flying by our contract carriers under the applicable agreements and (2) assumptions regarding the costs associated with such minimum levels of flying.

Employee Benefit Obligations. Represents primarily (1) our estimated minimum required funding for our qualified defined benefit pension plans based on actuarially determined estimates and (2) projected future benefit payments from our unfunded postretirement and postemployment plans. For additional information about our defined benefit pension plan obligations, see "Critical Accounting Policies and Estimates."

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

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. In December 2014, we amended our marketing agreements with American Express, which increased the value we receive under the agreements through 2022. The amended agreements became effective January 1, 2015. We account for the agreements consistent with the accounting method that allocates the consideration received to the individual products and services delivered based on their relative selling prices. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value. The increased value received under the amended agreements increases the amount of deferred revenue for the travel component and increases the value of the other deliverables, which are recognized in other revenue as they are provided.

We recognize revenue as we deliver each sales element. We defer the travel deliverable (mileage credits) as part of frequent flyer deferred revenue and recognize passenger revenue as the mileage credits are used for travel. The revenue allocated to the remaining deliverables is recorded in other revenue. We recognize the revenue for these services as they are performed.

Breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. We use statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At December 31, 2017, the aggregate deferred revenue balance associated with the SkyMiles program was $4.1 billion. A hypothetical 1% change in the number of outstanding miles estimated to be redeemed would result in a $34 million impact on our deferred revenue liability at December 31, 2017.

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

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., diminished slot restrictions or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

We assessed each of the above assumptions in our most recent impairment analyses. The combination of our most recently completed annual results and our projected revenues, expenses and cash flows more than offset any negative events and circumstances. The stabilized operating environment for U.S. airlines has also contributed to improved financial results.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2017. Based upon our qualitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above, we determined that there was no indication that goodwill was impaired.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.8 billion at December 31, 2017, of which $4.7 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

We performed qualitative assessments of our indefinite-lived intangible assets, including applicable factors noted in "Key Assumptions" above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors, which impact the fair value of our indefinite-lived intangible assets.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $26.6 billion at December 31, 2017. This value is based on various factors, including the assets' estimated useful lives and salvage values. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2017, the unfunded benefit obligation for these plans recorded on our Consolidated Balance Sheet was $7.0 billion. During 2017, we contributed $3.5 billion to these plans. We have no minimum funding requirements in 2018. However, in January 2018, we voluntarily contributed approximately $500 million to these plans. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 3.69% and 4.20% at December 31, 2017 and 2016, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.13% to 4.57% between 2015 and 2017.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2017 was 8.96%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2018 Pension Expense		Effect on Accrued Pension Liability at December 31, 2017
0.50% decrease in weighted average discount rate	$(9	) million	$1.4	billion
0.50% increase in weighted average discount rate	$5	million	$(1.2	) billion
0.50% decrease in expected long-term rate of return on assets	$73	million	$—
0.50% increase in expected long-term rate of return on assets	$(73	) million	$—

Life Expectancy. Changes in life expectancy may significantly change our benefit obligations and future expense. We use the Society of Actuaries ("SOA") published mortality data, other publicly available information and our own perspective of future longevity to develop our best estimate of life expectancy. The SOA publishes annual updated mortality tables for U.S. plans and updated improvement scale. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

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

Recent Accounting Standards

Revenue from Contracts with Customers

On January 1, 2018, we will adopt ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the full retrospective method. While the adoption will not have a significant impact on earnings, the classification of certain revenues that are currently classified in other revenue will be reclassified to passenger revenue. These include baggage fees, administrative charges and other travel-related fees, all of which will be deemed part of the single performance obligation of providing passenger transportation. These revenues, which are approximately $2 billion annually, will be reclassified from the current presentation in other revenue to passenger revenue.

In addition, the adoption of the new standard increases the rate used to account for frequent flyer miles. We currently analyze our standalone sales of mileage credits to other airlines and customers to establish the accounting value for frequent flyer miles. Considering the guidance in the new standard, we will change our valuation of a mileage credit to an analysis of the award redemption value. The new valuation considers the value a passenger receives by redeeming miles rather than paying cash for an award ticket. This change increases our frequent flyer liability by approximately $2 billion. The mileage deferral and redemption rates are approximately the same; therefore, assuming stable volume, there would not be a significant change in revenue recognized from the program for a given period.

The adoption of the new standard will also reduce our air traffic liability by approximately $500 million. This change primarily results from estimating the tickets that will expire unused and recognizing revenue at the scheduled flight date rather than when the unused tickets expire.

Retirement Benefits

In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In 2017, we recorded $50 million of non-service costs that will be reclassified to non-operating expense upon adoption. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt the standard effective January 1, 2018.

See the table below for the unaudited impact resulting from the adoption of these standards on our Consolidated Financial Statements.

	Year Ended December 31,
	2017				2016
(Unaudited) (in millions, except per share data and statistics)	As Reported	Revenue from Contracts with Customers	Retirement Benefits	As Adjusted	As Reported	Revenue from Contracts with Customers	Retirement Benefits	As Adjusted
Income statement:
Passenger revenue	$34,819	$2,297	$—	$37,116	$33,777	$2,189	$—	$35,966
Cargo revenue	729	15	—	744	668	16	—	684
Other revenue	5,696	(2,418)	—	3,278	5,194	(2,394)	—	2,800
Operating expense	(35,130)	(92)	50	(35,172)	(32,687)	(92)	325	(32,454)
Non-operating expense	(413)	(3)	(50)	(466)	(316)	(2)	(325)	(643)
Income tax provision	(2,124)	(171)	—	(2,295)	(2,263)	105	—	(2,158)
Net income	3,577	(372)	—	3,205	4,373	(178)	—	4,195
Diluted earnings per share	$4.95	$(0.52)	—	$4.43	$5.79	$(0.24)	—	$5.55

Operating statistics:
Pre-tax margin	13.8%	(0.4)%	—%	13.4%	16.7%	(0.6)%	—%	16.1%
Passenger mile yield(1)	15.99 ¢	1.06 ¢	—	17.05 ¢	15.85 ¢	1.03 ¢	—	16.88 ¢
PRASM(1)	13.69 ¢	0.90 ¢	—	14.59 ¢	13.41 ¢	0.87 ¢	—	14.28 ¢
TRASM(1)	16.22 ¢	(0.04)¢	—	16.18 ¢	15.74 ¢	(0.08)¢	—	15.66 ¢
CASM(1)	13.81 ¢	0.04 ¢	(0.02)¢	13.83 ¢	12.98 ¢	0.04 ¢	(0.13)¢	12.89 ¢

Balance sheet:
Deferred income taxes, net	$935	$419	$—	$1,354	$3,064	$589	$—	$3,653
Air traffic liability	4,888	(524)	—	4,364	4,626	(546)	—	4,080
Frequent flyer deferred revenue (current and noncurrent)	4,118	2,082	—	6,200	3,926	1,877	—	5,803
Other accrued and other noncurrent liabilities	3,969	241	—	4,210	3,785	268	—	4,053
Retained earnings	9,636	(1,380)	—	8,256	7,903	(1,009)	—	6,894

(1)	Refer to the "Glossary of Defined Terms" below for the definition of these terms.

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

•
Investment MTM adjustments. We record our proportionate share of earnings from our equity investments in Virgin Atlantic and Aeroméxico in non-operating expense. We adjust for Virgin Atlantic's and Aeroméxico's MTM adjustments to allow investors to better understand and analyze our core financial performance in the periods shown.

	Year Ended December 31,
(in millions)	2017	2016
Pre-tax income	$5,701	$6,636
Adjusted for:
MTM adjustments and settlements	(259)	(450)
Investment MTM adjustments	8	(115)
Pre-tax income, adjusted for special items	$5,450	$6,071

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

	Year Ended December 31,
	2017	2016
CASM (cents)	13.81 ¢	12.98 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.66)	(2.38)
Other expenses	(0.58)	(0.47)
CASM-Ex, including profit sharing	10.57 ¢	10.13 ¢

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

CASM-Ex, including profit sharing - The amount of operating cost incurred per ASM during a reporting period, adjusted for aircraft fuel and related taxes, other expenses, including aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties.

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

TRASM - Total Revenue per ASM. The amount of total revenue earned per ASM during a reporting period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to fuel prices, interest rates and foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. In an effort to manage our exposure to these risks, we enter into derivative contracts and may adjust our derivative portfolio as market conditions change. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders' equity.

The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of fuel as fuel prices are subject to potential volatility. A one cent increase in the cost of jet fuel would result in approximately $40 million of additional annual fuel expense.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2017, we had $5.3 billion of fixed-rate long-term debt and $3.2 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $160 million at December 31, 2017 and would have increased the annual interest expense on our variable-rate long-term debt by $32 million.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and Canadian dollar. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2017, we had open foreign currency forward contracts totaling a $17 million liability position. We estimate that a 10% depreciation or appreciation in the price of the Japanese yen and Canadian dollar in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $34 million gain or $42 million loss, respectively, for the year ending December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.

Atlanta, Georgia
February 23, 2018

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,814	$2,762
Short-term investments	825	487
Accounts receivable, net of an allowance for uncollectible accounts of $12 and $15 at December 31, 2017 and 2016, respectively	2,377	2,064
Fuel inventory	916	519
Expendable parts and supplies inventories, net of an allowance for obsolescence of $113 and $110 at December 31, 2017 and 2016, respectively	413	372
Prepaid expenses and other	1,499	1,247
Total current assets	7,844	7,451

Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $14,097 and $12,456 at December 31, 2017 and 2016, respectively	26,563	24,375

Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $845 and $828 at December 31, 2017 and 2016, respectively	4,847	4,844
Deferred income taxes, net	935	3,064
Other noncurrent assets	3,309	1,733
Total other assets	18,885	19,435
Total assets	$53,292	$51,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$2,242	$1,131
Air traffic liability	4,888	4,626
Accounts payable	3,674	2,572
Accrued salaries and related benefits	3,022	2,924
Frequent flyer deferred revenue	1,822	1,648
Fuel card obligation	1,067	431
Other accrued liabilities	1,858	1,907
Total current liabilities	18,573	15,239

Noncurrent Liabilities:
Long-term debt and capital leases	6,592	6,201
Pension, postretirement and related benefits	9,810	13,378
Frequent flyer deferred revenue	2,296	2,278
Other noncurrent liabilities	2,111	1,878
Total noncurrent liabilities	20,809	23,735

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 714,674,160 and 744,886,938 shares issued at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	12,053	12,294
Retained earnings	9,636	7,903
Accumulated other comprehensive loss	(7,621)	(7,636)
Treasury stock, at cost, 7,476,181 and 14,149,229 shares at December 31, 2017 and 2016, respectively	(158)	(274)
Total stockholders' equity	13,910	12,287
Total liabilities and stockholders' equity	$53,292	$51,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Operating Revenue:
Passenger:
Mainline	$29,105	$28,105	$28,898
Regional carriers	5,714	5,672	5,884
Total passenger revenue	34,819	33,777	34,782
Cargo	729	668	813
Other	5,696	5,194	5,109
Total operating revenue	41,244	39,639	40,704

Operating Expense:
Salaries and related costs	10,436	10,034	8,776
Aircraft fuel and related taxes	5,733	5,133	6,544
Regional carriers expense	4,503	4,311	4,241
Depreciation and amortization	2,235	1,902	1,835
Contracted services	2,184	1,991	1,848
Aircraft maintenance materials and outside repairs	1,992	1,823	1,848
Passenger commissions and other selling expenses	1,787	1,710	1,672
Landing fees and other rents	1,528	1,490	1,493
Passenger service	1,067	907	872
Profit sharing	1,065	1,115	1,490
Aircraft rent	351	285	250
Other	2,249	1,986	2,033
Total operating expense	35,130	32,687	32,902

Operating Income	6,114	6,952	7,802

Non-Operating Expense:
Interest expense, net	(396)	(388)	(481)
Miscellaneous, net	(17)	72	(164)
Total non-operating expense, net	(413)	(316)	(645)

Income Before Income Taxes	5,701	6,636	7,157

Income Tax Provision	(2,124)	(2,263)	(2,631)

Net Income	$3,577	$4,373	$4,526

Basic Earnings Per Share	$4.97	$5.82	$5.68
Diluted Earnings Per Share	$4.95	$5.79	$5.63
Cash Dividends Declared Per Share	$1.02	$0.68	$0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2017	2016	2015
Net Income	$3,577	$4,373	$4,526
Other comprehensive income (loss):
Net change in derivative contracts	(27)	(43)	(82)
Net change in pension and other benefits	(98)	(360)	163
Net change in investments	140	42	(45)
Total Other Comprehensive Income (Loss)	15	(361)	36
Comprehensive Income	$3,592	$4,012	$4,562

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$3,577	$4,373	$4,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,235	1,902	1,835
Hedge derivative contracts	(7)	(342)	(1,366)
Deferred income taxes	2,071	2,223	2,581
Pension, postretirement and postemployment payments greater than expense	(3,302)	(717)	(1,013)
Equity investment earnings	(1)	(160)	(35)
Changes in certain assets and liabilities:
Receivables	(328)	(147)	(56)
Fuel inventory	(397)	(140)	155
Hedge margin	(5)	81	806
Prepaid expenses and other current assets	(57)	(26)	(102)
Air traffic liability	262	123	207
Frequent flyer deferred revenue	192	45	(301)
Profit sharing	(51)	(383)	734
Accounts payable and accrued liabilities	992	285	(201)
Other, net	(33)	88	157
Net cash provided by operating activities	5,148	7,205	7,927

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,704)	(2,617)	(2,223)
Ground property and equipment, including technology	(1,187)	(774)	(722)
Purchase of equity investments	(1,245)	—	(500)
Purchase of short-term investments	(925)	(1,707)	(998)
Redemption of short-term investments	584	2,686	739
Other, net	111	257	(251)
Net cash used in investing activities	(5,366)	(2,155)	(3,955)

Cash Flows From Financing Activities:
Payments on long-term debt and capital lease obligations	(1,258)	(1,709)	(2,558)
Repurchase of common stock	(1,677)	(2,601)	(2,200)
Cash dividends	(731)	(509)	(359)
Fuel card obligation	636	211	(340)
Payments on hedge derivative contracts	(244)	(451)	(71)
Proceeds from hedge derivative contracts	20	291	429
Proceeds from long-term obligations	2,454	450	1,038
Other, net	70	58	(27)
Net cash used in financing activities	(730)	(4,260)	(4,088)

Net (Decrease) Increase in Cash and Cash Equivalents	(948)	790	(116)
Cash and cash equivalents at beginning of period	2,762	1,972	2,088
Cash and cash equivalents at end of period	$1,814	$2,762	$1,972

Supplemental Disclosure of Cash Paid for Interest	$390	$385	$452
Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$350	$350	$—
Flight and ground equipment acquired under capital leases	$261	$86	$111

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2015	845	$—	$13,621	$2,816	$(7,311)	20	$(313)	$8,813
Net income	—	—	—	4,526	—	—	—	4,526
Dividends declared	—	—	—	(359)	—	—	—	(359)
Other comprehensive income	—	—	—	—	36	—	—	36
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $46.83(1) per share)	1	—	76	—	—	1	(60)	16
Stock options exercised	2	—	18	—	—	—	—	18
Stock purchased and retired	(48)	—	(779)	(1,421)	—	—	—	(2,200)
Balance at December 31, 2015	800	—	12,936	5,562	(7,275)	21	(373)	10,850
Net income	—	—	—	4,373	—	—	—	4,373
Change in accounting principle	—	—	—	95	—	—	—	95
Dividends declared	—	—	—	(509)	—	—	—	(509)
Other comprehensive loss	—	—	—	—	(361)	—	—	(361)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $44.27(1) per share)	2	—	105	—	—	1	(40)	65
Stock options exercised	3	—	32	—	—	—	—	32
Treasury stock, net, contributed to our qualified defined benefit pension plans	—	—	204	—	—	(8)	139	343
Stock purchased and retired	(60)	—	(983)	(1,618)	—	—	—	(2,601)
Balance at December 31, 2016	745	—	12,294	7,903	(7,636)	14	(274)	12,287
Net income	—	—	—	3,577	—	—	—	3,577
Dividends declared	—	—	—	(731)	—	—	—	(731)
Other comprehensive income	—	—	—	—	15	—	—	15
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $48.31(1) per share)	1	—	107	—	—	1	(39)	68
Stock options exercised	2	—	28	—	—	—	—	28
Treasury stock, net, contributed to our qualified defined benefit pension plans	—	—	188	—	—	(8)	155	343
Stock purchased and retired	(33)	—	(564)	(1,113)	—	—	—	(1,677)
Balance at December 31, 2017	715	$—	$12,053	$9,636	$(7,621)	7	$(158)	$13,910

(1)	Weighted average price per share

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

Recent Accounting Standards

Revenue from Contracts with Customers. In 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We will adopt the standard effective January 1, 2018 using the full retrospective approach.

While the adoption of the new standard will not have a significant effect on earnings, the classification of certain revenues that are currently classified in other revenue will be reclassified to passenger revenue. These include baggage fees, administrative charges and other travel-related fees, all of which will be deemed part of the single performance obligation of providing passenger transportation. These revenues, which are approximately $2 billion annually, will be reclassified from the current presentation in other revenue to passenger revenue after adoption.

In addition, the adoption of the new standard increases the rate used to account for frequent flyer miles. We currently analyze our standalone sales of mileage credits to other airlines and customers to establish the accounting value for frequent flyer miles. Considering the guidance in the new standard, we will change our valuation of a mileage credit to an analysis of the award redemption value. The new valuation considers the value a passenger receives by redeeming miles rather than paying cash for an award ticket. This change increases our frequent flyer liability by approximately $2 billion. The mileage deferral and redemption rates are approximately the same; therefore, assuming stable volume, there would not be a significant change in revenue recognized from the program for a given period.

The adoption of the new standard will also reduce our air traffic liability by approximately $500 million. This change primarily results from estimating the tickets that will expire unused and recognizing revenue at the scheduled flight date rather than when the unused tickets expire.

Leases. In 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018.

We have not completed our assessment, but the adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations." We will adopt this standard effective January 1, 2019.

Statement of Cash Flows. In 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity's statement of cash flows, respectively. We will adopt the standards effective January 1, 2018.

Financial Instruments. In 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. We will adopt the standard effective January 1, 2018. This standard does not apply to our investments in Grupo Aeroméxico and Virgin Atlantic, which are accounted for under the equity method.

Our investments in GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL) and China Eastern are currently accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, the balance in accumulated other comprehensive income/(loss) ("AOCI") related to equity investments will be reclassified to retained earnings. As of December 31, 2017, a net unrealized gain of $162 million related to these investments was recorded in AOCI on our Consolidated Balance Sheet.

Our investment in Air France-KLM is currently accounted for at cost as our investment agreement restricts the sale or transfer of these shares for five years. Despite the restriction, upon adoption of ASU No. 2016-01, this investment will be accounted for at fair value with changes in fair value recognized in net income.

Retirement Benefits. In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In 2017, we recorded $50 million of non-service costs that will be reclassified to non-operating expense upon adoption. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt the standard effective January 1, 2018.

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides financial statement preparers with an option to reclassify stranded tax effects within AOCI from retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. See Note 11 of the Notes to the Consolidated Financial Statements for more information.

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

Derivatives

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our Consolidated Balance Sheets.

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

The following table summarizes the risk each type of derivative contract is hedging and the classification of related gains and losses on our Consolidated Statements of Operations:

Derivative Type	Hedged Risk	Classification of Gains and Losses
Fuel hedge contracts	Fluctuations in fuel prices	Aircraft fuel and related taxes
Interest rate contracts	Increases in interest rates	Interest expense, net
Foreign currency exchange contracts	Fluctuations in foreign currency exchange rates	Passenger revenue

The following table summarizes the accounting treatment of our derivative contracts:

Impact of Unrealized Gains and Losses
Accounting Designation	Effective Portion	Ineffective Portion
Not designated as hedges	Change in fair value of hedge is recorded in earnings
Designated as cash flow hedges	Market adjustments are recorded in AOCI	Excess, if any, over effective portion of hedge is recorded in non-operating expense
Designated as fair value hedges	Market adjustments are recorded in long-term debt and capital leases	Excess, if any, over effective portion of hedge is recorded in non-operating expense

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

The hedge margin we receive from counterparties is recorded in prepaid expenses and other, with the offsetting obligation in accounts payable. The hedge margin we provide to counterparties is recorded in prepaid expenses and other.

Long-Lived Assets

The following table summarizes our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2017	2016
Flight equipment	20-32 years	$30,688	$28,135
Ground property and equipment	3-40 years	7,665	6,581
Flight and ground equipment under capital leases	Shorter of lease term or estimated useful life	1,147	1,056
Advance payments for equipment		1,160	1,059
Less: accumulated depreciation and amortization(1)		(14,097)	(12,456)
Total property and equipment, net		$26,563	$24,375

(1)	Includes accumulated amortization for flight and ground equipment under capital leases in the amount of $668 million and $757 million at December 31, 2017 and 2016, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.2 billion, $1.9 billion and $1.8 billion for each of the years ended December 31, 2017, 2016 and 2015, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to 10 years. Included in the depreciation and amortization expense discussed above, we recorded $189 million, $160 million and $148 million for amortization of capitalized software for the years ended December 31, 2017, 2016 and 2015, respectively. The net book value of these assets totaled $659 million and $549 million at December 31, 2017 and 2016, respectively.

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

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., diminished slot restrictions or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

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

Identifiable Intangible Assets. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived intangible assets consist primarily of marketing and maintenance service agreements and are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements. Costs incurred to renew or extend the term of an intangible asset are expensed as incurred.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $1.1 billion and must be paid monthly. At December 31, 2017 and December 31, 2016, we had $1.1 billion and $431 million, respectively, outstanding on this purchasing card, which was classified as a financing activity in our Consolidated Statements of Cash Flows.

Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to our share repurchase program. We allocate the share purchase price in excess of par value between APIC and retained earnings.

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

Our marketing agreements with American Express extend to 2022. We account for the agreements consistent with the accounting method that allocates the consideration received to the individual products and services delivered based on their relative selling prices. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) the rate at which we sell mileage credits to other airlines, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

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

Other Revenue

Other revenue is primarily comprised of (1) loyalty programs, (2) administrative fees, club and on-board sales, (3) ancillary businesses and refinery and (4) baggage fees.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year incurred. Advertising expense was $284 million, $277 million and $230 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(b)	Income approach. Techniques to convert future amounts to a single present value amount based on market expectations (including present value techniques and option-pricing models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2017			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,357	$1,357	$—	(a)
Short-term investments
U.S. government and agency securities	93	84	9	(a)
Asset- and mortgage-backed securities	173	—	173	(a)
Corporate obligations	467	—	467	(a)
Other fixed income securities	92	—	92	(a)
Restricted cash equivalents and investments	38	38	—	(a)
Long-term investments	513	485	28	(a)
Hedge derivatives, net
Fuel hedge contracts	(66)	(43)	(23)	(a)(b)
Foreign currency exchange contracts	(17)	—	(17)	(a)

	December 31, 2016			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$2,279	$2,279	$—	(a)
Short-term investments
U.S. government securities	112	86	26	(a)
Asset- and mortgage-backed securities	68	—	68	(a)
Corporate obligations	295	—	295	(a)
Other fixed income securities	12	—	12	(a)
Restricted cash equivalents and investments	61	61	—	(a)
Long-term investments	139	115	24	(a)
Hedge derivatives, net
Fuel hedge contracts	(324)	(26)	(298)	(a)(b)
Foreign currency exchange contracts	27	—	27	(a)

(1)	See Note 9, "Employee Benefit Plans," for fair value of benefit plan assets.

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

Long-Term Investments. Our long-term investments that have historically been measured at fair value primarily consist of equity investments in Grupo Aeroméxico, the parent company of Aeroméxico, and the parent company of GOL. During 2017, we completed a tender offer for additional shares of Grupo Aeroméxico. With the completion of the tender offer, our investment is accounted for under the equity method and is no longer measured at fair value on a recurring basis. As of December 31, 2017, our long-term investments include our shares in China Eastern and the parent company of GOL. Our investments are valued based on market prices and are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil and refined products, as these commodities are highly correlated with the price of fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 10% to 28% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary based on maturity dates utilizing the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Canadian dollar forward contracts and are valued based on data readily observable in public markets.

NOTE 3. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at December 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Available- For-Sale
Due in one year or less	$323
Due after one year through three years	465
Due after three years through five years	19
Due after five years	18
Total	$825

Long-Term Investments

We have developed strategic relationships with certain airlines through equity investments and other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

Equity Method Investments

•
Aeroméxico. During 2017, we completed a $622 million tender offer and executed derivative contracts for $173 million to obtain additional capital stock of Grupo Aeroméxico, increasing our ownership percentage to a non-controlling 49% equity stake in Grupo Aeroméxico.

•	Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways.

We account for these investments under the equity method of accounting and recognize our portion of their financial results in miscellaneous, net in our Consolidated Statements of Operations.

Available-for-Sale Investments

•
GOL. We own 9% of the outstanding capital stock of GOL's parent company through ownership of its preferred shares. Driven by an improved outlook for the Brazilian economy and the financial performance of the company, the stock price of GOL's parent company has more than doubled since December 31, 2016 and exceeds the original cost of our investment. This unrealized gain of $56 million is recorded in AOCI.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheets as of December 31, 2017.

•
China Eastern. We have a 3% equity interest in China Eastern. Because the investment agreement with China Eastern restricts our sale or transfer of these shares through the September 2018 quarter, we had previously recorded this investment at cost. As we are now within one year of the lapse of these restrictions, we began accounting for the investment during the September 2017 quarter as available-for-sale with changes in fair value recorded in AOCI. As of December 31, 2017, the unrealized gain recorded in AOCI was $106 million.

Cost Method Investments

•
Air France-KLM. During 2017, we acquired 10% of the outstanding shares of our joint venture partner, Air France-KLM, for $450 million. Because our investment agreement restricts the sale or transfer of these shares for five years, we account for this investment at cost. We are working to develop a combined long-term joint venture with Air France-KLM and Virgin Atlantic as part of our investment strategy.

•
Republic Airways. During 2017, we acquired a 17% ownership interest in Republic Airways Holdings Inc. ("Republic"), in consideration for our unsecured claim in Republic’s bankruptcy case. This ownership interest is accounted for at cost as Republic's shares are not actively traded on a public exchange and we do not have the ability to exercise significant influence over Republic.

NOTE 4. DERIVATIVES AND RISK MANAGEMENT

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. We have recently managed our fuel price risk through a hedging program intended to reduce the financial impact from changes in the price of fuel as fuel prices are subject to potential volatility. In addition, we may enter into derivatives with third parties to hedge financial risk related to Monroe’s refining margins.

In response to this volatility, during 2015 and 2016 we entered into transactions to defer settlement of a portion of our hedge portfolio and lock in the amount of hedge settlements for a portion of 2016 and 2017. These deferral transactions, excluding markets movements from the date of inception, provided approximately $300 million in cash receipts in 2015 and 2016 and required approximately $300 million in cash payments in 2016 and 2017. We also early settled $455 million of our airline segment's 2016 positions during 2016. Cash flows associated with the deferral transactions are reported as cash flows from financing activities within our Consolidated Statements of Cash Flows.

During the years ended December 31, 2017, 2016 and 2015, we recorded fuel hedge losses of $81 million, $366 million and $741 million, respectively.

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

Hedge Position as of December 31, 2017

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	23,512	Japanese yen	November 2019	1	1	(13)	(6)	(17)
	490	Canadian dollars	May 2020
Not designated as hedges
Fuel hedge contracts	249	gallons - crude oil and refined products	May 2019	638	8	(694)	(18)	(66)
Total derivative contracts				$639	$9	$(707)	$(24)	$(83)

Hedge Position as of December 31, 2016

(in millions)	Volume		Final Maturity Date	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	54,853	Japanese yen	February 2019	31	3	(4)	(3)	27
	335	Canadian dollars	January 2019
Not designated as hedges
Fuel hedge contracts (1)	197	gallons - crude oil and refined products	January 2018	360	—	(684)	—	(324)
Total derivative contracts				$391	$3	$(688)	$(3)	$(297)

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

(in millions)	Hedge Derivatives Asset	Other Noncurrent Assets	Hedge Derivatives Liability	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2017
Net derivative contracts	$—	$1	$(68)	$(16)	$(83)
December 31, 2016
Net derivative contracts	$29	$2	$(326)	$(2)	$(297)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts during the years ended December 31, 2017, 2016 and 2015 are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive (Loss) Income
(in millions)	2017	2016	2015	2017	2016	2015
Foreign currency exchange contracts	10	37	198	(43)	(68)	(130)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $43 million and $38 million as of December 31, 2017 and 2016, respectively.

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

NOTE 5. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Value at December 31,
(in millions)	2017	2016
International routes and slots	$2,583	$2,563
Delta tradename	850	850
SkyTeam-related assets	661	661
Domestic slots	622	622
Total	$4,716	$4,696

International Routes and Slots. Our international routes and slots primarily relate to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Domestic Slots. Our domestic slots relate to our slots at New York-LaGuardia and Washington-Reagan National airports.

Definite-Lived Intangible Assets

	December 31, 2017		December 31, 2016
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(677)	$730	$(667)
Contracts	193	(115)	193	(108)
Other	53	(53)	53	(53)
Total	$976	$(845)	$976	$(828)

Amortization expense was $17 million, $17 million and $18 million for the years ended December 31, 2017, 2016 and 2015, respectively. We estimate that we will incur approximately $16 million of amortization expense annually through 2022.

NOTE 6. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2017			2017	2016
Pacific Facilities(1):
Pacific Term Loan B-1(2)	October 2018			3.99%	variable(4)		$1,048	$1,059
Pacific Revolving Credit Facility	October 2018			undrawn	variable(4)		—	—
2015 Credit Facilities(1):
Term Loan Facility(2)	August 2022			4.07%	variable(4)		490	495
Revolving Credit Facility	August 2020			undrawn	variable(4)		—	—
Financing arrangements secured by aircraft:
Certificates(3)	2018	to	2027	3.63%	to	8.02%	2,380	2,777
Notes(3)	2018	to	2027	1.81%	to	6.76%	1,961	2,488
Unsecured notes(5)	2020	to	2022	2.60%	to	3.63%	2,450	—
Other financings(3)(6)	2019	to	2030	0.00%	to	8.75%	210	293
Other revolving credit facilities(1)	2018	to	2019	undrawn	variable(4)		—	—
Total secured and unsecured debt							8,539	7,112
Unamortized discount and debt issue cost, net							(99)	(104)
Total debt							8,440	7,008
Less: current maturities							(2,145)	(1,009)
Total long-term debt							$6,295	$5,999

(1)	Guaranteed by substantially all of our domestic subsidiaries (the "Guarantors").

(2)	Borrowings must be repaid annually in an amount equal to 1% per year of the original principal amount (paid in equal quarterly installments), with the balance due on the final maturity date.

(3)	Due in installments.

(4)
Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin. Additionally, certain aircraft and other financings are comprised of variable rate debt.

(5)	Includes notes issued in March and December 2017.

(6)	Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

Unsecured Debt Offerings

During the March 2017 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes, consisting of $1.0 billion of 2.875% Notes due 2020 and $1.0 billion of 3.625% Notes due 2022. During the December 2017 quarter, we issued $450 million in aggregate principal amount of 2.600% Notes due 2020 (collectively, the "Notes"). The Notes are equal in priority with all of our other unsubordinated indebtedness and senior in priority to all of our future subordinated debt.
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
If we experience certain changes of control and a ratings decline on any series of Notes by two of the ratings agencies to a rating below investment grade within a certain period of time following a change of control or public notice of the occurrence of a change of control, we must offer to repurchase such series.

Key Financial Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2017.

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

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2017:

(in millions)
Revolving Credit Facility	$1,500
Pacific Revolving Credit Facility	415
Other revolving credit facilities	535
Total availability under revolving credit facilities	$2,450

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2017:

(in millions)	Total Debt	Amortization of Debt Discount and Debt Issuance Cost, net
2018	$2,183	$(42)
2019	1,359	(30)
2020	1,983	(8)
2021	345	(6)
2022	2,009	(7)
Thereafter	660	(6)
Total	$8,539	$(99)	$8,440

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

	December 31,
(in millions)	2017	2016
Total debt at par value	$8,539	$7,112
Unamortized discount and debt issuance cost, net	(99)	(104)
Net carrying amount	$8,440	$7,008
Fair value	$8,700	$7,300

NOTE 7. LEASE OBLIGATIONS

We lease aircraft, airport terminals, maintenance facilities, ticket offices and other property and equipment from third parties. Rental expense for operating leases, which is recorded on a straight-line basis over the life of the lease term, totaled $1.3 billion for the years ended December 31, 2017 and 2016 and $1.2 billion for the year ended December 31, 2015. Amounts due under capital leases are recorded as liabilities, while assets acquired under capital leases are recorded as property and equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense. Our airport terminal leases include contingent rents, which vary based upon facility usage, enplanements, aircraft weight and other factors. Many of our aircraft, facility and equipment leases include rental escalation clauses and/or renewal options. Our leases do not include residual value guarantees and we are not the primary beneficiary in or have other forms of variable interest with the lessor of the leased assets. As a result, we have not consolidated any of the entities that lease to us.

The following tables summarize our minimum rental commitments under capital leases and noncancelable operating leases (including certain aircraft flown by regional carriers) with initial or remaining terms in excess of one year for the years succeeding December 31, 2017:

Capital Leases

(in millions)	Total
2018	$116
2019	92
2020	65
2021	41
2022	24
Thereafter	126
Total minimum lease payments	464
Less: amount of lease payments representing interest	(70)
Present value of future minimum capital lease payments	394
Less: current obligations under capital leases	(97)
Long-term capital lease obligations	$297

Operating Leases

(in millions)	Delta Lease Payments(1)	Contract Carrier Aircraft Lease Payments(2)	Total
2018	$1,469	$266	$1,735
2019	1,322	267	1,589
2020	1,189	241	1,430
2021	983	173	1,156
2022	883	153	1,036
Thereafter	8,819	471	9,290
Total minimum lease payments	$14,665	$1,571	$16,236

(1)	Includes payments accounted for as construction obligations.

(2)
Represents the minimum lease obligations under our contract carrier agreements with Compass Airlines, LLC, ExpressJet Airlines, Inc., GoJet Airlines, LLC, Republic Airline, Inc. and SkyWest Airlines, Inc.

NOTE 8. AIRPORT REDEVELOPMENT

New York-JFK Airport

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

We managed the project and bore the construction risk, including cost overruns. We recorded an asset for project costs (e.g., design, permitting, labor and other general construction costs), regardless of funding source, and a construction obligation equal to project costs funded by parties other than us. Our rental payments reduce the construction obligation and result in the recording of interest expense, calculated using the effective interest method. As of December 31, 2017, we have recorded $691 million as property and equipment and $744 million as the related construction obligation.

We have an equity method investment in the entity which owns IAT, our sublessor at Terminal 4. The Sublease requires us to pay certain fixed management fees. We determined the investment is a variable interest entity and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease, with respect to management of Terminal 4, are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate the entity in which we have an investment in our Consolidated Financial Statements.

Los Angeles International Airport

During 2016, we announced plans to modernize, upgrade and connect Terminals 2 and 3 at Los Angeles International Airport (“LAX”) over the next seven years. A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017. We have guaranteed the obligations of the RAIC under the credit facility. Because the RAIC remains in compliance with the terms of its credit facility, we have not recorded a liability on our Consolidated Balance Sheet as of December 31, 2017.

New York-LaGuardia Airport

As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (the “Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 30 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal with improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improved energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers.

NOTE 9. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. We have no minimum funding requirements in 2018. However, in January 2018, we voluntarily contributed approximately $500 million to these plans.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were $875 million, $733 million and $592 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Postretirement Healthcare Plans. We sponsor healthcare plans that include providing benefits to eligible retirees and their dependents who are under age 65. We have generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987. Benefits under these plans are funded from current assets and employee contributions.

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of death and/or disability.

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2017	2016	2017	2016
Benefit obligation at beginning of period	$20,859	$20,611	$3,379	$3,336
Service cost	—	—	87	68
Interest cost	853	917	138	147
Actuarial loss (gain)	1,068	411	183	115
Benefits paid, including lump sums and annuities	(1,075)	(1,071)	(311)	(318)
Participant contributions	—	—	28	31
Settlements	(9)	(9)	—	—
Benefit obligation at end of period(1)	$21,696	$20,859	$3,504	$3,379

Fair value of plan assets at beginning of period	$10,301	$9,374	$784	$884
Actual gain (loss) on plan assets	1,966	687	138	51
Employer contributions	3,561	1,320	254	154
Participant contributions	—	—	28	31
Benefits paid, including lump sums and annuities	(1,075)	(1,071)	(338)	(336)
Settlements	(9)	(9)	—	—
Fair value of plan assets at end of period	$14,744	$10,301	$866	$784

Funded status at end of period	$(6,952)	$(10,558)	$(2,638)	$(2,595)

(1)	At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2017 and 2016, net actuarial losses increased our benefit obligation due to the decrease in discount rates. These gains and losses are recorded in AOCI and reflected in the table below.

A net actuarial loss of $277 million will be amortized from AOCI into net periodic benefit cost in 2018. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2017	2016	2017	2016
Current liabilities	$(32)	$(30)	$(121)	$(125)
Noncurrent liabilities	(6,920)	(10,528)	(2,517)	(2,470)
Total liabilities	$(6,952)	$(10,558)	$(2,638)	$(2,595)

Net actuarial loss	$(8,495)	$(8,515)	$(651)	$(570)
Prior service credit	—	—	56	82
Total accumulated other comprehensive loss, pre-tax	$(8,495)	$(8,515)	$(595)	$(488)

Net Periodic Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$87	$68	$62
Interest cost	853	917	884	138	147	141
Expected return on plan assets	(1,143)	(902)	(879)	(69)	(74)	(81)
Amortization of prior service credit	—	—	—	(26)	(26)	(26)
Recognized net actuarial loss	262	233	232	32	24	24
Settlements	3	3	3	—	—	—
Net periodic cost(1)	$(25)	$251	$240	$162	$139	$120

(1)	See Note 1 for discussion on ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715)."

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)	2017	2016
Weighted average discount rate	3.69%	4.20%

	Year Ended December 31,
Net Periodic Cost(1)	2017	2016	2015
Weighted average discount rate - pension benefit	4.14%	4.57%	4.13%
Weighted average discount rate - other postretirement benefit	4.19%	4.53%	4.13%
Weighted average discount rate - other postemployment benefit	4.14%	4.50%	4.13%
Weighted average expected long-term rate of return on plan assets	8.96%	8.94%	8.94%
Assumed healthcare cost trend rate(2)	7.00%	6.50%	7.00%

(1)	Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment liability.

(2)	Healthcare cost trend rate at December 31, 2017 is assumed to decline gradually to 5.00% by 2026 and remain unchanged thereafter.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the plan benefit obligation for these plans would have the following effects:

(in millions)	1% Increase	1% (Decrease)
Increase (decrease) in total service and interest cost	$1	$(1)
Increase (decrease) in the accumulated plan benefit obligation	9	(30)

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2017 was 8.96%.

Life Expectancy. Changes in life expectancy may significantly change our benefit obligations and future expense. We use the Society of Actuaries ("SOA") published mortality data, other publicly available information and our own perspective of future longevity to develop our best estimate of life expectancy. The SOA publishes annual updated mortality tables for U.S. plans and updated improvement scale. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

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

The following table summarizes the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2018	$1,170	$284
2019	1,177	291
2020	1,201	296
2021	1,220	297
2022	1,238	296
2023-2027	6,351	1,417

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans' long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivatives. Our investment strategies target a mix of 40-50% growth-seeking assets, 20-30% income-generating assets and 25-30% risk-diversifying assets. Risk diversifying assets include hedged mandates implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and are used to improve the impact of active management on the plans.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the Consolidated Balance Sheets. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the levels within the fair value hierarchy and associated valuation techniques used to measure fair value. The following table shows our benefit plan assets by asset class.

	December 31, 2017			December 31, 2016			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equities and equity-related instruments	$2,033	$13	$2,046	$2,021	$14	$2,035	(a)
Delta common stock	801	—	801	386	—	386	(a)
Cash equivalents	735	697	1,432	228	1,240	1,468	(a)
Fixed income and fixed income-related instruments	17	3,648	3,665	8	1,190	1,198	(a)(b)
Benefit plan assets	$3,586	$4,358	$7,944	$2,643	$2,444	$5,087

Investments measured at net asset value ("NAV")(1)			$7,378			$5,724
Total benefit plan assets			$15,322			$10,811

(1)	Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

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

Delta Common Stock. In each of 2017 and 2016, we contributed $350 million of Delta common stock as a portion of the employer contribution to certain of its defined benefit pension plans. The Delta common stock investment is managed by an independent fiduciary.

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

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

	December 31, 2017				December 31, 2016
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments	Fair Value	Redemption Frequency	Redemption Notice Period	Unfunded Commitments
Hedge funds and hedge fund-related strategies	$4,768	(5)	2-120 Days	$—	$3,308	(5)	4-120 Days	$—
Commingled funds, private equity and private equity-related instruments	1,375	(1) (3) (4)	10-30 Days	—	1,214	(1) (3) (4)	15-30 Days	525
Fixed income and fixed income-related instruments	311	(2)	3-15 Days	—	270	(2)	5 Days	—
Real assets	924	(3) (4)	N/A	94	698	(3) (4)	N/A	529
Other	—	(1)	30 Days	—	234	(2)	2 Days	—
Total investments measured at NAV	$7,378			$94	$5,724			$1,054

(1)	Monthly

(2)	Semi-monthly

(3)	Semi-annually

(4)	Annually

(5)	Various. Includes funds with weekly, monthly, semi-monthly, quarterly and custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.

Hedge Funds and Hedge Fund-Related Strategies. These investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist. These funds are typically valued monthly by third-party administrators that have been appointed by the funds' general partners.

Commingled Funds, Private Equity and Private Equity-Related Instruments. Investments include commingled funds invested in common stock, as well as private equity and private equity-related instruments. Commingled funds are based on quoted market prices of the underlying assets owned by the fund. Private equity and private equity-related strategies are valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions.

Fixed Income and Fixed Income-Related Instruments. Investments include commingled funds invested in debt obligations. Commingled funds are based on quoted market prices of the underlying assets owned by the fund.

Real Assets. These investments include real estate, energy, timberland, agriculture and infrastructure. The valuation of real assets requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Investments are valued based on valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions.

Other. Primarily includes globally-diversified, risk-managed commingled funds consisting mainly of equity, fixed income and commodity exposures.

On an annual basis we assess the potential for adjustments to the fair value of all investments. Certain of our investments are valued using NAV as a practical expedient due to the lag in the availability of data. This primarily applies to private equity, private equity-related strategies and real assets. We solicit valuation updates from the investment mangers and use their information and corroborating data from public markets to determine any needed fair value adjustments.

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For the years ended December 31, 2017, 2016 and 2015, we recorded expenses of $1.1 billion, $1.1 billion and $1.5 billion under the profit sharing program, respectively.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but for 2016 and the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees. For years prior to 2016, the profit sharing program for merit, ground and flight attendant employees paid according to the current formula. Going forward, all eligible employees will be paid profit sharing under the current formula.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $18.3 billion at December 31, 2017:

(in millions)	Total
2018	$3,570
2019	3,370
2020	3,270
2021	3,880
2022	2,450
Thereafter	1,740
Total	$18,280

Our future aircraft purchase commitments included the following aircraft at December 31, 2017:

Aircraft Type	Purchase Commitments
A321-200	93
A321-200neo	100
A330-900neo	25
A350-900	19
B-737-900ER	41
CS100	75
Total	353

During 2017, we entered into agreements with Airbus to place an expanded A321-200 order for 45 firm additional aircraft and to defer 10 of our A350-900 aircraft deliveries set for 2019-2020 by two to three years. We also entered into an agreement with Airbus to order 100 A321-200neo aircraft to start delivery in 2020 with the option to purchase an additional 100 A321-200neo aircraft.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring from 2018 to 2027.

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

(in millions)	Amount(1)
2018	$1,772
2019	1,603
2020	1,320
2021	793
2022	723
Thereafter	1,975
Total	$8,186

(1)	These amounts exclude contract carrier payments accounted for as operating leases of aircraft, which are described in Note 7.

Revenue Proration Agreement. As of December 31, 2017, a portion of our contract carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2017 or 2016.

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

Employees Under Collective Bargaining Agreements

At December 31, 2017, we had approximately 87,000 full-time equivalent employees. Approximately 19% of these employees were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	13,234	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	420	PAFCA	March 31, 2018
Endeavor Air Pilots	1,805	ALPA	January 1, 2024
Endeavor Air Flight Attendants	1,160	AFA	December 31, 2018
Endeavor Air Dispatchers	55	PAFCA	December 31, 2018

In addition, 192 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self help upon the expiration of the agreement.

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

NOTE 11. INCOME TAXES

Income Tax Provision

Our income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current tax (provision) benefit:
Federal	$(4)	$—	$(23)
State and local	5	(28)	(25)
International	(54)	(12)	(2)
Deferred tax provision:
Federal	(1,911)	(2,080)	(2,409)
State and local	(160)	(143)	(172)
Income tax provision	$(2,124)	$(2,263)	$(2,631)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	1.8	1.8
Decrease in valuation allowance	—	—	(0.2)
Foreign tax rate differential	(2.2)	(2.0)	—
Tax Cuts and Jobs Act adjustment	2.6	—	—
Other	—	(0.7)	0.2
Effective income tax rate	37.2%	34.1%	36.8%

Following the enactment of the Tax Cuts and Jobs Act of 2017, we recorded a provisional tax expense estimate of $150 million resulting in a 2.6% increase in our effective tax rate. The provisional estimate includes recognition of tax expense related to certain of our undistributed foreign earnings and tax expense to decrease our federal net deferred tax asset to a 21% statutory tax rate. We are evaluating our share of undistributed earnings from certain of our foreign investments and will reflect the impact, if any, in 2018 when such impact is finalized.

As a result of the Tax Cuts and Jobs Act of 2017, we assessed tax on $732 million of foreign earnings which would have otherwise been indefinitely reinvested outside the U.S. At December 31, 2016, we had $379 million of undistributed foreign earnings.

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,440	$2,485
Pension, postretirement and other benefits	2,545	5,259
Alternative minimum tax credit carryforward	379	379
Deferred revenue	1,024	1,544
Other	746	1,075
Valuation allowance	(19)	(40)
Total deferred tax assets	$6,115	$10,702
Deferred tax liabilities:
Depreciation	$3,936	$5,701
Intangible assets	1,070	1,691
Other	174	246
Total deferred tax liabilities	$5,180	$7,638

Net deferred tax assets	$935	$3,064

At December 31, 2017, we had $379 million of federal alternative minimum tax credit carryforwards. As a result of the Tax Cuts and Jobs Act of 2017, this credit becomes refundable to us if not used by 2021. We have $5.1 billion of federal pre-tax net operating loss carryforwards, which will not begin to expire until 2027.

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). At the end of 2017, the Tax Cut and Jobs Act of 2017 reduced the statutory tax rate in the U.S. from 35% to 21%. GAAP requires that the tax expense related to tax law changes be recognized in current earnings, even when a portion of the related deferred tax asset originated through amounts recognized in AOCI. As a result, $700 million of income tax expense remains in AOCI, primarily related to pension obligations, and will not be recognized in net income until the pension obligations are fully extinguished, which will not occur for approximately 25 years.

Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2017, 2016 and 2015 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost of shares held in treasury was $21.19 and $19.40 as of December 31, 2017 and 2016, respectively.

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2017, there were 30 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense for these awards is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $108 million, $105 million and $76 million for the years ended December 31, 2017, 2016 and 2015, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2017, unrecognized costs related to unvested shares and stock options totaled $82 million. We expect substantially all unvested awards to vest and recognize any forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2017, there were 2.6 million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2017, there were 1.9 million outstanding stock option awards with a weighted average exercise price of $38.59, and 771 thousand were exercisable.

Performance Awards. Performance awards are long-term incentive opportunities, which are payable in common stock and/or cash, and are generally contingent upon our achieving certain financial goals.

Other. During 2017 and 2016, we recognized $21 million and $33 million, respectively, of excess tax benefits in our income tax provision.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts	Investments	Total
Balance at January 1, 2015 (net of tax effect of $1,279)	$(7,517)	$222	$(16)	$(7,311)
Changes in value (net of tax effect of $41)	10	43	(45)	8
Reclassification into earnings (net of tax effect of $16)(1)	153	(125)	—	28
Balance at December 31, 2015 (net of tax effect of $1,222)	(7,354)	140	(61)	(7,275)
Changes in value (net of tax effect of $293)	(482)	(19)	42	(459)
Reclassification into earnings (net of tax effect of $57)(1)	122	(24)	—	98
Balance at December 31, 2016 (net of tax effect of $1,458)	(7,714)	97	(19)	(7,636)
Changes in value (net of tax effect of $32)	(264)	(21)	148	(137)
Reclassification into earnings (net of tax effect of $90)(1)	166	(6)	(8)	152
Balance at December 31, 2017 (net of tax effect of $1,400)	$(7,812)	$70	$121	$(7,621)

(1)
Amounts reclassified from AOCI for pension and other benefits liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in salaries and related costs and in passenger revenue, respectively, in the Consolidated Statements of Operations. The reclassification into earnings for investments relates to our investment in Grupo Aeroméxico and the related conversion to accounting under the equity method. The reclassification of the unrealized gain was recorded to non-operating expense in our Consolidates Statements of Operations.

(2)
Includes $700 million of deferred income tax expense, primarily related to pension obligations, that will not be recognized in net income until the pension obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.

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

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2017, 2016 and 2015 was $3.2 billion, $2.7 billion and $3.1 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2017
Operating revenue:	$40,742	$5,039			$41,244
Sales to airline segment			$(886)	(1)
Exchanged products			(3,240)	(2)
Sales of refined products			(411)	(3)
Operating income	6,004	110			6,114
Interest expense (income), net	403	(7)			396
Depreciation and amortization	2,188	47			2,235
Total assets, end of period	51,165	2,127			53,292
Capital expenditures	3,743	148			3,891
Year Ended December 31, 2016
Operating revenue:	$39,406	$3,843			$39,639
Sales to airline segment			$(695)	(1)
Exchanged products			(2,658)	(2)
Sales of refined products			(257)	(3)
Operating income (loss)(4)	7,077	(125)			6,952
Interest expense, net	386	2			388
Depreciation and amortization	1,862	40			1,902
Total assets, end of period	49,930	1,331			51,261
Capital expenditures	3,270	121			3,391
Year Ended December 31, 2015
Operating revenue:	$40,398	$4,741			$40,704
Sales to airline segment			$(990)	(1)
Exchanged products			(3,108)	(2)
Sales of refined products			(337)	(3)
Operating income(4)	7,512	290			7,802
Interest expense, net	481	—			481
Depreciation and amortization	1,805	30			1,835
Total assets, end of period	51,785	1,349			53,134
Capital expenditures	2,853	92			2,945

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

Our operating revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic	$29,556	$28,108	$27,884
Atlantic	6,044	5,919	6,505
Pacific	2,730	2,939	3,503
Latin America	2,914	2,673	2,812
Total	$41,244	$39,639	$40,704

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 15. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	2017	2016	2015
Liability at beginning of period	$333	$467	$504
Payments	(103)	(144)	(127)
Additional expenses and other	7	10	90
Liability at end of period	$237	$333	$467

Restructuring charges primarily include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. We are continuing to restructure our domestic fleet by replacing a portion of our 50-seat regional fleet with more efficient and customer preferred aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. We are also restructuring our Pacific network by retiring the B-747-400 fleet (the last aircraft retired during 2017) and replacing the fleet with smaller-gauge, widebody aircraft to better match capacity with demand.

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

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Net income	$3,577	$4,373	$4,526

Basic weighted average shares outstanding	720	751	797
Dilutive effect of share-based awards	3	4	7
Diluted weighted average shares outstanding	723	755	804

Basic earnings per share	$4.97	$5.82	$5.68
Diluted earnings per share	$4.95	$5.79	$5.63

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2017
Operating revenue	$9,148	$10,791	$11,060	$10,245
Operating income	1,053	2,028	1,839	1,193
Net income	603	1,224	1,178	572
Basic earnings per share	$0.83	$1.68	$1.64	$0.81
Diluted earnings per share	$0.82	$1.68	$1.64	$0.80
2016
Operating revenue	$9,251	$10,447	$10,483	$9,458
Operating income	1,540	2,423	1,969	1,020
Net income	946	1,546	1,259	622
Basic earnings per share	$1.22	$2.04	$1.70	$0.85
Diluted earnings per share	$1.21	$2.03	$1.69	$0.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2017 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2017, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2017. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitation of Internal Control Over Financial Reporting

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

Atlanta, Georgia	/s/ Ernst & Young LLP
February 23, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings "Governance Matters," "Proposal 1 - Election of Directors - Information About Nominees" and "Other Matters - Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed with the Commission related to our 2018 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2017.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	3,365,648	$21.53	29,758,243
Equity compensation plans not approved by securities holders	—	—	—
Total	3,365,648	$21.53	29,758,243

(1)	Includes a maximum of 1,487,298 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2017.

(2)	Includes performance share awards, which do not have exercise prices. The weighted average exercise price of options is $38.59.

(3)
Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 2,599,512 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

Other information required by this item is set forth under the heading "Beneficial Ownership of Securities" in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings "Governance Matters" and "Proposal 1 - Election of Directors" in our Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading "Proposal 3 - Ratification of the Appointment of Independent Auditors" in our Proxy Statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements

(2). The schedule required by this item is included in Notes 11 and 15 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3). Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.11 through 10.23.

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

10.1
Credit and Guaranty Agreement, dated as of August 24, 2015, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, Barclays Bank PLC, Bank of America, N.A., Wells Fargo Bank, N.A. and U.S. Bank National Association, as Co-Syndication Agents, BBVA Compass and Fifth Third Bank, as Co-Documentation Agents, J.P. Morgan Securities LLC, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Morgan Stanley Senior Funding, Inc., Wells Fargo Securities, LLC, Natixis, New York Branch, U.S. Bank National Association and UBS Securities LLC, as Revolving Facility Joint Lead Arrangers and Revolving Facility Joint Bookrunners and Barclays Bank PLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., BBVA Compass, Credit Agricole Corporate and Investment Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Lending Partners LLC, Wells Fargo Securities, LLC and U.S. Bank National Association, as Term Loan Joint Lead Arrangers and Term Loan Joint Bookrunners (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).*

10.2
Credit and Guaranty Agreement, dated as of October 18, 2012, among Delta Air Lines, Inc., as Borrower, the subsidiaries of the Borrower named as Guarantors, each of the several Lenders party thereto, Barclays Bank PLC, as administrative agent, Wilmington Trust, National Association, as Collateral Trustee, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as co-documentation agents, Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and UBS Securities LLC, as joint lead arrangers, and Barclays Bank PLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as joint bookrunners (Filed as Exhibit 10.2 to Delta's Annual Report on Form 10-K for the year ended December 31, 2012).*

10.3
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.4
Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.5(a)
Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 13") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.5(b)
Supplemental Agreement No. 17 to Purchase Agreement Number 2022, dated December 16, 2015, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 17") (Filed as Exhibit 10.6(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.5(c)
Supplemental Agreement No. 20 to Purchase Agreement Number 2022, dated March 30, 2017, between The Boeing Company and Delta relating to Boeing Model 737NG Aircraft ("Supplemental Agreement No. 20") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*/**

10.5(d)	Letter Agreements, dated March 30, 2017, relating to Supplemental Agreement No. 20 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*/**

10.6(a)	Letter Agreements, dated August 24, 2011, relating to Supplemental Agreement 13 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.6(b)	Letter Agreements, dated December 16, 2015, relating to Supplemental Agreement 17 (Filed as Exhibit 10.7(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.7(a)	Aircraft General Terms Agreement, dated October 21, 1997, between Boeing and Delta (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.7(b)
Letter Agreement, dated August 24, 2011, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 13 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.7(c)
Letter Agreement, dated December 16, 2015, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 17 (Filed as Exhibit 10.8(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.8(a)
Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*/**

10.8(b)
Amendment No. 3, dated May 10, 2017, to Airbus A330 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 3”) (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.8(c)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 3 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.9(a)
Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S and Delta Air Lines, Inc., as amended through April 29, 2016 (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*/**

10.9(b)
Amendment No. 9, dated May 10, 2017, to Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 9”) (Filed as Exhibit 10.1(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.9(c)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 9 (Filed as Exhibit 10.1(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.10	Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S and Delta Air Lines, Inc.**

10.11	Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.12
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.13	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.11 to Delta's Annual Report on Form 10- K for the year ended December 31, 2016).*

10.14(a) Delta Air Lines, Inc. 2015 Long Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10- K for the year ended December 31, 2014).*

10.14(b) First Amendment to the Delta Air Lines, Inc. 2015 Long Term Incentive Program.

10.14(c) Model Award Agreement for the Delta Air Lines, Inc. 2015 Long Term Incentive Program (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.15(a) Delta Air Lines, Inc. 2016 Long Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10- K for the year ended December 31, 2015).*

10.15(b) First Amendment to the Delta Air Lines, Inc. 2016 Long Term Incentive Program.

10.15(c) Model Award Agreement for the Delta Air Lines, Inc. 2016 Long Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.16(a)	Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10- K for the year ended December 31, 2016).*

10.16(b)	First Amendment to the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*

10.16(c) Second Amendment to the Delta Air Lines, Inc. 2017 Long-Term Incentive Program.

10.16(d)	Model Award Agreement for the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.17	Delta Air Lines, Inc. 2018 Long-Term Incentive Program.

10.18(a)	Delta Air Lines, Inc. 2017 Management Incentive Plan (Filed as Exhibit 10.17 to Delta's Annual Report on Form 10-K for the year ended December 31, 2016).*

10.18(b) First Amendment to the Delta Air Lines, Inc. 2017 Management Incentive Plan.

10.19	Delta Air Lines, Inc. 2018 Management Incentive Plan.

10.20
Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.21	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.22	Terms of 2016 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.23	Terms of 2017 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*

12.1	Statement regarding computation of ratio of earnings to fixed charges for each fiscal year in the five-year period ended December 31, 2017.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2018.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of February, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Francis S. Blake	Chairman of the Board
Francis S. Blake

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ Ashton B. Carter	Director
Ashton B. Carter

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Mickey P. Foret	Director
Mickey P. Foret

/s/ Jeanne P. Jackson	Director
Jeanne P. Jackson

/s/ George N. Mattson	Director
George N. Mattson

/s/ Douglas R. Ralph	Director
Douglas R. Ralph

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ Kathy N. Waller	Director
Kathy N. Waller