Form 10-Q
period 2018-03-31
DELTA AIR LINES INC /DE/
filed 2018-04-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2018:
Common Stock, $0.0001 par value - 702,478,205 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("Form 10-K") and "Item 1A. Risk Factors" of Part II of this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2018, the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Atlanta, Georgia
April 12, 2018

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,447	$1,814
Short-term investments	523	825
Accounts receivable, net of an allowance for uncollectible accounts of $13 and $12 at March 31, 2018 and December 31, 2017, respectively	2,568	2,377
Fuel inventory	723	916
Expendable parts and supplies inventories, net of an allowance for obsolescence of $119 and $113 at March 31, 2018 and December 31, 2017, respectively	423	413
Prepaid expenses and other	2,040	1,499
Total current assets	7,724	7,844
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $14,585 and $14,097 at March 31, 2018 and December 31, 2017, respectively	27,096	26,563
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $849 and $845 at March 31, 2018 and December 31, 2017, respectively	4,843	4,847
Deferred income taxes, net	1,175	1,354
Other noncurrent assets	3,446	3,309
Total other assets	19,258	19,304
Total assets	$54,078	$53,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$2,289	$2,242
Air traffic liability	6,233	4,364
Accounts payable	3,351	3,674
Accrued salaries and related benefits	1,915	3,022
Frequent flyer deferred revenue	2,758	2,762
Fuel card obligation	1,062	1,067
Other accrued liabilities	2,404	1,868
Total current liabilities	20,012	18,999
Noncurrent Liabilities:
Long-term debt and capital leases	6,360	6,592
Pension, postretirement and related benefits	9,193	9,810
Frequent flyer deferred revenue	3,636	3,559
Other noncurrent liabilities	2,320	2,221
Total noncurrent liabilities	21,509	22,182
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 710,603,639 and 714,674,160 shares issued at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	11,967	12,053
Retained earnings	8,465	8,256
Accumulated other comprehensive loss	(7,681)	(7,621)
Treasury stock, at cost, 8,125,434 and 7,476,181 shares at March 31, 2018 and December 31, 2017, respectively	(194)	(158)
Total stockholders' equity	12,557	12,530
Total liabilities and stockholders' equity	$54,078	$53,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Operating Revenue:
Passenger	$8,765	$8,178
Cargo	202	163
Other	1,001	760
Total operating revenue	9,968	9,101

Operating Expense:
Salaries and related costs	2,584	2,386
Aircraft fuel and related taxes	1,856	1,482
Regional carriers expense, excluding fuel	856	864
Depreciation and amortization	610	537
Contracted services	544	505
Ancillary businesses and refinery	493	292
Aircraft maintenance materials and outside repairs	435	432
Passenger commissions and other selling expenses	427	404
Landing fees and other rents	373	361
Passenger service	263	234
Profit sharing	183	151
Aircraft rent	94	84
Other	410	370
Total operating expense	9,128	8,102

Operating Income	840	999

Non-Operating Expense:
Interest expense, net	(102)	(94)
Unrealized gain/(loss) on investments, net	18	—
Miscellaneous, net	(38)	(56)
Total non-operating expense, net	(122)	(150)

Income Before Income Taxes	718	849

Income Tax Provision	(171)	(288)

Net Income	$547	$561

Basic Earnings Per Share	$0.78	$0.77
Diluted Earnings Per Share	$0.77	$0.77
Cash Dividends Declared Per Share	$0.31	$0.20

Comprehensive Income	$487	$626

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net Cash Provided by (Used in) Operating Activities	$1,343	$(830)

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(991)	(595)
Ground property and equipment, including technology	(274)	(207)
Purchase of equity investments	—	(622)
Purchase of short-term investments	(63)	(463)
Redemption of short-term investments	363	207
Other, net	38	(28)
Net cash used in investing activities	(927)	(1,708)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(244)	(288)
Repurchase of common stock	(325)	(200)
Cash dividends	(217)	(149)
Fuel card obligation	(5)	334
Proceeds from long-term obligations	—	2,004
Other, net	4	(21)
Net cash (used in) provided by financing activities	(787)	1,680

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(371)	(858)
Cash, cash equivalents and restricted cash at beginning of period	1,853	2,826
Cash, cash equivalents and restricted cash at end of period	$1,482	$1,968

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$—	$350
Flight and ground equipment acquired under capital leases	50	186

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:
	Three Months Ended March 31,
(in millions)	2018	2017
Current assets:
Cash and cash equivalents	$1,447	$1,907
Restricted cash included in prepaid expenses and other	35	61
Total cash, cash equivalents and restricted cash	$1,482	$1,968

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2017.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2018 are not necessarily indicative of operating results for the entire year.

We recast prior period financial statements to conform with the adoption of the revenue recognition and retirement benefits standards, described below. In addition, we have reclassified regional carriers fuel expense from regional carriers expense to aircraft fuel and related taxes, and consolidated ancillary businesses and refinery expenses into one financial statement line item, in addition to making other classification changes to conform to the current year presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Leases. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." This standard will require leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019.

We have not completed our assessment, but the adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") or the Condensed Consolidated Statements of Cash Flows ("cash flows statement"). Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K.

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) ("AOCI") to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but the adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. We will adopt this standard effective January 1, 2019.

Recently Adopted Standards

Revenue from Contracts with Customers. In 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We adopted this standard using the full retrospective transition method effective January 1, 2018 and recast prior year results as shown below.

While the adoption of the new standard did not have a significant effect on earnings, approximately $2 billion of certain annual revenues that were previously classified in other revenue have been reclassified to passenger revenue. These revenues include baggage fees, administrative charges and other travel-related fees, which are deemed part of the single performance obligation of providing passenger transportation.

In addition, the adoption of the new standard increases the rate used to account for frequent flyer miles. We previously analyzed our standalone sales of mileage credits to other airlines and customers to establish the accounting value for frequent flyer miles. Considering the guidance in the new standard, we changed our valuation of a mileage credit to an analysis of the award redemption value. The new valuation considers the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash. This change increased our frequent flyer liability at December 31, 2017 by $2.2 billion. The mileage deferral and redemption rates are approximately the same; therefore, assuming stable volume, there would not be a significant change in revenue recognized from the program in a given period.

The adoption of the new standard also reduced our air traffic liability at December 31, 2017 by $524 million. This change primarily results from estimating the tickets that will expire unused and recognizing revenue at the scheduled flight date rather than when the unused tickets expire.

See Note 2, "Revenue Recognition," for more information.

Statement of Cash Flows. In 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments, and the presentation of restricted cash within an entity's cash flows statement, respectively. We adopted these standards effective January 1, 2018.

Financial Instruments. In 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10)" to clarify certain aspects of ASU No. 2016-01. We adopted these standards effective January 1, 2018.

Our investments in GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), and China Eastern were accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, we reclassified an unrealized gain of $162 million related to these investments from AOCI to retained earnings.

Our investment in Air France-KLM was accounted for at cost during 2017 as our investment agreement restricts the sale or transfer of these shares for five years. Upon adopting ASU Nos. 2016-01 and 2018-03, we recognized a $148 million gain in unrealized gain/(loss) on investments related to the value of Air France-KLM's stock compared to our investment basis at December 31, 2017. Consistent with our investments in GOL and China Eastern, this investment is now accounted for at fair value with changes in fair value recognized in net income.

Retirement Benefits. In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard effective January 1, 2018. The components of the net (benefit) cost are shown in Note 7, "Employee Benefit Plans." As a result of the adoption, for the three months ended March 31, 2017, we reclassified $12 million from operating expense into non-operating expense in our income statement.

Impact of Recently Adopted Standards

We recast certain prior period amounts to conform with the adoption of the revenue recognition and retirement benefits standards, as shown in the tables below.

	Three Months Ended March 31, 2017
(in millions, except per share data)	As Previously Reported	Adjustments	Current Presentation
Income statement:
Passenger revenue	$7,688	$490	$8,178
Cargo revenue	160	3	163
Other revenue	1,300	(540)	760
Operating expense	8,095	7	8,102
Non-operating expense	(138)	(12)	(150)
Income tax provision	(312)	24	(288)
Net income	603	(42)	561
Diluted earnings per share	$0.82	$(0.05)	$0.77

	December 31, 2017
(in millions)	As Previously Reported	Adjustments	Current Presentation
Balance sheet:
Deferred income taxes, net	$935	$419	$1,354
Air traffic liability	4,888	(524)	4,364
Frequent flyer deferred revenue (current and noncurrent)	4,118	2,203	6,321
Other accrued and other noncurrent liabilities	3,969	120	4,089
Retained earnings	9,636	(1,380)	8,256

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended March 31,
(in millions)	2018	2017
Ticket	$7,653	$7,105
Loyalty travel awards	618	582
Travel-related services	494	491
Total passenger revenue	$8,765	$8,178

Ticket

Passenger tickets. We record sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket breakage occurs. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. We periodically evaluate the estimated air traffic liability and record any adjustments in our income statement. These adjustments relate primarily to refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

We recognized $2.1 billion in passenger revenue during each of the three months ended March 31, 2018 and 2017 that was recorded in our air traffic liability balances of $4.4 billion and $4.1 billion at December 31, 2017 and 2016, respectively. We expect the remaining balance of the December 31, 2017 liability to be recognized during 2018.

Ticket breakage. We estimate the value of tickets that will expire unused and recognize revenue at the scheduled flight date.

Regional carriers. Our regional carriers include both our contract carrier agreements with third-party regional carriers ("contract carriers") and Endeavor Air, Inc. ("Endeavor"), our wholly owned subsidiary. Our contract carrier agreements are primarily structured as capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase. We record revenue related to our capacity purchase agreements in passenger revenue and the related expenses in regional carriers expense, excluding fuel.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits for travel. We recognize loyalty travel award revenue in passenger revenue as mileage credits are redeemed and travel is provided. See below for discussion of our frequent flyer program accounting policies.

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight, including administrative fees (such as ticket change fees), baggage fees and on-board sales. We recognize revenue for these services when the related transportation service is provided. Prior to the adoption of the new standard, the majority of these fees were classified in other revenue.

Frequent Flyer Program

Our frequent flyer program (the "SkyMiles program") generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and airlines that participate in the SkyMiles program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and travel fare paid. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.

To reflect the mileage credits earned, the SkyMiles program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credit earned with travel and (2) mileage credit sold to participating companies.

Passenger ticket sales earning mileage credits. Passenger ticket sales earning mileage credits under our SkyMiles program provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV").

We defer revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused.

Sale of mileage credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. During the three months ended March 31, 2018 and 2017, total cash sales from marketing agreements were $841 million and $757 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards program participants, and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access and the use of our brand. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

We defer the amount for award travel obligation as part of frequent flyer deferred revenue and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access to Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue over time as miles are delivered.

Mileage breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years.

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent frequent flyer liability, and includes miles earned through travel and miles sold, which are primarily through marketing agreements.

(in millions)	2018	2017
Balance at January 1	$6,321	$5,922
Travel mileage credits redeemed	(618)	(582)
Non-travel mileage credits redeemed	(40)	(40)
Mileage credits earned	731	690
Balance at March 31	$6,394	$5,990

The timing of mileage redemptions can vary widely; however, the majority of new miles are redeemed within approximately two years.

Passenger Revenue by Geographic Region

Passenger revenue is recognized in a specific geographic region based on the origin and destination of each flight segment. Our passenger revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017
Domestic	$6,301	$5,894
Atlantic	1,059	923
Latin America	827	793
Pacific	578	568
Total passenger revenue	$8,765	$8,178

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Three Months Ended March 31,
(in millions)	2018	2017
Ancillary businesses and refinery	$521	$312
Loyalty program	347	305
Miscellaneous	133	143
Total other revenue	$1,001	$760

Ancillary businesses and refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery production sales to third parties. Third-party refinery production sales are at or near cost; accordingly, the margin on these sales is de minimis. See Note 10, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty program. Loyalty program revenues relate to brand usage and other performance obligations embedded in mileage credits sold, including non-travel mileage credits redeemed. These revenues are included within the total cash sales from marketing agreements, discussed above.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Accounts Receivable

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger tickets, customers of our cargo services, ancillary businesses and refinery sales, and other companies for the purchase of mileage credits under the SkyMiles program. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense was not material in any period presented.

Passenger Taxes and Fees

We are required to charge certain taxes and fees on our passenger tickets, including U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are assessments on the customer for which we act as a collection agent. Because we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier (i.e., for codeshare-related fees).

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2018	Level 1	Level 2
Cash equivalents	$876	$876	$—
Short-term investments
U.S. government and agency securities	78	66	12
Asset- and mortgage-backed securities	119	—	119
Corporate obligations	247	—	247
Other fixed income securities	79	—	79
Restricted cash equivalents and investments	34	34	—
Long-term investments	1,001	972	29
Hedge derivatives, net
Fuel hedge contracts	(3)	(5)	2
Foreign currency exchange contracts	(32)	—	(32)

(in millions)	December 31, 2017	Level 1	Level 2
Cash equivalents	$1,357	$1,357	$—
Short-term investments
U.S. government and agency securities	93	84	9
Asset- and mortgage-backed securities	173	—	173
Corporate obligations	467	—	467
Other fixed income securities	92	—	92
Restricted cash equivalents and investments	38	38	—
Long-term investments	513	485	28
Hedge derivatives, net
Fuel hedge contracts	(66)	(43)	(23)
Foreign currency exchange contracts	(17)	—	(17)

Cash Equivalents and Restricted Cash Equivalents and Investments. Cash equivalents generally consist of money market funds. Restricted cash equivalents and investments generally consist of money market funds and time deposits, which primarily relate to certain self-insurance obligations and airport commitments. The fair value of these investments is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in the parent company of GOL, China Eastern and, as of January 1, 2018, Air France-KLM. Our investments are valued based on market prices and are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil and refined products, as these commodities are highly correlated with the price of fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 12% to 36% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary based on maturity dates utilizing the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•
Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen, Canadian dollar and Euro forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at March 31, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Total
Due in one year or less	$120
Due after one year through three years	374
Due after three years through five years	13
Due after five years	16
Total	$523

Long-Term Investments

We have developed strategic relationships with a number of airlines through equity investments and other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more places while enjoying a consistent, high-quality travel experience.

Equity Method Investments

•	Aeroméxico. We have a non-controlling 49% equity stake in Grupo Aeroméxico, the parent company of Aeroméxico.

•	Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways.

We account for these investments under the equity method of accounting and recognize our portion of their financial results in miscellaneous, net in our income statement under non-operating expense.

Fair Value Investments

•
Air France-KLM. We own 10% of the outstanding shares of our joint venture partner, Air France-KLM. In addition, we are working to develop a combined long-term joint venture with Air France-KLM and Virgin Atlantic.

•	GOL. Through our investment in preferred shares of GOL's parent company, we own 9% of GOL's outstanding capital stock.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of March 31, 2018.

•	China Eastern. We have a 3% equity interest in China Eastern.

We account for these investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments in our income statement under non-operating expense.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

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

During the three months ended March 31, 2018 and 2017 we recorded fuel hedge gains of $2 million and $57 million, respectively.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen, Canadian dollar and Euro. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. Our Japanese yen and Canadian dollar foreign currency exchange contracts are designated as cash flow hedges.

In January 2018, we entered into a three-year U.S. dollar-Euro cross currency swap with a notional value of 375 million Euro. This swap is intended to mitigate foreign currency volatility resulting from our Euro-denominated investment in Air France-KLM. During the three months ended March 31, 2018, we recorded losses of $16 million, which are reflected in unrealized gain/loss on investments in the income statement.

Hedge Position as of March 31, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	18,701	Japanese yen	November 2019	$1	$1	$(14)	$(4)	$(16)
	166	Canadian dollars	May 2020
Not designated as hedges
Foreign currency exchange contract	375	Euros	December 2020	7	—	—	(23)	(16)
Fuel hedge contracts	267	gallons - crude oil and refined products	December 2019	1,001	53	(1,006)	(51)	(3)
Total derivative contracts				$1,009	$54	$(1,020)	$(78)	$(35)

Hedge Position as of December 31, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	23,512	Japanese yen	November 2019	$1	$1	$(13)	$(6)	$(17)
	490	Canadian dollars	May 2020
Not designated as hedges
Fuel hedge contracts	249	gallons - crude oil and refined products	May 2019	638	8	(694)	(18)	(66)
Total derivative contracts				$639	$9	$(707)	$(24)	$(83)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
March 31, 2018
Net derivative contracts	$21	$1	$(31)	$(26)	$(35)
December 31, 2017
Net derivative contracts	$—	$1	$(68)	$(16)	$(83)

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2018	2017	2018	2017
Three Months Ended March 31,
Foreign currency exchange contracts	$(4)	$7	$1	$(25)

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

(in millions)	March 31, 2018	December 31, 2017
Total debt at par value	$8,326	$8,539
Unamortized discount and debt issue cost, net	(92)	(99)
Net carrying amount	$8,234	$8,440

Fair value	$8,400	$8,700

Covenants

We were in compliance with the covenants in our financings at March 31, 2018.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2018	2017	2018	2017
Three Months Ended March 31,
Service cost	$—	$—	$21	$22
Interest cost	195	213	32	35
Expected return on plan assets	(329)	(286)	(17)	(17)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	66	66	10	8
Net (benefit) cost	$(68)	$(7)	$39	$41

Service cost is recorded in salaries and related costs in the income statement while all other components are recorded within miscellaneous, net under non-operating expense.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $17.2 billion at March 31, 2018:

(in millions)	Total
Nine months ending December 31, 2018	$2,480
2019	3,360
2020	3,270
2021	3,880
2022	2,450
Thereafter	1,740
Total	$17,180

Our future aircraft purchase commitments included the following aircraft at March 31, 2018:

Aircraft Type	Purchase Commitments
A321-200	85
A321-200neo	100
A330-900neo	25
A350-900	17
B-737-900ER	36
CS100	75
Total	338

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $2)	—	(7)	—	(7)
Reclassifications into retained earnings (net of tax effect of $61)(1)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $15)(2)	51	2	—	53
Balance at March 31, 2018 (net of tax effect of $1,448)	$(7,761)	$80	$—	$(7,681)

Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$114	$(36)	$(7,636)
Changes in value (net of tax effect of $5)	—	(12)	48	36
Reclassifications into earnings (net of tax effect of $17)(2)	41	(4)	(8)	29
Balance at March 31, 2017 (net of tax effect of $1,446)	$(7,673)	$98	$4	$(7,571)

(1)
The reclassification into retained earnings relates to our investments in GOL, China Eastern and other available-for-sale investments, and the related conversion to accounting for changes in fair value of these investments from AOCI to the income statement. See Note 1, "Summary of Significant Accounting Policies," for more information.

(2)
Amounts reclassified from AOCI for pension and other benefits liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous, net and in passenger revenue, respectively, in the income statement. The reclassification into earnings for investments relates to our investment in Grupo Aeroméxico and the related conversion to accounting under the equity method. The reclassification of the unrealized gain was recorded to non-operating expense in our income statement.

(3)
Includes $700 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.

NOTE 10. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2018 and 2017 was $876 million and $733 million, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2018
Operating revenue:	$9,755	$1,491			$9,968
Sales to airline segment			$(262)	(1)
Exchanged products			(876)	(2)
Sales of refined products			(140)	(3)
Operating income	796	44	—		840
Interest expense (income), net	107	(5)	—		102
Depreciation and amortization	595	15	—		610
Total assets, end of period	52,116	1,962	—		54,078
Capital expenditures	1,250	15	—		1,265

Three Months Ended March 31, 2017
Operating revenue:	$9,040	$1,128			$9,101
Sales to airline segment			$(190)	(1)
Exchanged products			(733)	(2)
Sales of refined products			(144)	(3)
Operating income	955	44	—		999
Interest expense, net	94	—	—		94
Depreciation and amortization	527	10	—		537
Total assets, end of period	50,753	1,320	—		52,073
Capital expenditures	776	26	—		802

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

NOTE 11. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Lease Restructuring
Liability as of January 1, 2018	$237
Payments	(19)
Additional expenses and other	—
Liability as of March 31, 2018	$218

Restructuring charges primarily include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. The domestic fleet restructuring involves replacing a portion of our 50-seat regional fleet with more efficient and customer preferred aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. The Pacific fleet restructuring resulted in the 2017 retirement of the B-747-400 fleet, which is being replaced with smaller-gauge, widebody aircraft to better match capacity with demand.

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

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Net income	$547	$561

Basic weighted average shares outstanding	704	728
Dilutive effect of share-based awards	2	3
Diluted weighted average shares outstanding	706	731

Basic earnings per share	$0.78	$0.77
Diluted earnings per share	$0.77	$0.77

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2018 Quarter Financial Highlights

Our pre-tax income for the March 2018 quarter was $718 million, representing a $131 million decrease compared to the corresponding prior year quarter primarily resulting from higher salaries and related costs, and fuel expense, partially offset by increased passenger revenue. Pre-tax income, adjusted for special items (a non-GAAP financial measure) was $676 million, a decrease of $104 million compared to the corresponding prior year period.

Revenue. Compared to the March 2017 quarter, our operating revenue increased $867 million, or 9.5%, on 2.7% higher capacity combined with robust demand and strong revenue momentum, continuing the growth trend from the last three quarters of 2017. Total revenue per available seat mile ("TRASM") increased 6.6% and TRASM, adjusted (a non-GAAP financial measure) increased 5.0% compared to the March 2017 quarter, led by (1) unit revenue growth in all geographic regions for the second consecutive quarter, (2) broad-based strength in both leisure and business demand, (3) foreign currency improvements, particularly in the Atlantic region, and (4) expansion of Branded Fares. Other revenue increased 31.7% primarily from growth in our co-brand credit card partnership with American Express and sales of non-jet fuel products to third parties by our refinery, resulting from higher sales volume.

Operating Expense. Total operating expense increased $1.0 billion, or 12.7%, and our consolidated operating cost per available seat mile ("CASM") increased 9.6% to 15.35 cents compared to the March 2017 quarter, primarily due to higher salaries and related costs, fuel expense and ancillary businesses and refinery. Salaries and related costs were higher due to pay rate increases for eligible merit, ground and flight attendant employees implemented in the June 2017 quarter. The increase in fuel expense primarily resulted from an approximately 23% increase in the market price per gallon of fuel and an increase in consumption consistent with our capacity growth in the quarter. The increase in ancillary businesses and refinery primarily resulted from $152 million of additional refinery sales to third parties.

Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) increased 3.9% to 11.10 cents compared to the March 2017 quarter primarily due to the pay rate increases discussed above.

The non-GAAP financial measures for pre-tax income, adjusted for special items, and CASM-Ex, both used above, are defined and reconciled in "Supplemental Information" below. TRASM, adjusted is reconciled in "Operating Revenue" below.

Results of Operations - Three Months Ended March 31, 2018 and 2017

Operating Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Passenger	$8,765	$8,178	$587	7.2%
Cargo	202	163	39	23.4%
Other	1,001	760	241	31.7%
Total operating revenue	$9,968	$9,101	$867	9.5%

TRASM (cents)	$16.77	$15.73	$1.04	6.6%
Third-party refinery sales	(0.36)	(0.11)	$(0.25)	NM
TRASM, adjusted (cents)	$16.41	$15.62	$0.79	5.0%

Passenger Revenue

Passenger revenue is composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger's flight.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ticket	$7,653	$7,105	$548	7.7%
Loyalty travel awards	618	582	36	6.2%
Travel-related services	494	491	3	0.6%
Total passenger revenue	$8,765	$8,178	$587	7.2%

Ticket and Loyalty Travel Awards

Ticket and loyalty travel awards revenue increased $548 million and $36 million, respectively, compared to the March 2017 quarter, consistent with the geographic region discussion below.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2017
(in millions)	Three Months Ended March 31, 2018	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$6,301	6.9%	3.6%	4.2%	3.2%	2.6%	(0.5)	pts
Atlantic	1,059	14.7%	5.7%	2.9%	8.6%	11.5%	2.0	pts
Latin America	827	4.3%	(1.5)%	(1.4)%	5.9%	5.7%	(0.1)	pts
Pacific	578	1.7%	(1.6)%	(2.0)%	3.4%	3.9%	0.4	pts
Total	$8,765	7.2%	2.8%	2.7%	4.3%	4.3%	—	pts

Passenger revenue increased $587 million, or 7.2%, compared to the March 2017 quarter. Passenger revenue per available seat mile ("PRASM") increased 4.3% and passenger mile yield increased 4.3% on 2.7% higher capacity. Load factor was the same as the prior year quarter at 82.9%.

Unit revenues of the domestic region increased 2.6%, resulting from our commercial initiatives, including differentiated products for our customers, known as Branded Fares, and an improving revenue environment. Our domestic operations have generated four consecutive quarters of year-over-year unit revenue growth, with robust demand for both leisure and business travel and business yield growth for the first time in several years.

Passenger revenues related to our international regions increased 7.9% year-over-year with strength in all three regions, despite reduced capacity in the Pacific and Latin America. During the quarter, we continued to expand our Branded Fares product throughout the international regions.

In the Atlantic, unit revenues increased 11.5% due to strengthening yields from business cabin traffic, currency improvements and load factor growth. Yield growth was particularly strong as we continue to leverage our alliance partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris.

Unit revenues increased in Latin America principally as a result of unit revenue improvement in the Caribbean and Central America. Despite lingering hurricane damage in several markets, the Caribbean region's unit revenue growth was driven by yield and load factor. However, the Mexico market was challenged by increased industry capacity to business destinations and travel advisories, which pressured demand to beach destinations.

Unit revenues increased in the Pacific region due to yield strength as we refine the network to generate incremental value from our Korean alliance and differentiate our product offerings, including the expansion of Branded Fares. During the March 2018 quarter, we co-located with Korean Air into the new Terminal 2 at Seoul-Incheon, substantially reducing connecting times for customers, and received approval from Korean regulators for the launch of our joint venture. We also expanded service on our flagship A350-900 with Delta One suites and the Delta Premium Select cabin on routes from Detroit to Beijing and Atlanta to Seoul-Incheon.

Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ancillary businesses and refinery	$521	$312	$209	67.0%
Loyalty program	347	305	42	13.8%
Miscellaneous	133	143	(10)	(7.0)%
Total other revenue	$1,001	$760	$241	31.7%

Ancillary businesses and refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $152 million compared to the March 2017 quarter.

Loyalty program. These revenues relate to brand usage and other performance obligations embedded in mileage credits sold, including non-travel mileage credits redeemed.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Salaries and related costs	$2,584	$2,386	$198	8.3%
Aircraft fuel and related taxes	1,856	1,482	374	25.2%
Regional carriers expense, excluding fuel	856	864	(8)	(0.9)%
Depreciation and amortization	610	537	73	13.6%
Contracted services	544	505	39	7.7%
Ancillary businesses and refinery	493	292	201	68.8%
Aircraft maintenance materials and outside repairs	435	432	3	0.7%
Passenger commissions and other selling expenses	427	404	23	5.7%
Landing fees and other rents	373	361	12	3.3%
Passenger service	263	234	29	12.4%
Profit sharing	183	151	32	21.2%
Aircraft rent	94	84	10	11.9%
Other	410	370	40	10.8%
Total operating expense	$9,128	$8,102	$1,026	12.7%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to increases for eligible merit, ground and flight attendant employees implemented in the June 2017 quarter.

Aircraft Fuel and Related Taxes. Fuel expense increased $374 million compared to the prior year quarter from an approximately 23% increase in the market price per gallon of fuel and an increase in consumption consistent with our capacity growth.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2018	2017		2018	2017
Fuel purchase cost(1)	$1,927	$1,531	$396	$2.06	$1.68	$0.38
Airline segment fuel hedge impact	(27)	(5)	(22)	(0.03)	(0.01)	(0.02)
Refinery segment impact	(44)	(44)	—	(0.05)	(0.05)	—
Total fuel expense	$1,856	$1,482	$374	$1.98	$1.62	$0.36
MTM adjustments and settlements(2)	27	84	(57)	0.03	0.09	(0.06)
Total fuel expense, adjusted	$1,883	$1,566	$317	$2.01	$1.71	$0.30

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense for MTM adjustments and settlements, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from new aircraft deliveries over the prior year, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, and fleet modifications. In addition, as part of our fleet evolution, the current period includes accelerated depreciation due to the planned retirement of our MD-88 fleet and two B-767-300ER aircraft. As we take delivery of the aircraft discussed above, we continue to evaluate our current fleet compared to network requirements.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $152 million compared to the March 2017 quarter.

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering.

Non-Operating Results	Three Months Ended March 31,
(in millions)	2018	2017	Favorable (Unfavorable)
Interest expense, net	$(102)	$(94)	$(8)
Unrealized gain/(loss) on investments, net	18	—	18
Miscellaneous, net	(38)	(56)	18
Total non-operating expense, net	$(122)	$(150)	$28

Following the issuance of $2.5 billion of unsecured notes during 2017, the principal amount of debt and capital leases at December 31, 2017 was $8.9 billion. The principal amount of debt and capital leases decreased to $8.7 billion at March 31, 2018.

Unrealized gain/(loss) on investments, net reflects the unrealized gains and losses on our equity investments in GOL, China Eastern and Air France-KLM. In 2017, before we adopted the new financial instruments standard, we recorded unrealized gains/(losses) on available-for-sale investments in AOCI.

Miscellaneous, net is primarily composed of our proportionate share of earnings from our equity investments in Virgin Atlantic and Grupo Aeroméxico, foreign exchange gains/losses, pension-related costs and charitable contributions. Our equity investment earnings and foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period.

Income Taxes

We project that our annual effective tax rate for 2018 will be approximately 23%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 190,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

The refinery recorded operating revenues of $1.5 billion in the three months ended March 31, 2018, compared to $1.1 billion in the three months ended March 31, 2017. Operating revenues in the three months ended March 31, 2018 were primarily composed of $876 million of non-jet fuel products exchanged with third parties to procure jet fuel and $262 million of sales of jet fuel to the airline segment. Refinery revenues increased compared to the prior year quarter due to stronger pricing of refined products throughout the oil industry and higher refinery run rates.

The refinery recorded income of $44 million in each of the three months ended March 31, 2018 and 2017. The refinery's income in the current period was primarily due to lower costs for renewable energy credits and higher refined product cracks.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The refinery purchases the majority of its RINs requirement in the secondary market. We recognized a $19 million gain in the March 2018 quarter resulting from an approximately 25% decline in the observable RINs prices. In the March 2017 quarter we recognized $7 million of expense related to the RINs requirement.

For more information regarding the refinery's results, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended March 31,				% Increase (Decrease)
Consolidated(1)	2018		2017
Revenue passenger miles (in millions)	49,276		47,952		2.8%
Available seat miles (in millions)	59,453		57,871		2.7%
Passenger mile yield	17.79	¢	17.05	¢	4.3%
PRASM	14.74	¢	14.13	¢	4.3%
TRASM	16.77	¢	15.73	¢	6.6%
TRASM, adjusted(2)	16.41	¢	15.62	¢	5.0%
CASM	15.35	¢	14.00	¢	9.6%
CASM-Ex(2)	11.10	¢	10.67	¢	3.9%
Passenger load factor	82.9%		82.9%		—%
Fuel gallons consumed (in millions)	936		918		2.0%
Average price per fuel gallon(3)	$1.98		$1.62		22.2%
Average price per fuel gallon, adjusted(3)(4)	$2.01		$1.71		18.0%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three months ended March 31, 2018 and 2017.

Fleet Information

Our operating aircraft fleet and commitments at March 31, 2018 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	13	75	91	16.6	—	—
B-737-700	10	—	—	10	9.2	—	—
B-737-800	73	4	—	77	16.5	—	—
B-737-900ER	57	—	37	94	2.4	36	—
B-757-200	88	9	3	100	20.6	—	—
B-757-300	16	—	—	16	15.1	—	—
B-767-300	2	—	—	2	24.8	—	—
B-767-300ER	54	2	—	56	21.8	—	—
B-767-400ER	21	—	—	21	17.3	—	—
B-777-200ER	8	—	—	8	18.3	—	—
B-777-200LR	10	—	—	10	9.0	—	—
A319-100	55	—	2	57	16.1	—	—
A320-200	55	3	4	62	22.6	—	—
A321-200	15	—	27	42	0.9	85	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	13.0	—	—
A330-300	28	—	3	31	9.2	—	—
A330-900neo	—	—	—	—	—	25	—
A350-900	8	—	—	8	0.4	17	—
CS100	—	—	—	—	—	75	50
MD-88	92	14	—	106	27.7	—	—
MD-90	65	—	—	65	21.1	—	—
Total	671	45	151	867	16.6	338	150

(1)	Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at March 31, 2018:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	45	2	103	—	—	150
ExpressJet Airlines, Inc.(2)	—	31	6	—	—	37
SkyWest Airlines, Inc.	83	27	35	—	19	164
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	20	16	36
GoJet Airlines, LLC	—	22	7	—	—	29
Total	128	82	151	20	71	452

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	During 2017, we and ExpressJet Airlines, Inc. agreed to terminate our relationship by the end of 2018.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of March 31, 2018, we had $4.4 billion in unrestricted liquidity, consisting of $2.0 billion in cash and cash equivalents and short-term investments and $2.4 billion in undrawn revolving credit facilities. During the three months ended March 31, 2018, we used existing cash and cash generated from operating activities to fund capital expenditures of $1.3 billion and return $542 million to shareholders.

Sources of Liquidity
Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $1.3 billion in the three months ended March 31, 2018 compared to negative operating cash flows of $830 million for the corresponding prior year period. We had negative operating cash flows during the March 2017 quarter primarily due to incremental pension plan contributions partially funded through $2.0 billion of debt issuance. We expect to continue generating positive cash flows from operations during the remainder of 2018.

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

Fuel. Fuel expense represented approximately 20% of our total operating expenses for the three months ended March 31, 2018. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We have no minimum funding requirements in 2018. However, we voluntarily contributed $500 million to our qualified defined benefit pension plans during the first three months of 2018. During the three months ended March 31, 2017, we contributed cash of $2.6 billion and shares of our common stock from treasury with a value of $350 million to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but for the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees. Going forward, all eligible employees will be paid profit sharing under the current formula. During the three months ended March 31, 2018, we accrued $183 million in profit sharing expense based on the year-to-date performance and current expectations for 2018 profit.

We paid $1.1 billion in profit sharing in February 2018 related to our 2017 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $1.3 billion and $802 million for the three months ended March 31, 2018 and 2017, respectively. Our capital expenditures during the three months ended March 31, 2018 were primarily related to the purchases of B-737-900ER, A321-200 and A350-900 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our expected 2018 investments of $4.5 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A350-900s and CS100s, along with advance deposit payments for these and A321-200neos and A330-900neos, as well as (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Los Angeles International Airport Construction. During 2016, we executed a modified lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we are designing and managing the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation was completed during the June 2017 quarter. Subject to required approvals, we have an option to expand the project, which could cost an additional $1.5 billion and would include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing, arrival hall and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. We have guaranteed the obligations of the RAIC under the credit facility. Using funding provided by the credit agreement and/or cash flows from operations, we expect to spend approximately $200 million on this project during 2018, of which $61 million was incurred in the March 2018 quarter.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our costs for the project to be approximately $3.3 billion and we bear the risks of project construction, including if the project’s actual costs exceed the projected costs. Using funding provided by cash flows from operations and/or financing arrangements, we expect to spend approximately $550 million on this project during 2018, of which $44 million was incurred in the March 2018 quarter.

Financing Activities

Debt and Capital Leases. The principal amount of debt and capital leases was $8.7 billion at March 31, 2018. Since December 31, 2009, we have reduced our principal amount of debt and capital leases by $9.6 billion.

Capital Return to Shareholders. During the three months ended March 31, 2018, we repurchased and retired 5.8 million shares of our common stock at a cost of $325 million.

In the March 2018 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.305 per share.

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

Covenants

We were in compliance with the covenants in our financings at March 31, 2018.

Critical Accounting Policies and Estimates

Except as set forth below, for information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Frequent Flyer Program

Our frequent flyer program (the "SkyMiles program") generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and airlines that participate in the SkyMiles program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and travel fare paid. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and participating airlines, membership in our Sky Club and other program awards.

To reflect the mileage credits earned, the SkyMiles program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credit earned with travel and (2) mileage credit sold to participating companies.

Passenger ticket sales earning mileage credits. Passenger ticket sales earning mileage credits under our SkyMiles program provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV").

We defer revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused. A hypothetical 10% increase in our estimate of the ETV of a mileage credit would decrease annual passenger revenue by approximately $100 million, as a result of an increase in the amount of revenue deferred from the mileage component of passenger ticket sales.

Sale of mileage credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. During the three months ended March 31, 2018 and 2017, total cash sales from marketing agreements were $841 million and $757 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("Cardholders") and American Express Membership Rewards program participants, and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the SkyMiles program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access and the use of our brand. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

We defer the amount for award travel obligation as part of frequent flyer deferred revenue and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access to Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue over time as miles are delivered.

Breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At March 31, 2018, the aggregate deferred revenue balance associated with the SkyMiles program was $6.4 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an approximately $200 million impact on annual revenue recognized.

Recent Accounting Standards

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within AOCI to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We have not completed our assessment, but the adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. We will adopt this standard effective January 1, 2019.

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

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted for special items (a non-GAAP financial measure). We adjust pre-tax income for mark-to-market ("MTM") adjustments and settlements on fuel hedge contracts, the MTM adjustments recorded by our equity method investees, Virgin Atlantic and Aeroméxico, and unrealized gains/losses on our investments in GOL, China Eastern and Air France-KLM, to determine pre-tax income, adjusted for special items.

MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the period. We record our proportionate share of earnings/loss from our equity investments in Virgin Atlantic and Aeroméxico and the unrealized gain/loss on our investments in GOL, China Eastern and Air France-KLM in non-operating expense. Adjusting for these items allows investors to better understand and analyze our core operational performance in the periods shown.

	Three Months Ended March 31,
(in millions)	2018	2017
Pre-tax income	$718	$849
Adjusted for:
MTM adjustments and settlements	(27)	(84)
Equity investment MTM adjustments	3	16
Unrealized gain on investments	(18)	—
Pre-tax income, adjusted for special items	$676	$781

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

	Three Months Ended March 31,
	2018		2017
TRASM	16.77	¢	15.73	¢
Adjusted for:
Third-party refinery sales	(0.36)		(0.11)
TRASM, adjusted	16.41	¢	15.62	¢

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We adjust CASM for the following items to determine CASM-Ex, for the reasons described below:

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•
Ancillary businesses and refinery. These expenses include aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these sales to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

	Three Months Ended March 31,
	2018	2017
CASM	15.35 ¢	14.00 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.12)	(2.56)
Ancillary businesses and refinery	(0.83)	(0.51)
Profit sharing	(0.30)	(0.26)
CASM-Ex	11.10 ¢	10.67 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2018 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, during the three months ended March 31, 2018, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2018, we implemented changes to our processes in response to the adoption for ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. This has resulted in a material process change to the frequent flyer and air traffic liability component of our internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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

First Bag Fee Antitrust Litigation

In May-July 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways ("AirTran"), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran's CEO at an analyst conference concerning fees for the first checked bag, Delta’s imposition of a fee for the first checked bag on November 4, 2008 and AirTran's imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases were consolidated for pre-trial proceedings in the Northern District of Georgia. On March 29, 2017, the District Court granted the defendants' motions for summary judgment. On March 9, 2018, the U.S. Court of Appeals for the Eleventh Circuit affirmed this final judgment. The time period for further appeal has not yet expired.

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

Our information systems, and those of our vendors and service providers, are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information, including through fraud or other means of deception. Hardware or software we develop or acquire may contain defects that could unexpectedly compromise information security.

We were notified on March 28, 2018 that a third-party vendor of chat services for Delta and other companies determined it had been involved in a cyber incident from September 26, 2017 to October 12, 2017 involving the vendor’s online tool utilized by the desktop version of delta.com. We immediately began working with the vendor, law enforcement and forensic experts to determine the impact on Delta customers and computer systems. We understand during this time period in 2017 malware present in the vendor’s software made unauthorized access possible for the following fields of information when manually completing a payment card purchase on any page of the delta.com desktop platform: name, address, payment card number, CVV number and expiration date. At this time, we understand the malware potentially exposed data on several hundred thousand Delta customers. We launched a dedicated website, www.delta.com/response, to address customer questions, and we intend to directly notify customers impacted by the vendor’s cyber incident. We will also offer free credit monitoring to impacted customers. Consequently, we will incur remedial, legal and other costs in connection with this incident.

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

The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers', employees' or business partners' information or failure to comply with regulatory or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures may increase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2018 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the March 2018 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
January 2018	377,226	$57.04	377,226	$4,650
February 2018	1,008,732	$54.42	1,008,732	$4,625
March 2018	5,108,260	$55.69	5,108,260	$4,350
Total	6,494,218		6,494,218

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Model Award Agreement for the Delta Air Lines, Inc. 2018 Long-Term Incentive Plan

12.1	Computation of ratio of earnings to fixed charges

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

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
April 12, 2018