Form 10-Q
period 2018-06-30
DELTA AIR LINES INC /DE/
filed 2018-07-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2018:
Common Stock, $0.0001 par value - 691,331,319 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("Form 10-K") and "Item 1A. Risk Factors" of Part II of the Form 10-Q for the quarter ended March 31, 2018, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2017, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 12, 2018

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,886	$1,814
Short-term investments	520	825
Accounts receivable, net of an allowance for uncollectible accounts of $13 and $12 at June 30, 2018 and December 31, 2017, respectively	2,427	2,377
Fuel inventory	1,149	916
Expendable parts and supplies inventories, net of an allowance for obsolescence of $122 and $113 at June 30, 2018 and December 31, 2017, respectively	440	413
Prepaid expenses and other	1,219	1,499
Total current assets	7,641	7,844
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $15,097 and $14,097 at June 30, 2018 and December 31, 2017, respectively	28,124	26,563
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $853 and $845 at June 30, 2018 and December 31, 2017, respectively	4,839	4,847
Cash restricted for airport construction	1,326	—
Deferred income taxes, net	804	1,354
Other noncurrent assets	3,268	3,309
Total other assets	20,031	19,304
Total assets	$55,796	$53,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,342	$2,242
Air traffic liability	6,360	4,364
Accounts payable	3,749	3,674
Accrued salaries and related benefits	2,436	3,022
Frequent flyer deferred revenue	2,799	2,762
Fuel card obligation	1,062	1,067
Other accrued liabilities	1,521	1,868
Total current liabilities	19,269	18,999
Noncurrent Liabilities:
Long-term debt and capital leases	8,562	6,592
Pension, postretirement and related benefits	9,052	9,810
Frequent flyer deferred revenue	3,692	3,559
Other noncurrent liabilities	2,365	2,221
Total noncurrent liabilities	23,671	22,182
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 699,486,944 and 714,674,160 shares issued at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	11,807	12,053
Retained earnings	8,851	8,256
Accumulated other comprehensive loss	(7,606)	(7,621)
Treasury stock, at cost, 8,155,625 and 7,476,181 shares at June 30, 2018 and December 31, 2017, respectively	(196)	(158)
Total stockholders' equity	12,856	12,530
Total liabilities and stockholders' equity	$55,796	$53,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Operating Revenue:
Passenger	$10,546	$9,768	19,311	17,946
Cargo	223	187	425	350
Other	1,006	792	2,007	1,552
Total operating revenue	11,775	10,747	21,743	19,848

Operating Expense:
Salaries and related costs	2,668	2,521	5,252	4,906
Aircraft fuel and related taxes	2,341	1,687	4,195	3,169
Regional carriers expense, excluding fuel	883	838	1,739	1,702
Depreciation and amortization	590	531	1,200	1,068
Contracted services	540	525	1,084	1,029
Ancillary businesses and refinery	494	296	987	588
Passenger commissions and other selling expenses	511	467	938	872
Aircraft maintenance materials and outside repairs	427	392	862	824
Landing fees and other rents	407	373	780	734
Profit sharing	400	338	583	489
Passenger service	300	284	563	518
Aircraft rent	97	86	191	170
Other	437	427	849	798
Total operating expense	10,095	8,765	19,223	16,867

Operating Income	1,680	1,982	2,520	2,981

Non-Operating Expense:
Interest expense, net	(89)	(103)	(191)	(197)
Unrealized gain/(loss) on investments, net	(238)	—	(220)	—
Miscellaneous, net	19	(48)	(19)	(104)
Total non-operating expense, net	(308)	(151)	(430)	(301)

Income Before Income Taxes	1,372	1,831	2,090	2,680

Income Tax Provision	(347)	(645)	(518)	(933)

Net Income	$1,025	$1,186	$1,572	$1,747

Basic Earnings Per Share	$1.47	$1.63	$2.25	$2.40
Diluted Earnings Per Share	$1.47	$1.62	$2.24	$2.39
Cash Dividends Declared Per Share	$0.31	$0.20	$0.61	$0.41

Comprehensive Income	$1,100	$1,208	$1,587	$1,834

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Net Cash Provided by Operating Activities	$4,150	$1,539

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,263)	(1,292)
Ground property and equipment, including technology	(583)	(498)
Purchase of equity investments	—	(622)
Purchase of short-term investments	(118)	(567)
Redemption of short-term investments	421	307
Other, net	71	6
Net cash used in investing activities	(2,472)	(2,666)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(2,093)	(564)
Repurchase of common stock	(925)	(800)
Cash dividends	(430)	(297)
Fuel card obligation	(5)	341
Proceeds from long-term obligations	3,124	2,004
Other, net	58	(78)
Net cash (used in) provided by financing activities	(271)	606

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,407	(521)
Cash, cash equivalents and restricted cash at beginning of period	1,853	2,826
Cash, cash equivalents and restricted cash at end of period	$3,260	$2,305

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$—	$350
Flight and ground equipment acquired under capital leases	57	208

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:
	June 30,
(in millions)	2018	2017
Current assets:
Cash and cash equivalents	$1,886	$2,241
Restricted cash included in prepaid expenses and other	48	64
Other assets:
Cash restricted for airport construction	1,326	—
Total cash, cash equivalents and restricted cash	$3,260	$2,305

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of operating results for the entire year.

We recast prior period financial statements to conform with the adoption of the revenue recognition and retirement benefits standards described below. In addition, we have reclassified regional carriers fuel expense from regional carriers expense to aircraft fuel and related taxes, and consolidated ancillary businesses and refinery expenses into one financial statement line item, in addition to making other classification changes to conform to the current year presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Leases. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." This standard will require leases with durations greater than 12 months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018. We will adopt this standard effective January 1, 2019.

We have not completed our assessment, but the adoption of this standard will have a significant impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") or the Condensed Consolidated Statements of Cash Flows ("cash flows statement"). Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K.

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

Our investment in Air France-KLM was accounted for at cost during 2017 as our investment agreement restricts the sale or transfer of these shares for five years. Upon adopting ASU Nos. 2016-01 and 2018-03, we recognized a $148 million gain in unrealized gain/(loss) on investments in our income statement related to the value of Air France-KLM's stock compared to our investment basis at December 31, 2017. Consistent with our investments in GOL and China Eastern, this investment is now accounted for at fair value with changes in fair value recognized in net income.

Retirement Benefits. In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard effective January 1, 2018. The components of the net (benefit) cost are shown in Note 7, "Employee Benefit Plans." As a result of the adoption, for the three and six months ended June 30, 2017, we reclassified expense of $12 million and $24 million, respectively, from operating expense into non-operating expense in our income statement.

Impact of Recently Adopted Standards

We recast certain prior period amounts to conform with the adoption of the revenue recognition and retirement benefits standards, as shown in the tables below.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions, except per share data)	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Income statement:
Passenger revenue	$9,231	$537	$9,768	$16,919	$1,027	$17,946
Cargo revenue	183	4	187	343	7	350
Other revenue	1,377	(585)	792	2,677	(1,125)	1,552
Total operating revenue	10,791	(44)	10,747	19,939	(91)	19,848
Operating expense	8,763	2	8,765	16,858	9	16,867
Non-operating expense	(137)	(14)	(151)	(275)	(26)	(301)
Income tax provision	(667)	22	(645)	(979)	46	(933)
Net income	1,224	(38)	1,186	1,827	(80)	1,747
Diluted earnings per share	$1.68	$(0.06)	$1.62	$2.50	$(0.11)	$2.39

	December 31, 2017
(in millions)	As Previously Reported	Adjustments	Current Presentation
Balance sheet:
Deferred income taxes, net	$935	$419	$1,354
Air traffic liability	4,888	(524)	4,364
Frequent flyer deferred revenue (current and noncurrent)	4,118	2,203	6,321
Other accrued and other noncurrent liabilities	3,969	120	4,089
Retained earnings	9,636	(1,380)	8,256

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Ticket	$9,308	$8,606	$16,961	$15,711
Loyalty travel awards	680	622	1,298	1,204
Travel-related services	558	540	1,052	1,031
Total passenger revenue	$10,546	$9,768	$19,311	$17,946

Ticket

Passenger tickets. We record sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket breakage occurs. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. We periodically evaluate the estimated air traffic liability and record any adjustments in our income statement. These adjustments relate primarily to refunds, exchanges, ticket breakage, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

We recognized approximately $3 billion in passenger revenue during each of the six months ended June 30, 2018 and 2017 that was recorded in our air traffic liability balances at December 31, 2017 and 2016, respectively. We expect the remaining balance of the December 31, 2017 liability to be recognized during 2018.

Ticket breakage. We estimate the value of tickets that will expire unused and recognize revenue at the scheduled flight date.

Regional carriers. Our regional carriers include both our contract carrier agreements with third-party regional carriers ("contract carriers") and Endeavor Air, Inc., our wholly owned subsidiary. Our contract carrier agreements are primarily structured as capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase. We record revenue related to our capacity purchase agreements in passenger revenue and the related expenses in regional carriers expense, excluding fuel.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits for travel. We recognize loyalty travel awards revenue in passenger revenue as mileage credits are redeemed and travel is provided. See below for discussion of our frequent flyer program accounting policies.

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

Frequent Flyer Program

Our frequent flyer program (the "SkyMiles program") generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the SkyMiles program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and travel fare paid. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

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

Sale of mileage credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. During the six months ended June 30, 2018 and 2017, total cash sales from marketing agreements were $1.7 billion and $1.5 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

We defer the amount for award travel obligation as part of frequent flyer deferred revenue and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue over time as miles are delivered.

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

Current activity of the frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent frequent flyer liability, and includes miles earned through travel and miles sold, which are primarily through marketing agreements.

(in millions)	2018	2017
Balance at January 1	$6,321	$5,922
Mileage credits earned	1,550	1,459
Travel mileage credits redeemed	(1,298)	(1,204)
Non-travel mileage credits redeemed	(82)	(81)
Balance at June 30	$6,491	$6,096

The timing of mileage redemptions can vary widely; however, the majority of new miles are redeemed within two years.

Passenger Revenue by Geographic Region

Passenger revenue is recognized in a specific geographic region based on the origin and destination of each flight segment. Our passenger revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Domestic	$7,413	$6,888	$13,714	$12,790
Atlantic	1,782	1,566	2,841	2,495
Latin America	709	714	1,536	1,489
Pacific	642	600	1,220	1,172
Total passenger revenue	$10,546	$9,768	$19,311	$17,946

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Ancillary businesses and refinery	$522	$320	$1,042	$632
Loyalty program	358	316	705	621
Miscellaneous	126	156	260	299
Total other revenue	$1,006	$792	$2,007	$1,552

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

Loyalty program. Loyalty program revenues relate to brand usage and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards. These revenues are included within the total cash sales from marketing agreements, discussed above.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Accounts Receivable

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger tickets, ancillary businesses and refinery sales, and other companies for the purchase of mileage credits under the SkyMiles program. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense was not material in any period presented.

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

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2018	Level 1	Level 2
Cash equivalents	$1,445	$1,445	$—
Short-term investments
U.S. government and agency securities	64	58	6
Asset- and mortgage-backed securities	105	—	105
Corporate obligations	275	—	275
Other fixed income securities	76	—	76
Restricted cash equivalents	1,374	1,374	—
Long-term investments	739	712	27
Hedge derivatives, net
Fuel hedge contracts	(32)	8	(40)
Interest rate contracts	(24)	—	(24)
Foreign currency exchange contracts	5	—	5

(in millions)	December 31, 2017	Level 1	Level 2
Cash equivalents	$1,357	$1,357	$—
Short-term investments
U.S. government and agency securities	93	84	9
Asset- and mortgage-backed securities	173	—	173
Corporate obligations	467	—	467
Other fixed income securities	92	—	92
Restricted cash equivalents	38	38	—
Long-term investments	513	485	28
Hedge derivatives, net
Fuel hedge contracts	(66)	(43)	(23)
Foreign currency exchange contracts	(17)	—	(17)

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds and time deposits, which primarily relate to proceeds from debt issued to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport, certain self-insurance obligations and other airport commitments. The fair value of these cash equivalents is based on a market approach using prices and other relevant information generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments in the parent company of GOL, China Eastern and, as of January 1, 2018, Air France-KLM. Our equity investments are valued based on market prices and are classified in other noncurrent assets.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil and refined products, as these commodities are highly correlated with the price of fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 16% to 32% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary based on maturity dates utilizing the London interbank offered rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contracts. Our interest rate derivatives are swap contracts and they are valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Euro forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at June 30, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Total
Due in one year or less	$189
Due after one year through three years	306
Due after three years through five years	10
Due after five years	15
Total	$520

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

Fair Value Investments

•
Air France-KLM. We own 9% of the outstanding shares of Air France-KLM. In addition, we have developed a combined long-term joint venture with Air France-KLM and Virgin Atlantic, subject to required regulatory approvals.

•	GOL. Through our investment in preferred shares of GOL's parent company, we own 9% of GOL's outstanding capital stock.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of June 30, 2018.

•	China Eastern. We have a 3% equity interest in China Eastern.

We account for these investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments, net in our income statement under non-operating expense.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. Although we do not currently hedge the financial risk of fuel price volatility within our airline segment, we enter into derivatives with third parties to hedge financial risk related to Monroe’s refining margins.

During the three and six months ended June 30, 2018, we recorded fuel hedge losses of $94 million and $92 million, respectively. During the three and six months ended June 30, 2017, we recorded fuel hedge gains of $40 million and $97 million, respectively.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and the Euro. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. Our Japanese yen foreign currency exchange contracts are designated as cash flow hedges with the effective portion of the gains or losses on the derivatives recorded in passenger revenue in the income statement in the same period in which the hedged transaction affects earnings.

In January 2018, we entered into a three-year U.S. dollar-Euro cross currency swap with a notional value of 375 million Euro. This swap is intended to mitigate foreign currency volatility resulting from our Euro-denominated investment in Air France-KLM. During the three and six months ended June 30, 2018, we recorded gains of $22 million and $6 million, respectively, which are reflected in unrealized gain/(loss) on investments in the income statement.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our long-term debt obligations. Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In April 2018, we entered into interest rate swaps which are designated as fair value hedges. These swaps range from three to ten years and have a total notional value of $1.6 billion. The objective of the swaps is to manage toward a higher percentage of net floating rate debt by swapping payments of fixed rate interest on the unsecured notes that we issued in the June 2018 quarter for payments of floating rate interest. The gains/losses on the swaps are recorded within interest expense in the income statement and offset the gain/losses in the related debt obligations due to interest rate fluctuations.

Hedge Position as of June 30, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,908	U.S. dollars	April 2028	$4	$—	$(7)	$(21)	$(24)
Foreign currency exchange contracts	15,285	Japanese yen	November 2019	—	—	(1)	—	(1)
Not designated as hedges
Foreign currency exchange contract	375	Euros	December 2020	10	—	—	(4)	6
Fuel hedge contracts	334	gallons - crude oil and refined products	December 2019	70	12	(98)	(16)	(32)
Total derivative contracts				$84	$12	$(106)	$(41)	$(51)

Hedge Position as of December 31, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	23,512	Japanese yen	November 2019	$1	$1	$(13)	$(6)	$(17)
	490	Canadian dollars	May 2020
Not designated as hedges
Fuel hedge contracts	249	gallons - crude oil and refined products	May 2019	638	8	(694)	(18)	(66)
Total derivative contracts				$639	$9	$(707)	$(24)	$(83)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
June 30, 2018
Net derivative contracts	$22	$9	$(54)	$(28)	$(51)
December 31, 2017
Net derivative contracts	$—	$1	$(68)	$(16)	$(83)

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2018	2017	2018	2017
Three Months Ended June 30,
Foreign currency exchange contracts	$(2)	$4	$9	$(8)
Six Months Ended June 30,
Foreign currency exchange contracts	$3	$11	$—	$(33)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings.

NOTE 6. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s)(5) Per Annum at			June 30,	December 31,
(in millions)	Dates			June 30, 2018			2018	2017
Pacific Facilities:
Pacific Term Loan B-1	n/a			n/a		n/a	$—	$1,048
Pacific Revolving Credit Facility	n/a			n/a		n/a	—	—
2015 Credit Facilities:
Term Loan Facility	n/a			n/a		n/a	—	490
Revolving Credit Facility	n/a			n/a		n/a	—	—
Financing arrangements secured by aircraft:
Certificates(1)	2018	to	2027	3.63%	to	8.02%	2,207	2,380
Notes(1)	2018	to	2027	2.75%	to	6.76%	1,647	1,961
2018 Unsecured notes	2021	to	2028	3.40%	to	4.38%	1,600	—
2018 Unsecured revolving credit facility	2021	to	2023	undrawn	variable(4)		—	—
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	—
Other unsecured notes	2020	to	2022	2.60%	to	3.63%	2,450	2,450
Other financings(1)(2)	2019	to	2030	1.81%	to	8.75%	204	210
Other revolving credit facilities(3)	2019	to	2021	undrawn	variable(4)		—	—
Total secured and unsecured debt							9,491	8,539
Unamortized premium (discount) and debt issue cost, net							23	(99)
Total debt							9,514	8,440
Less: current maturities							(1,256)	(2,145)
Total long-term debt							$8,258	$6,295

(1)	Due in installments.

(2)	Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

(3)	Guaranteed by substantially all of our domestic subsidiaries (the "Guarantors"). As of June 30, 2018, we have $436 million available under these revolving credit facilities, all of which are undrawn.

(4)	Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

(5)	Certain aircraft and other financings are comprised of variable rate debt.

2018 Unsecured Notes

During the June 2018 quarter, we issued $1.6 billion in aggregate principal amount of unsecured notes, consisting of $600 million of 3.4% Notes due 2021, $500 million of 3.8% Notes due 2023 and $500 million of 4.375% Notes due 2028 (collectively, the "Notes"). Concurrently with issuing the Notes, we entered into interest rate derivatives that swapped payments of fixed rate interest for payments of floating rate interest, which reduced our effective interest rate to one-month LIBOR plus 1.17%. See Note 5, "Derivatives," for more information.

The Notes are equal in right of payment with our other unsubordinated indebtedness and senior in right of payment to our future subordinated debt. The Notes are subject to covenants that, among other things, limit our ability to incur liens securing indebtedness for borrowed money or capital leases and engage in mergers and consolidations or transfer all or substantially all of our assets, in each case subject to certain exceptions. The Notes are also subject to customary event of default provisions, including cross-defaults to other material indebtedness.

If we experience certain changes of control, followed by a ratings decline of any series of Notes by two of the ratings agencies to a rating below investment grade, we must offer to repurchase such series.

We used the net proceeds from the offering of the Notes to repay borrowings outstanding under our secured Pacific term loan B-1 facility and 2015 term loan facility and for general corporate purposes.

2018 Unsecured Revolving Credit Facility

During the June 2018 quarter, we entered into a $2.65 billion unsecured revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility was undrawn at the time we entered into it and remains undrawn. The Revolving Credit Facility replaces the undrawn secured Pacific Revolving Credit Facility and the 2015 Revolving Credit Facility, both of which were terminated in conjunction with the repayment of the term loans described above.

The Revolving Credit Facility is split evenly into a $1.325 billion three-year facility and a $1.325 billion five-year facility. Borrowings on both facilities bear interest at a variable rate equal to LIBOR, or another index rate, in each case plus a specified margin.

NYTDC Special Facilities Revenue Bonds

During the June 2018 quarter, the New York Transportation Development Corporation ("NYTDC") issued Special Facilities Revenue Bonds, Series 2018 (the "2018 Bonds") in the aggregate principal amount of $1.4 billion. We entered into loan agreements with the NYTDC to use the proceeds from the 2018 Bonds to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport. The proceeds from the 2018 Bonds are recorded in cash restricted for airport construction on the Consolidated Balance Sheet. Additional information about the construction project at the LaGuardia Airport is included in Note 8, "Airport Development," in our Form 10-K.

We are required to pay debt service on the 2018 Bonds through payments under loan agreements with NYTDC, and we have guaranteed the 2018 Bonds.

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

(in millions)	June 30, 2018	December 31, 2017
Total debt at par value	$9,491	$8,539
Unamortized premium (discount) and debt issue cost, net	23	(99)
Net carrying amount	$9,514	$8,440

Fair value	$9,700	$8,700

Covenants

We were in compliance with the covenants in our financings at June 30, 2018.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2018	2017	2018	2017
Three Months Ended June 30,
Service cost	$—	$—	$21	$22
Interest cost	195	213	32	35
Expected return on plan assets	(329)	(286)	(17)	(17)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	66	66	10	8
Settlements	4	—	—	—
Net (benefit) cost	$(64)	$(7)	$39	$41

Six Months Ended June 30,
Service cost	$—	$—	$43	$44
Interest cost	390	426	63	70
Expected return on plan assets	(659)	(572)	(34)	(34)
Amortization of prior service credit	—	—	(13)	(14)
Recognized net actuarial loss	134	132	18	16
Settlements	4	—	—	—
Net (benefit) cost	$(131)	$(14)	$77	$82

Service cost is recorded in salaries and related costs in the income statement while all other components are recorded within miscellaneous, net under non-operating expense.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $16.4 billion at June 30, 2018:

(in millions)	Total
Six months ending December 31, 2018	$1,350
2019	3,470
2020	3,420
2021	3,910
2022	2,450
Thereafter	1,780
Total	$16,380

Our future aircraft purchase commitments included the following aircraft at June 30, 2018:

Aircraft Type	Purchase Commitments
A220-100 (formerly called CS100)	75
A321-200	71
A321-200neo	100
A330-900neo	25
A350-900	14
B-737-900ER	30
CRJ-900	20
Total	335

In June 2018, we signed an agreement with Bombardier Commercial Aircraft to purchase 20 CRJ-900 aircraft. These aircraft will be operated by a Delta Connection carrier and will replace older dual-class aircraft that they own or lease. The new aircraft will be delivered beginning in late 2018 with the last delivery to occur in 2020.

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

We believe that our insurance would cover most of our exposure to liabilities and related indemnities associated with the commercial real estate leases and aircraft and other equipment lease and financing agreements described above. While our insurance does not typically cover environmental liabilities, we have insurance policies in place as required by applicable environmental laws.

Some of our aircraft and other financing transactions include provisions that require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to specified changes in law or regulations. In some of these financing transactions, we also bear the risk of changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $1)	—	4	—	4
Reclassifications into retained earnings (net of tax effect of $61)(1)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $35)(2)	111	6	—	117
Balance at June 30, 2018 (net of tax effect of $1,426)	$(7,701)	$95	$—	$(7,606)

Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$114	$(36)	$(7,636)
Changes in value (net of tax effect of $6)	—	(14)	32	18
Reclassifications into earnings (net of tax effect of $40)(2)	83	(7)	(7)	69
Balance at June 30, 2017 (net of tax effect of $1,424)	$(7,631)	$93	$(11)	$(7,549)

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

NOTE 10. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2018 was $1.1 billion and $2.0 billion, respectively, compared to $756 million and $1.5 billion, respectively, for the three and six months ended June 30, 2017.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2018
Operating revenue:	$11,559	$1,667			$11,775
Sales to airline segment			$(275)	(1)
Exchanged products			(1,096)	(2)
Sales of refined products			(80)	(3)
Operating income	1,635	45	—		1,680
Interest expense (income), net	97	(8)	—		89
Depreciation and amortization	573	17	—		590
Total assets, end of period	53,335	2,461	—		55,796
Capital expenditures	1,567	13	—		1,580

Three Months Ended June 30, 2017
Operating revenue:	$10,680	$1,139			$10,747
Sales to airline segment			$(193)	(1)
Exchanged products			(756)	(2)
Sales of refined products			(123)	(3)
Operating income	1,976	6	—		1,982
Interest expense, net	103	—	—		103
Depreciation and amortization	520	11	—		531
Total assets, end of period	50,964	1,487	—		52,451
Capital expenditures	928	60	—		988

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2018
Operating revenue:	$21,314	$3,158			$21,743
Sales to airline segment			$(537)	(1)
Exchanged products			(1,972)	(2)
Sales of refined products			(220)	(3)
Operating income	2,431	89	—		2,520
Interest expense (income), net	203	(12)	—		191
Depreciation and amortization	1,168	32	—		1,200
Capital expenditures	2,818	28	—		2,846

Six Months Ended June 30, 2017
Operating revenue:	$19,720	$2,267			$19,848
Sales to airline segment			$(383)	(1)
Exchanged products			(1,489)	(2)
Sales of refined products			(267)	(3)
Operating income	2,931	50	—		2,981
Interest expense, net	197	—	—		197
Depreciation and amortization	1,047	21	—		1,068
Capital expenditures	1,704	86	—		1,790

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

NOTE 11. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Lease Restructuring
Liability as of January 1, 2018	$237
Payments	(39)
Additional expenses and other	1
Liability as of June 30, 2018	$199

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$1,025	$1,186	$1,572	$1,747

Basic weighted average shares outstanding	695	728	699	728
Dilutive effect of share-based awards	2	3	2	3
Diluted weighted average shares outstanding	697	731	701	731

Basic earnings per share	$1.47	$1.63	$2.25	$2.40
Diluted earnings per share	$1.47	$1.62	$2.24	$2.39

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2018 Quarter Financial Highlights

Our pre-tax income for the June 2018 quarter was $1.4 billion, representing a $459 million decrease compared to the corresponding prior year quarter primarily resulting from higher fuel expense and net unrealized losses on our equity investments, partially offset by increased passenger revenue. Pre-tax income, adjusted for special items (a non-GAAP financial measure) was $1.6 billion, a decrease of $183 million compared to the corresponding prior year period. Special items for the June 2018 quarter were primarily related to $238 million of net unrealized losses on our equity investments in GOL, China Eastern and Air France-KLM.

Revenue. Compared to the June 2017 quarter, our operating revenue increased $1.0 billion, or 9.6%, on 3.5% higher capacity combined with strong demand and fare increases implemented in response to higher fuel prices. Total revenue per available seat mile ("TRASM") increased 5.9% and TRASM, adjusted (a non-GAAP financial measure) increased 4.6% compared to the June 2017 quarter, led by (1) unit revenue growth in all four geographic regions, (2) broad-based strength in both leisure and business demand, (3) foreign currency improvements, and (4) expansion of Branded Fares.

Other revenue increased 27.1% primarily from sales of non-jet fuel products to third parties by our refinery, resulting from higher sales volume and market prices.

Operating Expense. Total operating expense increased $1.3 billion, or 15.2%, and our consolidated operating cost per available seat mile ("CASM") increased 11.3% to 14.73 cents compared to the June 2017 quarter, primarily due to higher fuel expense and ancillary businesses and refinery expenses. The increase in fuel expense primarily resulted from an approximately 38% increase in the market price per gallon of fuel and a 2% increase in consumption. The increase in ancillary businesses and refinery expenses primarily resulted from $149 million of additional costs related to refinery sales to third parties.

Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) increased 2.9% to 10.02 cents compared to the June 2017 quarter.

Non-Operating Expense. Total non-operating expense increased $157 million compared to the June 2017 quarter, primarily due to net unrealized losses on our equity investments in GOL, China Eastern and Air France-KLM of $238 million. In 2017, before we adopted the new financial instruments standard, we recorded unrealized gains/(losses) on our equity investments in AOCI.

The non-GAAP financial measures for pre-tax income, adjusted for special items, TRASM, adjusted, and CASM-Ex, used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended June 30, 2018 and 2017

Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)	2018		2017
Passenger	$10,546		$9,768		$778		8.0%
Cargo	223		187		36		19.1%
Other	1,006		792		214		27.1%
Total operating revenue	$11,775		$10,747		$1,028		9.6%

TRASM (cents)	17.19	¢	16.23	¢	0.96	¢	5.9%
Third-party refinery sales(1)	(0.32)		(0.10)		(0.22)		NM
TRASM, adjusted (cents)	16.87	¢	16.13	¢	0.74	¢	4.6%

(1)	For additional information on adjusting for third-party refinery sales, see "Supplemental Information" below.

Passenger Revenue

Passenger revenue is composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger's flight.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ticket	$9,308	$8,606	$702	8.2%
Loyalty travel awards	680	622	58	9.3%
Travel-related services	558	540	18	3.3%
Total passenger revenue	$10,546	$9,768	$778	8.0%

Ticket and Loyalty Travel Awards Revenue

Ticket and loyalty travel awards revenue increased $702 million and $58 million, respectively, compared to the June 2017 quarter, consistent with the geographic region discussion below.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2017
(in millions)	Three Months Ended June 30, 2018	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$7,413	7.6%	4.9%	5.5%	2.5%	2.0%	(0.5)	pts
Atlantic	1,782	13.9%	2.4%	2.4%	11.1%	11.2%	0.1	pts
Latin America	709	(0.8)%	(3.1)%	(1.3)%	2.4%	0.6%	(1.6)	pts
Pacific	642	6.9%	(1.0)%	(3.1)%	8.0%	10.4%	1.9	pts
Total	$10,546	8.0%	3.2%	3.5%	4.6%	4.4%	(0.2)	pts

Passenger revenue increased $778 million, or 8.0%, compared to the June 2017 quarter. Passenger revenue per available seat mile ("PRASM") increased 4.4% and passenger mile yield increased 4.6% on 3.5% higher capacity. Load factor declined slightly from the prior year quarter at 86.7%.

Unit revenues of the domestic region increased 2.0%, resulting from our commercial initiatives, including differentiated products for our customers, known as Branded Fares, strong demand and fare increases implemented in response to higher fuel prices. Our domestic operations have generated five consecutive quarters of year-over-year unit revenue growth, including a continuation of the business yield growth generated in the March 2018 quarter.

Passenger revenues related to our international regions increased 8.8% year-over-year, despite reduced capacity in the Pacific and Latin America. During the quarter, we continued to expand our Branded Fares product and generated unit revenue increases in all three regions,

In the Atlantic, unit revenues increased 11.2% due to strengthening yields from business cabin traffic and the benefit provided by foreign currency fluctuations. Yield growth was particularly strong as we continue to leverage our alliance partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris. During the quarter, we began service on our flagship A350-900 with Delta One suites and the Delta Premium Select cabin from Detroit to Amsterdam. We also launched several new routes, including Los Angeles to Paris and Amsterdam, Indianapolis to Paris and Atlanta to Lisbon.

Unit revenues increased in Latin America principally as a result of yield growth, particularly in Central America and the Caribbean. The increase was partially offset by challenges in the Mexico market from travel advisories and increased industry capacity impacting demand to beach destinations. These challenges have been mitigated through our joint cooperation agreement with Aeroméxico, which marked its first anniversary during the June 2018 quarter. Over that time, we have combined to launch eight new routes between the United States and Mexico, providing our customers with improved connectivity, more convenient schedules and increasingly seamless service between the two carriers.

Unit revenues increased in the Pacific region due to yield strength across all markets, particularly Japan and Korea, in addition to the benefit provided by foreign currency fluctuations. We launched a joint venture with Korean Air in May 2018 which provides more opportunities for our customers to reach destinations throughout Asia. During the June 2018 quarter, we generated double-digit unit revenue growth in Korea on a more than 20% increase in capacity compared to the prior year. We also introduced our flagship A350-900 on the Los Angeles to Shanghai route.

Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ancillary businesses and refinery	$522	$320	$202	63.1%
Loyalty program	358	316	42	13.3%
Miscellaneous	126	156	(30)	(19.2)%
Total other revenue	$1,006	$792	$214	27.1%

Ancillary businesses and refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $149 million compared to the June 2017 quarter, resulting from higher sales volume and market prices.

Loyalty program. Loyalty program revenues relate to brand usage and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Salaries and related costs	$2,668	$2,521	$147	5.8%
Aircraft fuel and related taxes	2,341	1,687	654	38.8%
Regional carriers expense, excluding fuel	883	838	45	5.4%
Depreciation and amortization	590	531	59	11.1%
Contracted services	540	525	15	2.9%
Ancillary businesses and refinery	494	296	198	66.9%
Passenger commissions and other selling expenses	511	467	44	9.4%
Aircraft maintenance materials and outside repairs	427	392	35	8.9%
Landing fees and other rents	407	373	34	9.1%
Profit sharing	400	338	62	18.3%
Passenger service	300	284	16	5.6%
Aircraft rent	97	86	11	12.8%
Other	437	427	10	2.3%
Total operating expense	$10,095	$8,765	$1,330	15.2%

Aircraft Fuel and Related Taxes. Fuel expense increased $654 million compared to the prior year quarter from an approximately 38% increase in the market price per gallon of fuel and a 2% increase in consumption, partially offset by profits generated within our refinery segment.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data)	2018	2017		2018	2017
Fuel purchase cost(1)	$2,361	$1,676	$685	$2.21	$1.60	$0.61
Airline segment fuel hedge impact	25	17	8	0.02	0.02	—
Refinery segment impact	(45)	(6)	(39)	(0.04)	(0.01)	(0.03)
Total fuel expense	$2,341	$1,687	$654	$2.19	$1.61	$0.58
MTM adjustments and settlements(2)	(24)	52	(76)	(0.02)	0.05	(0.07)
Total fuel expense, adjusted	$2,317	$1,739	$578	$2.17	$1.66	$0.51

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from more new aircraft deliveries than the prior year, including B-737-900ER, A321-200 and A350-900 aircraft, and fleet modifications. In addition, as part of our fleet evolution, the current period includes accelerated depreciation due to the planned retirement of our MD-88 fleet. As we take delivery of the aircraft discussed above, we continue to evaluate our current fleet compared to network requirements.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Expenses related to refinery sales to third parties increased $149 million compared to the June 2017 quarter. Refinery sales to third parties are at or near cost.

Profit Sharing. The increase in profit sharing is related to the alignment of our profit sharing programs under a single formula, which was implemented October 1, 2017. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to October 1, 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

Results of Operations - Six Months Ended June 30, 2018 and 2017

Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)	2018		2017
Passenger	$19,311		$17,946		$1,365		7.6%
Cargo	425		350		75		21.4%
Other	2,007		1,552		455		29.3%
Total operating revenue	$21,743		$19,848		$1,895		9.5%

TRASM (cents)	16.99	¢	15.99	¢	1.00	¢	6.3%
Third-party refinery sales(1)	(0.33)		(0.11)		(0.22)		NM
TRASM, adjusted (cents)	16.66	¢	15.89	¢	0.77	¢	4.8%

(1)	For additional information on adjusting for third-party refinery sales, see "Supplemental Information" below.

Passenger Revenue

Passenger revenue is composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger's flight.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ticket	$16,961	$15,711	$1,250	8.0%
Loyalty travel awards	1,298	1,204	94	7.8%
Travel-related services	1,052	1,031	21	2.0%
Total passenger revenue	$19,311	$17,946	$1,365	7.6%

Ticket and Loyalty Travel Awards Revenue

Ticket and loyalty travel awards revenue increased $1.3 billion and $94 million, respectively, compared to the six months ended June 30, 2017, consistent with the geographic region discussion below.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2017
(in millions)	Six Months Ended June 30, 2018	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$13,714	7.2%	4.1%	4.7%	3.0%	2.4%	(0.5)	pts
Atlantic	2,841	13.9%	3.6%	2.6%	9.9%	11.0%	0.8	pts
Latin America	1,536	3.2%	(1.2)%	(0.1)%	4.4%	3.3%	(0.9)	pts
Pacific	1,220	4.1%	(1.3)%	(2.6)%	5.4%	6.8%	1.2	pts
Total	$19,311	7.6%	3.0%	3.1%	4.5%	4.4%	(0.1)	pts

Passenger revenue increased $1.4 billion, or 7.6%, compared to the six months ended June 30, 2017. PRASM increased 4.4% and passenger mile yield increased 4.5% on 3.1% higher capacity. Load factor was slightly lower than the prior year period at 84.9%.

Unit revenues of the domestic region increased 2.4%, resulting from our commercial initiatives, including differentiated products for our customers, known as Branded Fares, strong demand and fare increases implemented in response to higher fuel prices.

Passenger revenue related to our international regions increased 8.6% year-over-year including growth in all three regions, despite reduced capacity in the Pacific and Latin America. During the six months ended June 30, 2018, we continued to expand our Branded Fares product and generated unit revenue increases in all three regions,

In the Atlantic, unit revenues increased 11.0% due to strengthening yields from business cabin traffic and the benefit provided by foreign currency fluctuations. Yield growth was particularly strong as we continue to leverage our alliance partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris. During the six months ended June 30, 2018, we began service on our flagship A350-900 with Delta One suites and the Delta Premium Select cabin from Detroit to Amsterdam. We also launched several new routes, including Los Angeles to Paris and Amsterdam, Indianapolis to Paris and Atlanta to Lisbon.

Unit revenues increased in Latin America principally as a result of yield growth, particularly in Central America and the Caribbean. The increase was partially offset by challenges in the Mexico market from travel advisories and increased industry capacity impacting demand to beach destinations. These challenges have been mitigated through our joint cooperation agreement with Aeroméxico, which marked its first anniversary during the six months ended June 30, 2018. Over that time, we have combined to launch eight new routes between the United States and Mexico, providing our customers with improved connectivity, more convenient schedules and increasingly seamless service between the two carriers.

Unit revenues increased in the Pacific region due to yield strength, particularly Japan and Korea. In May 2018, we launched a joint venture with Korean Air which provides more opportunities for our customers to reach destinations throughout Asia. We also introduced our flagship A350-900 on routes from Los Angeles to Shanghai, Detroit to Beijing and Shanghai and Atlanta to Seoul-Incheon.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ancillary businesses and refinery	$1,042	$632	$410	64.9%
Loyalty program	705	621	84	13.5%
Miscellaneous	260	299	(39)	(13.0)%
Total other revenue	$2,007	$1,552	$455	29.3%

Ancillary businesses and refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $301 million compared to the six months ended June 30, 2017, resulting from higher sales volume and market prices.

Loyalty program. Loyalty program revenues relate to brand usage and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Salaries and related costs	$5,252	$4,906	$346	7.1%
Aircraft fuel and related taxes	4,195	3,169	1,026	32.4%
Regional carriers expense, excluding fuel	1,739	1,702	37	2.2%
Depreciation and amortization	1,200	1,068	132	12.4%
Contracted services	1,084	1,029	55	5.3%
Ancillary businesses and refinery	987	588	399	67.9%
Passenger commissions and other selling expenses	938	872	66	7.6%
Aircraft maintenance materials and outside repairs	862	824	38	4.6%
Landing fees and other rents	780	734	46	6.3%
Profit sharing	583	489	94	19.2%
Passenger service	563	518	45	8.7%
Aircraft rent	191	170	21	12.4%
Other	849	798	51	6.4%
Total operating expense	$19,223	$16,867	$2,356	14.0%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to increases for eligible merit, ground and flight attendant employees implemented in the June 2017 quarter.

Aircraft Fuel and Related Taxes. Fuel expense increased $1.0 billion compared to the prior year due to a 31% increase in the market price per gallon of fuel and a 2% increase in consumption, partially offset by profits generated within our refinery segment.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data)	2018	2017		2018	2017
Fuel purchase cost(1)	$4,289	$3,207	$1,082	$2.14	$1.63	$0.51
Airline segment fuel hedge impact	(5)	12	(17)	—	0.01	(0.01)
Refinery segment impact	(89)	(50)	(39)	(0.04)	(0.03)	(0.01)
Total fuel expense	$4,195	$3,169	$1,026	$2.10	$1.61	$0.49
MTM adjustments and settlements(2)	4	136	(132)	—	0.07	(0.07)
Total fuel expense, adjusted	$4,199	$3,305	$894	$2.10	$1.68	$0.42

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from more new aircraft deliveries than the prior year, including B-737-900ER, A321-200, A330-300 and A350-900 aircraft, and fleet modifications. In addition, as part of our fleet evolution, the current period includes accelerated depreciation due to the planned retirement of our MD-88 fleet. As we take delivery of the aircraft discussed above, we continue to evaluate our current fleet compared to network requirements.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Expenses related to refinery sales to third parties increased $301 million compared to the corresponding prior year period. Refinery sales to third parties are at or near cost.

Profit Sharing. The increase in profit sharing is related to the alignment of our profit sharing programs under a single formula, which was implemented October 1, 2017. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to October 1, 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

Non-Operating Results	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Favorable (Unfavorable)	2018	2017	Favorable (Unfavorable)
Interest expense, net	$(89)	$(103)	$14	$(191)	$(197)	$6
Unrealized gain/(loss) on investments, net	(238)	—	(238)	(220)	—	(220)
Miscellaneous, net	19	(48)	67	(19)	(104)	85
Total non-operating expense, net	$(308)	$(151)	$(157)	$(430)	$(301)	$(129)

Interest expense, net decreased compared to the prior year periods as a result of lower interest rates on our debt.

Unrealized gain/(loss) on investments, net reflects the unrealized gains and losses on our equity investments in GOL, China Eastern and Air France-KLM. In 2017, before we adopted the new financial instruments standard, we recorded unrealized gains/(losses) on available-for-sale investments in AOCI.

Miscellaneous, net is primarily composed of our proportionate share of earnings from our equity investments in Virgin Atlantic and Grupo Aeroméxico, foreign exchange gains/losses, pension-related costs and charitable contributions. Our equity investment earnings and foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period. The favorable variance compared to the prior year periods primarily results from the current year net pension benefit compared to net pension cost in the prior year.

Income Taxes

We project that our annual effective tax rate for 2018 will be approximately 23%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 205,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

The refinery recorded operating revenues of $1.7 billion and $3.2 billion in the three and six months ended June 30, 2018, compared to $1.1 billion and $2.3 billion in the three and six months ended June 30, 2017. Operating revenues in the three and six months ended June 30, 2018 were primarily composed of $1.1 billion and $2.0 billion of non-jet fuel products exchanged with third parties to procure jet fuel and $275 million and $537 million of sales of jet fuel to the airline segment. Refinery revenues increased compared to the prior year period due to higher costs of oil leading to higher pricing for associated refined products and higher refinery run rates.

The refinery recorded income of $45 million and $89 million in the three and six months ended June 30, 2018, respectively, compared to $6 million and $50 million in three and six months ended June 30, 2017. The refinery's income in the current period was primarily due to lower costs for renewable energy credits and higher refined product cracks for distillate products (jet fuel and diesel).

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The refinery purchases the majority of its RINs requirement in the secondary market. We recognized a $22 million gain in the three months ended June 30, 2018 resulting from an approximately 40% decline in the observable RINs prices. In the three months ended June 30, 2017 we recognized $56 million of expense related to the RINs requirement.

For more information regarding the refinery's results, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)	Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2018		2017			2018		2017
Revenue passenger miles (in millions)	59,406		57,575		3.2%	108,682		105,527		3.0%
Available seat miles (in millions)	68,514		66,227		3.5%	127,967		124,098		3.1%
Passenger mile yield	17.75	¢	16.97	¢	4.6%	17.77	¢	17.01	¢	4.5%
PRASM	15.39	¢	14.75	¢	4.4%	15.09	¢	14.46	¢	4.4%
TRASM	17.19	¢	16.23	¢	5.9%	16.99	¢	15.99	¢	6.3%
TRASM, adjusted(2)	16.87	¢	16.13	¢	4.6%	16.66	¢	15.89	¢	4.8%
CASM	14.73	¢	13.23	¢	11.3%	15.02	¢	13.59	¢	10.5%
CASM-Ex(2)	10.02	¢	9.73	¢	2.9%	10.52	¢	10.17	¢	3.4%
Passenger load factor	86.7%		86.9%		(0.2)%	84.9%		85.0%		(0.1)%
Fuel gallons consumed (in millions)	1,067		1,047		2.0%	2,003		1,965		1.9%
Average price per fuel gallon(3)	$2.19		$1.61		36.0%	$2.10		$1.61		30.4%
Average price per fuel gallon, adjusted(3)(4)	$2.17		$1.66		30.7%	$2.10		$1.68		24.7%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and six months ended June 30, 2018 and 2017.

Fleet Information

Our operating aircraft fleet and commitments at June 30, 2018 are summarized in the following table:

	Current Fleet(1)					Commitments(1)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	14	74	91	16.8	—	—
B-737-700	10	—	—	10	9.4	—	—
B-737-800	73	4	—	77	16.8	—	—
B-737-900ER	63	—	37	100	2.5	30	—
B-757-200	89	8	3	100	20.9	—	—
B-757-300	16	—	—	16	15.4	—	—
B-767-300	2	—	—	2	25.0	—	—
B-767-300ER	54	2	—	56	22.1	—	—
B-767-400ER	21	—	—	21	17.5	—	—
B-777-200ER	8	—	—	8	18.6	—	—
B-777-200LR	10	—	—	10	9.3	—	—
A220-100 (formerly called CS100)	—	—	—	—	—	75	50
A319-100	55	—	2	57	16.3	—	—
A320-200	55	3	4	62	22.9	—	—
A321-200	29	—	27	56	0.9	71	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	13.3	—	—
A330-300	28	—	3	31	9.5	—	—
A330-900neo	—	—	—	—	—	25	—
A350-900	11	—	—	11	0.5	14	—
MD-88	90	14	—	104	27.7	—	—
MD-90	53	—	—	53	21.3	—	—
Total	681	45	150	876	16.3	315	150

(1)	Excludes certain aircraft we own, lease or have committed to purchase that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at June 30, 2018:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900(3)	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	43	3	109	—	—	155
ExpressJet Airlines, Inc.(2)	—	21	—	—	—	21
SkyWest Airlines, Inc.	85	27	36	—	28	176
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	20	16	36
GoJet Airlines, LLC	—	22	7	—	—	29
Total	128	73	152	20	80	453

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	During 2017, we and ExpressJet Airlines, Inc. agreed to terminate our relationship by the end of 2018.

(3)
In June 2018, we signed an agreement with Bombardier Commercial Aircraft to purchase 20 CRJ-900 aircraft, which are not included in the table above. These aircraft will be operated by a Delta Connection carrier, and will replace older dual-class aircraft that they own or lease. The new aircraft will be delivered beginning in late 2018 with the last delivery to occur in 2020.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of June 30, 2018, we had $5.5 billion in unrestricted liquidity, consisting of $2.4 billion in cash and cash equivalents and short-term investments and $3.1 billion in undrawn revolving credit facilities. During the six months ended June 30, 2018, we used existing cash and cash generated from operating activities to fund capital expenditures of $2.8 billion and return $1.4 billion to shareholders.

Sources of Liquidity
Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $4.2 billion and $1.5 billion in the six months ended June 30, 2018 and 2017, respectively. We had lower operating cash flows during the first half of 2017 primarily due to incremental pension plan contributions, as discussed below. We expect to continue generating positive cash flows from operations during the remainder of 2018.

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

Fuel. Fuel expense represented approximately 22% of our total operating expenses for the six months ended June 30, 2018. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We have no minimum funding requirements in 2018. However, we voluntarily contributed $500 million to our qualified defined benefit pension plans during the first three months of 2018. Using the net proceeds from an unsecured debt offering in 2017 and existing cash, we contributed $3.2 billion to our qualified defined benefit pension plans during the six months ended June 30, 2017. We also contributed shares of our common stock from treasury with a value of $350 million during the March 2017 quarter.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to October 1, 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees. During the six months ended June 30, 2018, we accrued $583 million in profit sharing expense based on the year-to-date performance and current expectations for 2018 profit.

We paid $1.1 billion in profit sharing in February 2018 related to our 2017 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $2.8 billion and $1.8 billion for the six months ended June 30, 2018 and 2017, respectively. Our capital expenditures during the six months ended June 30, 2018 were primarily related to the purchases of B-737-900ER, A321-200 and A350-900 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our expected 2018 investments of $4.5 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A350-900s, A220-100s and CRJ-900s, along with advance deposit payments for these and A321-200neos and A330-900neos, as well as (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Los Angeles International Airport Construction. During 2016, we executed a modified lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we are designing and managing the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation was completed during the June 2017 quarter. We will also design and manage the construction of an expansion of the project, which is expected to cost an additional $1.5 billion, of which $1.3 billion has been approved by LAWA. The expanded project will include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing and arrival halls and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. We have guaranteed the obligations of the RAIC under the credit facility. Using funding provided by the credit agreement and/or cash flows from operations, we expect to spend approximately $230 million on this project during 2018, of which $131 million was incurred in the six months ended June 30, 2018.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our costs for the project to be approximately $3.3 billion and we bear the risks of project construction, including if the project’s actual costs exceed the projected costs. Using funding provided by cash flows from operations and/or financing arrangements, we expect to spend approximately $550 million on this project during 2018, of which $99 million was incurred in the six months ended June 30, 2018.

Financing Activities

Debt and Capital Leases. During the June 2018 quarter, we issued $1.6 billion in aggregate principal amount of unsecured notes, consisting of $600 million of 3.4% Notes due 2021, $500 million of 3.8% Notes due 2023 and $500 million of 4.375% Notes due 2028. We used the net proceeds from the offering of the Notes to repay borrowings outstanding under our secured Pacific term loan B-1 facility and 2015 term loan facility and for general corporate purposes.

Concurrent with the unsecured debt offering, we entered into a $2.65 billion unsecured revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility was undrawn at the time we entered into it and remains undrawn. The Revolving Credit Facility replaces the undrawn secured Pacific revolving credit facility and the 2015 revolving credit facility, both of which were terminated in conjunction with the repayment of the term loans described above.

The Revolving Credit Facility is split evenly into a $1.325 billion three-year facility and a $1.325 billion five-year facility. Borrowings on both facilities bear interest at a variable rate equal to LIBOR, or another index rate, in each case plus a specified margin.

Also during the June 2018 quarter, the New York Transportation Development Corporation ("NYTDC") issued Special Facilities Revenue Bonds, Series 2018 (the "2018 Bonds") in the aggregate principal amount of $1.4 billion. We entered into loan agreements with the NYTDC to use the proceeds from the 2018 Bonds to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport. The proceeds from the 2018 Bonds are recorded in cash restricted for airport construction on the Consolidated Balance Sheet.

Despite the recent debt issuances, since December 31, 2009, we have reduced our principal amount of debt and capital leases by $8.3 billion. The principal amount of debt and capital leases was $9.9 billion at June 30, 2018.

Capital Return to Shareholders. During the six months ended June 30, 2018, we repurchased and retired 17 million shares of our common stock at a cost of $925 million.

In the June 2018 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.305 per share, for total cash dividends of $213 million.

Undrawn Lines of Credit

We have $3.1 billion available in undrawn revolving lines of credit. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financings at June 30, 2018.

Critical Accounting Policies and Estimates

Except as set forth below, for information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Frequent Flyer Program

Our frequent flyer program (the "SkyMiles program") generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the SkyMiles program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and travel fare paid. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

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

Sale of mileage credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. During the six months ended June 30, 2018 and 2017, total cash sales from marketing agreements were $1.7 billion and $1.5 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

We defer the amount for award travel obligation as part of frequent flyer deferred revenue and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue over time as miles are delivered.

Mileage breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. At June 30, 2018, the aggregate deferred revenue balance associated with the SkyMiles program was $6.5 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an approximately $200 million impact on annual revenue recognized.

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

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Reconciliations below may not calculate due to rounding.

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

Equity investment MTM adjustments. We record our proportionate share of earnings/loss from our equity investments in Virgin Atlantic and Aeroméxico in non-operating expense. We adjust for our equity method investees' hedge portfolio MTM adjustments to allow investors to better understand and analyze our core operational performance in the periods shown.

Unrealized gain/loss on investments. We record the unrealized gains/losses on our investments in GOL, China Eastern and Air France-KLM in non-operating expense. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

	Three Months Ended June 30,
(in millions)	2018	2017
Pre-tax income	$1,372	$1,831
Adjusted for:
MTM adjustments and settlements	24	(52)
Equity investment MTM adjustments	(22)	15
Unrealized gain/loss on investments	238	—
Pre-tax income, adjusted for special items	$1,612	$1,795

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
TRASM	17.19	¢	16.23	¢	16.99	¢	15.99	¢
Adjusted for:
Third-party refinery sales	(0.32)		(0.10)		(0.33)		(0.11)
TRASM, adjusted	16.87	¢	16.13	¢	16.66	¢	15.89	¢

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CASM	14.73 ¢	13.23 ¢	15.02 ¢	13.59 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.41)	(2.55)	(3.28)	(2.55)
Ancillary businesses and refinery	(0.72)	(0.44)	(0.76)	(0.48)
Profit sharing	(0.58)	(0.51)	(0.46)	(0.39)
CASM-Ex	10.02 ¢	9.73 ¢	10.52 ¢	10.17 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2018 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2018, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Bag Fee Antitrust Litigation

In May-July 2009, a number of purported class action antitrust lawsuits were filed against Delta and AirTran Airways ("AirTran"), alleging that Delta and AirTran engaged in collusive behavior in violation of Section 1 of the Sherman Act in November 2008 based upon certain public statements made in October 2008 by AirTran's CEO at an analyst conference concerning fees for the first checked bag, Delta’s imposition of a fee for the first checked bag on November 4, 2008 and AirTran's imposition of a similar fee on November 12, 2008. The plaintiffs sought to assert claims on behalf of an alleged class consisting of passengers who paid the first bag fee after December 5, 2008 and seek injunctive relief and unspecified treble damages. All of these cases were consolidated for pre-trial proceedings in the Northern District of Georgia. On March 29, 2017, the District Court granted the defendants' motions for summary judgment. On March 9, 2018, the U.S. Court of Appeals for the Eleventh Circuit affirmed this final judgment. On June 8, 2018, the Eleventh Circuit denied the plaintiffs' petition for rehearing en banc. The time period for the plaintiffs to file a petition for a writ of certiorari at the U.S. Supreme Court has not yet expired.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K and of our Form 10-Q for the quarterly period ended March 31, 2018, include a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K and the referenced Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2018 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the June 2018 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
April 2018	2,148,886	$54.38	2,148,886	$4,225
May 2018	3,956,438	$52.96	3,956,438	$4,025
June 2018	5,120,490	$53.78	5,120,490	$3,750
Total	11,225,814		11,225,814

ITEM 6. EXHIBITS

(a) Exhibits

10.1
Credit Agreement, dated as of April 19, 2018, among Delta Air Lines, Inc., as Borrower and The Lenders and JP Morgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, BNP Paribas, Citigroup Global Markets Inc., Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Syndication Agents, and JP Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas, Citigroup Global Markets Inc., Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and Natixis, New York Branch, as Joint Lead Arrangers and Joint Bookrunners

10.2	Terms of 2018 Restricted Stock Award for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018

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
July 12, 2018