Form 10-Q
period 2018-09-30
DELTA AIR LINES INC /DE/
filed 2018-10-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2018:
Common Stock, $0.0001 par value - 685,618,701 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 11, 2018

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,380	$1,814
Short-term investments	478	825
Accounts receivable, net of an allowance for uncollectible accounts of $12 at September 30, 2018 and December 31, 2017	2,517	2,377
Fuel inventory	715	916
Expendable parts and supplies inventories, net of an allowance for obsolescence of $125 and $113 at September 30, 2018 and December 31, 2017, respectively	455	413
Prepaid expenses and other	1,181	1,499
Total current assets	6,726	7,844
Property and Equipment, Net:
Property and equipment, net of accumulated depreciation and amortization of $15,552 and $14,097 at September 30, 2018 and December 31, 2017, respectively	28,565	26,563
Other Assets:
Goodwill	9,794	9,794
Identifiable intangibles, net of accumulated amortization of $857 and $845 at September 30, 2018 and December 31, 2017, respectively	4,835	4,847
Cash restricted for airport construction	1,214	—
Deferred income taxes, net	432	1,354
Other noncurrent assets	3,437	3,309
Total other assets	19,712	19,304
Total assets	$55,003	$53,711
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and capital leases	$1,176	$2,242
Air traffic liability	5,535	4,364
Accounts payable	3,265	3,674
Accrued salaries and related benefits	2,852	3,022
Frequent flyer deferred revenue	2,935	2,762
Fuel card obligation	1,066	1,067
Other accrued liabilities	1,329	1,868
Total current liabilities	18,158	18,999
Noncurrent Liabilities:
Long-term debt and capital leases	8,115	6,592
Pension, postretirement and related benefits	8,902	9,810
Frequent flyer deferred revenue	3,607	3,559
Other noncurrent liabilities	2,517	2,221
Total noncurrent liabilities	23,141	22,182
Commitments and Contingencies
Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 693,799,424 and 714,674,160 shares issued at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	11,740	12,053
Retained earnings	9,696	8,256
Accumulated other comprehensive loss	(7,535)	(7,621)
Treasury stock, at cost, 8,180,723 and 7,476,181 shares at September 30, 2018 and December 31, 2017, respectively	(197)	(158)
Total stockholders' equity	13,704	12,530
Total liabilities and stockholders' equity	$55,003	$53,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Operating Revenue:
Passenger	$10,796	$9,979	$30,107	$27,925
Cargo	226	191	651	542
Other	931	891	2,938	2,443
Total operating revenue	11,953	11,061	33,696	30,910

Operating Expense:
Salaries and related costs	2,753	2,619	8,004	7,525
Aircraft fuel and related taxes	2,498	1,785	6,693	4,954
Regional carriers expense, excluding fuel	903	887	2,643	2,589
Depreciation and amortization	580	571	1,780	1,639
Contracted services	562	543	1,646	1,572
Passenger commissions and other selling expenses	535	499	1,473	1,371
Ancillary businesses and refinery	410	387	1,396	975
Aircraft maintenance materials and outside repairs	371	390	1,233	1,214
Landing fees and other rents	421	392	1,201	1,126
Profit sharing	395	314	978	803
Passenger service	329	331	892	849
Aircraft rent	99	89	291	258
Other	455	431	1,305	1,230
Total operating expense	10,311	9,238	29,535	26,105

Operating Income	1,642	1,823	4,161	4,805

Non-Operating Income/(Expense):
Interest expense, net	(84)	(100)	(274)	(297)
Unrealized gain/(loss) on investments, net	50	—	(171)	—
Miscellaneous, net	66	53	48	(51)
Total non-operating income/(expense), net	32	(47)	(397)	(348)

Income Before Income Taxes	1,674	1,776	3,764	4,457

Income Tax Provision	(362)	(617)	(880)	(1,550)

Net Income	$1,312	$1,159	$2,884	$2,907

Basic Earnings Per Share	$1.91	$1.62	$4.15	$4.01
Diluted Earnings Per Share	$1.91	$1.61	$4.14	$4.00
Cash Dividends Declared Per Share	$0.35	$0.31	$0.96	$0.71

Comprehensive Income	$1,383	$1,233	$2,970	$3,067

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Net Cash Provided by Operating Activities	$5,650	$3,132

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,833)	(1,905)
Ground property and equipment, including technology	(980)	(826)
Purchase of equity investments	—	(795)
Purchase of short-term investments	(145)	(868)
Redemption of short-term investments	490	395
Other, net	87	38
Net cash used in investing activities	(3,381)	(3,961)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations	(2,741)	(819)
Repurchase of common stock	(1,250)	(1,350)
Cash dividends	(670)	(516)
Fuel card obligation	(1)	341
Proceeds from long-term obligations	3,124	2,004
Other, net	64	(140)
Net cash used in financing activities	(1,474)	(480)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	795	(1,309)
Cash, cash equivalents and restricted cash at beginning of period	1,853	2,826
Cash, cash equivalents and restricted cash at end of period	$2,648	$1,517

Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$—	$350
Flight and ground equipment acquired under capital leases	93	249

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:
	September 30,
(in millions)	2018	2017
Current assets:
Cash and cash equivalents	$1,380	$1,478
Restricted cash included in prepaid expenses and other	54	39
Other assets:
Cash restricted for airport construction	1,214	—
Total cash, cash equivalents and restricted cash	$2,648	$1,517

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results for the entire year.

We have recast prior period financial statements to conform with the adoption of the revenue recognition and retirement benefits standards described below. In addition, we have reclassified regional carriers fuel expense from regional carriers expense to aircraft fuel and related taxes, and consolidated ancillary businesses and refinery expenses into one financial statement line item, in addition to making other classification changes to conform to the current year presentation.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Leases. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." This ASU and subsequently issued amendments will require leases with durations greater than 12 months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018.

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We have not completed our assessment, including our evaluation of transition method and whether to early adopt, but the adoption of ASU 2016-02 will have a material impact on our Consolidated Balance Sheets. However, we do not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") or the Condensed Consolidated Statements of Cash Flows ("cash flows statement"). Information about our undiscounted future lease payments and the timing of those payments is in Note 7, "Lease Obligations," in our Form 10-K.

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

In addition, the adoption of the new standard increased the rate used to account for frequent flyer miles. We previously analyzed our standalone sales of mileage credits to other airlines and customers to establish the accounting value for frequent flyer miles. Considering the guidance in the new standard, we changed our valuation of a mileage credit to an analysis of the award redemption value. The new valuation considers the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash. This change increased our frequent flyer liability at December 31, 2017 by $2.2 billion. The mileage deferral and redemption rates are approximately the same; therefore, assuming stable volume, there would not be a significant change in revenue recognized from the program in a given period.

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

Retirement Benefits. In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard effective January 1, 2018. The components of the net (benefit) cost are shown in Note 7, "Employee Benefit Plans." As a result of the adoption, for the three and nine months ended September 30, 2017, we reclassified expense of $12 million and $36 million, respectively, from operating expense into non-operating income/(expense) in our income statement.

Impact of Recently Adopted Standards

We recast certain prior period amounts to conform with the adoption of the revenue recognition and retirement benefits standards, as shown in the tables below.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions, except per share data)	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Income statement:
Passenger revenue	$9,399	$580	$9,979	$26,318	$1,607	$27,925
Cargo revenue	187	4	191	530	12	542
Other revenue	1,474	(583)	891	4,151	(1,708)	2,443
Total operating revenue	11,060	1	11,061	30,999	(89)	30,910
Operating expense	9,221	17	9,238	26,079	26	26,105
Non-operating expense	(34)	(13)	(47)	(309)	(39)	(348)
Income tax provision	(627)	10	(617)	(1,606)	56	(1,550)
Net income	1,178	(19)	1,159	3,005	(98)	2,907
Diluted earnings per share	$1.64	$(0.03)	$1.61	$4.13	$(0.13)	$4.00

	December 31, 2017
(in millions)	As Previously Reported	Adjustments	Current Presentation
Balance sheet:
Deferred income taxes, net	$935	$419	$1,354
Air traffic liability	4,888	(524)	4,364
Frequent flyer deferred revenue (current and noncurrent)	4,118	2,203	6,321
Other accrued and other noncurrent liabilities	3,969	120	4,089
Retained earnings	9,636	(1,380)	8,256

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Ticket	$9,553	$8,812	$26,514	$24,523
Loyalty travel awards	678	622	1,976	1,826
Travel-related services	565	545	1,617	1,576
Total passenger revenue	$10,796	$9,979	$30,107	$27,925

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

We recognized approximately $3.5 billion in passenger revenue during each of the nine months ended September 30, 2018 and 2017 that was recorded in our air traffic liability balances at December 31, 2017 and 2016, respectively. We expect the remaining balance of the December 31, 2017 liability to be recognized by the end of 2018.

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

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our SkyMiles program provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for mileage credits that are not likely to be redeemed ("breakage"). Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining mileage credits are actually redeemed.

We defer revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused.

Sale of Mileage Credits. During the nine months ended September 30, 2018 and 2017, total cash sales from marketing agreements were $2.6 billion and $2.3 billion, respectively, which are allocated to travel and other performance obligations, as discussed below. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are generally from one to eight years. During the nine months ended September 30, 2018 and 2017, total cash sales from marketing agreements were $2.6 billion and $2.3 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

The table below presents the activity of the current and noncurrent frequent flyer liability, and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

(in millions)	2018	2017
Balance at January 1	$6,321	$5,922
Mileage credits earned	2,322	2,193
Travel mileage credits redeemed	(1,976)	(1,826)
Non-travel mileage credits redeemed	(125)	(114)
Balance at September 30	$6,542	$6,175

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

Passenger Revenue by Geographic Region

Passenger revenue is recognized in a specific geographic region based on the origin and destination of each flight segment. Our passenger revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Domestic	$7,395	$6,775	$21,093	$19,521
Atlantic	1,996	1,802	4,837	4,297
Latin America	675	693	2,228	2,226
Pacific	730	709	1,949	1,881
Total passenger revenue	$10,796	$9,979	$30,107	$27,925

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Ancillary businesses and refinery	$433	$419	$1,475	$1,050
Loyalty program	369	317	1,075	939
Miscellaneous	129	155	388	454
Total other revenue	$931	$891	$2,938	$2,443

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

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2018	Level 1	Level 2
Cash equivalents	$982	$982	$—
Short-term investments
U.S. government and agency securities	50	45	5
Asset- and mortgage-backed securities	91	—	91
Corporate obligations	258	—	258
Other fixed income securities	79	—	79
Restricted cash equivalents	1,268	1,268	—
Long-term investments	809	781	28
Hedge derivatives, net
Fuel hedge contracts	(29)	(19)	(10)
Interest rate contracts	(38)	—	(38)
Foreign currency exchange contracts	(9)	—	(9)

(in millions)	December 31, 2017	Level 1	Level 2
Cash equivalents	$1,357	$1,357	$—
Short-term investments
U.S. government and agency securities	93	84	9
Asset- and mortgage-backed securities	173	—	173
Corporate obligations	467	—	467
Other fixed income securities	92	—	92
Restricted cash equivalents	38	38	—
Long-term investments	513	485	28
Hedge derivatives, net
Fuel hedge contracts	(66)	(43)	(23)
Foreign currency exchange contracts	(17)	—	(17)

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. The hedge contracts include crude oil and refined products, as these commodities are highly correlated with the price of fuel that we consume. Option contracts are valued under an income approach using option pricing models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Volatilities used in these valuations ranged from 18% to 32% depending on the maturity dates, underlying commodities and strike prices of the option contracts. Swap contracts are valued under an income approach using a discounted cash flow model based on data either readily observable or provided by counterparties who regularly trade in public markets. Discount rates used in these valuations vary based on maturity dates utilizing the London Interbank Offered Rate ("LIBOR"). Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contracts. Our interest rate derivatives are swap contracts and they are valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Euro forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at September 30, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of the securities may have the right to retire our investments without prepayment penalties.

(in millions)	Total
Due in one year or less	$226
Due after one year through three years	228
Due after three years through five years	6
Due after five years	18
Total	$478

Long-Term Investments

We have developed strategic relationships with a number of airlines through equity investments and other forms of cooperation and support. Strategic relationships improve our coordination with these airlines and enable our customers to seamlessly connect to more destinations while enjoying a consistent, high-quality travel experience.

Equity Method Investments

•	Aeroméxico. We have a non-controlling 49% equity stake in Grupo Aeroméxico, the parent company of Aeroméxico.

•	Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways.

We account for these investments under the equity method of accounting and recognize our portion of their financial results in miscellaneous in our income statement under non-operating income/(expense).

Fair Value Investments

•
Air France-KLM. We own 9% of the outstanding shares of Air France-KLM. In addition, we have a joint venture with Air France-KLM and have developed a combined long-term joint venture with Air France-KLM and Virgin Atlantic, subject to required regulatory approvals.

•	GOL. We own 9% of the outstanding capital stock of GOL's parent company through our investment in preferred shares.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our Consolidated Balance Sheet as of September 30, 2018.

•	China Eastern. We own a 3% equity interest in China Eastern.

We account for these investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments in our income statement under non-operating income/(expense).

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change.

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s refining margins.

During the three and nine months ended September 30, 2018, we recorded fuel hedge gains of $7 million and fuel hedge losses of $85 million, respectively. During the three and nine months ended September 30, 2017, we recorded fuel hedge losses of $100 million and $3 million, respectively.

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

In January 2018, we entered into a three-year U.S. dollar-Euro cross currency swap with a notional value of €375 million. This swap was intended to mitigate foreign currency volatility resulting from our Euro-denominated investment in Air France-KLM. In response to favorable changes in interest rates and the U.S. dollar-Euro exchange rate, we settled the cross currency swap in August 2018. Upon settlement, realized gains of $12 million and $18 million were reflected in miscellaneous under non-operating income/(expense) during the three and nine months ended September 30, 2018, respectively. Subsequently, we entered into a new U.S. dollar-Euro cross currency swap with a notional value of €397 million and a maturity date in December 2020. During the three months ended September 30, 2018, we recorded an unrealized loss on this new swap of $12 million, which is reflected in unrealized gain/(loss) on investments under non-operating income/(expense).

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

Hedge Position as of September 30, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,893	U.S. dollars	April 2028	$1	$—	$(3)	$(36)	$(38)
Foreign currency exchange contracts	9,863	Japanese yen	November 2019	3	—	—	—	3
Not designated as hedges
Foreign currency exchange contract	397	Euros	December 2020	10	—	—	(22)	(12)
Fuel hedge contracts	215	gallons - crude oil and refined products	December 2019	45	15	(73)	(16)	(29)
Total derivative contracts				$59	$15	$(76)	$(74)	$(76)

Hedge Position as of December 31, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	23,512	Japanese yen	November 2019	$1	$1	$(13)	$(6)	$(17)
	490	Canadian dollars	May 2020
Not designated as hedges
Fuel hedge contracts	249	gallons - crude oil and refined products	May 2019	638	8	(694)	(18)	(66)
Total derivative contracts				$639	$9	$(707)	$(24)	$(83)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our Consolidated Balance Sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
September 30, 2018
Net derivative contracts	$14	$—	$(31)	$(59)	$(76)
December 31, 2017
Net derivative contracts	$—	$1	$(68)	$(16)	$(83)

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts are as follows:

	Effective Portion Reclassified from AOCI to Earnings		Effective Portion Recognized in Other Comprehensive Income
(in millions)	2018	2017	2018	2017
Three Months Ended September 30,
Foreign currency exchange contracts	$(1)	$—	$4	$(15)
Nine Months Ended September 30,
Foreign currency exchange contracts	$(4)	$11	$3	$(48)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings.

NOTE 6. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s)(5) Per Annum at			September 30,	December 31,
(in millions)	Dates			September 30, 2018			2018	2017
Pacific Facilities:
Pacific Term Loan B-1	n/a			n/a		n/a	$—	$1,048
Pacific Revolving Credit Facility	n/a			n/a		n/a	—	—
2015 Credit Facilities:
Term Loan Facility	n/a			n/a		n/a	—	490
Revolving Credit Facility	n/a			n/a		n/a	—	—
Financing arrangements secured by aircraft:
Certificates(1)	2018	to	2027	3.63%	to	8.02%	2,010	2,380
Notes(1)	2018	to	2026	2.75%	to	6.54%	1,281	1,961
2018 Unsecured Notes	2021	to	2028	3.40%	to	4.38%	1,600	—
2018 Unsecured Revolving Credit Facility	2021	to	2023	undrawn	variable(4)		—	—
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	—
Other unsecured notes	2020	to	2022	2.60%	to	3.63%	2,450	2,450
Other financings(1)(2)	2019	to	2030	1.81%	to	8.75%	140	210
Other revolving credit facilities(3)	2019	to	2021	undrawn	variable(4)		—	—
Total secured and unsecured debt							8,864	8,539
Unamortized premium (discount) and debt issue cost, net							17	(99)
Total debt							8,881	8,440
Less: current maturities							(1,080)	(2,145)
Total long-term debt							$7,801	$6,295

(1)	Due in installments.

(2)	Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

(3)	As of September 30, 2018, we have $537 million available under these revolving credit facilities, all of which are undrawn.

(4)	Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

(5)	Certain aircraft and other financings are comprised of variable rate debt.

2018 Unsecured Notes

During the June 2018 quarter, we issued $1.6 billion in aggregate principal amount of unsecured notes, consisting of $600 million of 3.4% Notes due 2021, $500 million of 3.8% Notes due 2023 and $500 million of 4.375% Notes due 2028 (collectively, the "Notes"). Concurrently with issuing the Notes, we entered into interest rate derivatives that swapped payments of fixed rate interest for payments of floating rate interest, which reduced our effective interest rate to one-month LIBOR plus 1.17%. See Note 5, "Derivatives," for more information about the interest rate swaps.

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

2018 Unsecured Revolving Credit Facility

During the June 2018 quarter, we entered into a $2.65 billion unsecured revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility was undrawn at the time we entered into it and remains undrawn. The Revolving Credit Facility replaced the undrawn secured Pacific Revolving Credit Facility and the 2015 Revolving Credit Facility, both of which were terminated in conjunction with the repayment of the term loans described above.

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

(in millions)	September 30, 2018	December 31, 2017
Total debt at par value	$8,864	$8,539
Unamortized premium (discount) and debt issue cost, net	17	(99)
Net carrying amount	$8,881	$8,440

Fair value	$9,000	$8,700

Covenants

We were in compliance with the covenants in our financings at September 30, 2018.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2018	2017	2018	2017
Three Months Ended September 30,
Service cost	$—	$—	$21	$22
Interest cost	195	213	32	35
Expected return on plan assets	(329)	(286)	(17)	(17)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	66	66	10	8
Settlements	—	—	—	—
Net (benefit) cost	$(68)	$(7)	$39	$41

Nine Months Ended September 30,
Service cost	$—	$—	$64	$66
Interest cost	586	639	95	105
Expected return on plan assets	(988)	(858)	(50)	(51)
Amortization of prior service credit	—	—	(20)	(21)
Recognized net actuarial loss	199	198	27	24
Settlements	4	—	—	—
Net (benefit) cost	$(199)	$(21)	$116	$123

Service cost is recorded in salaries and related costs in the income statement while all other components are recorded within miscellaneous under non-operating income/(expense).

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase and Lease Commitments

Our future aircraft purchase commitments totaled approximately $15.5 billion at September 30, 2018:

(in millions)	Total
Three months ending December 31, 2018	$640
2019	3,330
2020	3,420
2021	3,920
2022	2,440
Thereafter	1,770
Total	$15,520

Our future aircraft purchase commitments included the following aircraft at September 30, 2018:

Aircraft Type	Purchase Commitments
A220-100 (formerly called CS100)	75
A321-200	64
A321-200neo	100
A330-900neo	25
A350-900	14
B-737-900ER	26
CRJ-900	19
Total	323

In June 2018, we signed an agreement with Bombardier Commercial Aircraft to purchase 20 CRJ-900 aircraft. These aircraft will be operated by SkyWest Airlines, Inc., and will replace older dual-class aircraft that they own or lease. The new aircraft will be delivered through 2020.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $6)	13	7	—	20
Reclassifications into retained earnings (net of tax effect of $61)(1)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $51)(2)	164	8	—	172
Balance at September 30, 2018 (net of tax effect of $1,404)	$(7,635)	$100	$—	$(7,535)

Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$114	$(36)	$(7,636)
Changes in value (net of tax effect of $4)	—	(23)	76	53
Reclassifications into earnings (net of tax effect of $63)(2)	122	(7)	(8)	107
Balance at September 30, 2017 (net of tax effect of $1,391)	$(7,592)	$84	$32	$(7,476)

(1)
The reclassification into retained earnings relates to our investments in GOL, China Eastern and other available-for-sale investments, and the related conversion to accounting for changes in fair value of these investments from AOCI to the income statement. See Note 1, "Summary of Significant Accounting Policies," for more information.

(2)
Amounts reclassified from AOCI for pension and other benefits liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous and in passenger revenue, respectively, in the income statement. The reclassification into earnings for investments relates to our investment in Grupo Aeroméxico and the related conversion to accounting under the equity method. The reclassification of the unrealized gain was recorded to non-operating income/(expense) in our income statement.

(3)
Includes $700 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.

NOTE 10. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2018 was $1.1 billion and $3.1 billion, respectively, compared to $910 million and $2.4 billion, respectively, for the three and nine months ended September 30, 2017.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2018
Operating revenue:	$11,845	$1,609			$11,953
Sales to airline segment			$(328)	(1)
Exchanged products			(1,110)	(2)
Sales of refined products			(63)	(3)
Operating income	1,630	12	—		1,642
Interest expense (income), net	94	(10)	—		84
Depreciation and amortization	564	16	—		580
Total assets, end of period	53,103	1,900	—		55,003
Capital expenditures	928	39	—		967

Three Months Ended September 30, 2017
Operating revenue:	$10,932	$1,357			$11,061
Sales to airline segment			$(239)	(1)
Exchanged products			(910)	(2)
Sales of refined products			(79)	(3)
Operating income	1,786	37	—		1,823
Interest expense, net	100	—	—		100
Depreciation and amortization	560	11	—		571
Total assets, end of period	50,639	1,936	—		52,575
Capital expenditures	901	40	—		941

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2018
Operating revenue:	$33,159	$4,767			$33,696
Sales to airline segment			$(866)	(1)
Exchanged products			(3,081)	(2)
Sales of refined products			(283)	(3)
Operating income	4,060	101	—		4,161
Interest expense (income), net	297	(23)	—		274
Depreciation and amortization	1,732	48	—		1,780
Capital expenditures	3,746	67	—		3,813

Nine Months Ended September 30, 2017
Operating revenue:	$30,653	$3,624			$30,910
Sales to airline segment			$(622)	(1)
Exchanged products			(2,399)	(2)
Sales of refined products			(346)	(3)
Operating income	4,718	87	—		4,805
Interest expense, net	297	—	—		297
Depreciation and amortization	1,607	32	—		1,639
Capital expenditures	2,605	126	—		2,731

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

NOTE 11. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	Lease Restructuring
Liability as of January 1, 2018	$237
Payments	(54)
Additional expenses and other	1
Liability as of September 30, 2018	$184

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income	$1,312	$1,159	$2,884	$2,907

Basic weighted average shares outstanding	686	716	695	724
Dilutive effect of share-based awards	2	3	2	3
Diluted weighted average shares outstanding	688	719	697	727

Basic earnings per share	$1.91	$1.62	$4.15	$4.01
Diluted earnings per share	$1.91	$1.61	$4.14	$4.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2018 Quarter Financial Highlights

Our pre-tax income for the September 2018 quarter was $1.7 billion, representing a $102 million decrease compared to the corresponding prior year quarter primarily resulting from higher fuel expense, offset in large part by increased passenger revenue. Pre-tax income, adjusted for special items (a non-GAAP financial measure) was $1.6 billion, a decrease of $94 million compared to the corresponding prior year period. Special items for the September 2018 quarter were primarily related to $50 million of net unrealized gains on our equity investments.

Revenue. Compared to the September 2017 quarter, our operating revenue increased $892 million, or 8.1%, on 3.9% higher capacity, which was accompanied by strong demand and fare increases implemented in response to higher fuel prices. Total revenue per available seat mile ("TRASM") increased 4.0% and TRASM, adjusted (a non-GAAP financial measure) increased 4.3% compared to the September 2017 quarter, led by (1) unit revenue growth in three of our four geographic regions, (2) broad-based strength in both leisure and business demand and (3) foreign currency favorability in the Atlantic and Pacific regions. TRASM growth was partially offset by nearly a half point of negative impact from Hurricane Florence in September 2018.

Operating Expense. Total operating expense increased $1.1 billion, or 11.6%, and our consolidated operating cost per available seat mile ("CASM") increased 7.4% to 14.15 cents compared to the September 2017 quarter, primarily due to higher fuel expense. The increase in fuel expense primarily resulted from an approximately 36% increase in the market price per gallon of fuel combined with a 2% increase in consumption compared to the September 2017 quarter.

Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) of 9.62 cents was unchanged compared to the September 2017 quarter.

Non-Operating Income/(Expense). Total non-operating income was $32 million in the September 2018 quarter compared to expense of $47 million in the September 2017 quarter, primarily due to $50 million of net unrealized gains on our equity investments and lower interest expense. In 2017, before we adopted the new financial instruments standard, we recorded unrealized gains/(losses) on our equity investments in AOCI.

The non-GAAP financial measures for pre-tax income, adjusted for special items, TRASM, adjusted, and CASM-Ex, used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended September 30, 2018 and 2017

Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)	2018		2017
Ticket - Main cabin	$5,873		$5,724		$149		2.6%
Ticket - Business cabin and premium products	3,680		3,088		592		19.2%
Loyalty travel awards	678		622		56		9.0%
Travel-related services	565		545		20		3.7%
Total passenger revenue	$10,796		$9,979		$817		8.2%
Cargo	226		191		35		18.5%
Other	931		891		40		4.4%
Total operating revenue	$11,953		$11,061		$892		8.1%

TRASM (cents)	16.40	¢	15.77	¢	0.63	¢	4.0%
Third-party refinery sales(1)	(0.15)		(0.18)		0.03		NM
TRASM, adjusted (cents)	16.25	¢	15.58	¢	0.67	¢	4.3%

(1)	For additional information on adjusting for third-party refinery sales, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $741 million and $56 million, respectively, compared to the September 2017 quarter, consistent with the geographic region discussion below. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in this ticket revenue primarily results from the continued expansion of our Branded Fares product and strength in business demand.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2017
(in millions)	Three Months Ended September 30, 2018	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$7,395	9.2%	5.7%	5.6%	3.2%	3.3%	0.1	pts
Atlantic	1,996	10.7%	3.5%	2.7%	7.0%	7.8%	0.7	pts
Latin America	675	(2.6)%	(1.8)%	0.3%	(0.8)%	(2.9)%	(1.9)	pts
Pacific	730	3.0%	(3.1)%	(1.7)%	6.3%	4.8%	(1.3)	pts
Total	$10,796	8.2%	3.8%	3.9%	4.2%	4.2%	—	pts

Passenger revenue increased $817 million, or 8.2%, compared to the September 2017 quarter. Passenger revenue per available seat mile ("PRASM") and passenger mile yield both increased 4.2% on 3.9% higher capacity. Load factor was flat to the prior year quarter at 86.9%.

Despite nearly half a point of negative impact from Hurricane Florence in September 2018, unit revenues of the domestic region increased 3.3%, resulting from our commercial initiatives, including Branded Fares, strong demand and fare increases implemented throughout 2018 in response to higher fuel prices. Our domestic operations have generated six consecutive quarters of year-over-year unit revenue growth, including business yield growth throughout 2018. During the September 2018 quarter, we signed a definitive agreement with WestJet that, after regulatory approval, will create a transborder joint venture, providing enhanced offerings and more choice for customers.

Passenger revenues related to our international regions increased 6.1% year-over-year on capacity increases in the Atlantic and Latin America regions. During the quarter, we continued to expand our Branded Fares product and generated unit revenue increases in the Atlantic and Pacific regions.

In the Atlantic, unit revenues increased due to strengthening yields from business cabin traffic, efforts to recapture the cost of higher fuel and the benefit provided by foreign currency fluctuations. Yield growth was particularly strong as we continue to leverage our alliance partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris.

Unit revenues decreased in Latin America due to foreign currency fluctuations and macroeconomic challenges, particularly in Brazil and Argentina. These declines have been partially mitigated by recovery in Caribbean markets following hurricane damage during the September 2017 quarter and results generated by our joint cooperation agreement with Aeroméxico. Since this agreement's inception in May 2017, we have combined with Aeroméxico to launch nine new routes between the United States and Mexico, including Detroit to Querétaro in the September 2018 quarter. The joint agreement provides our customers with improved connectivity, more convenient schedules and increasingly seamless service between the two carriers.

Unit revenues increased in the Pacific region due to yield strength across all markets, particularly Japan and Korea, in addition to the benefit provided by foreign currency fluctuations. We launched a joint venture with Korean Air in May 2018 which provides more opportunities for our customers to reach destinations throughout Asia and enabled us to generate double-digit unit revenue growth in Korea during the September 2018 quarter.

Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ancillary businesses and refinery	$433	$419	$14	3.3%
Loyalty program	369	317	52	16.4%
Miscellaneous	129	155	(26)	(16.8)%
Total other revenue	$931	$891	$40	4.4%

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

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Salaries and related costs	$2,753	$2,619	$134	5.1%
Aircraft fuel and related taxes	2,498	1,785	713	39.9%
Regional carriers expense, excluding fuel	903	887	16	1.8%
Depreciation and amortization	580	571	9	1.6%
Contracted services	562	543	19	3.5%
Passenger commissions and other selling expenses	535	499	36	7.2%
Ancillary businesses and refinery	410	387	23	5.9%
Aircraft maintenance materials and outside repairs	371	390	(19)	(4.9)%
Landing fees and other rents	421	392	29	7.4%
Profit sharing	395	314	81	25.8%
Passenger service	329	331	(2)	(0.6)%
Aircraft rent	99	89	10	11.2%
Other	455	431	24	5.6%
Total operating expense	$10,311	$9,238	$1,073	11.6%

Aircraft Fuel and Related Taxes. Fuel expense increased $713 million compared to the prior year quarter from an approximately 36% increase in the market price per gallon of fuel and a 2% increase in consumption.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data)	2018	2017		2018	2017
Fuel purchase cost(1)	$2,526	$1,822	$704	$2.23	$1.64	$0.59
Airline segment fuel hedge impact	(16)	—	(16)	(0.01)	—	(0.01)
Refinery segment impact	(12)	(37)	25	(0.01)	(0.03)	0.02
Total fuel expense	$2,498	$1,785	$713	$2.21	$1.61	$0.60
MTM adjustments and settlements(2)	16	74	(58)	0.01	0.07	(0.06)
Total fuel expense, adjusted	$2,514	$1,859	$655	$2.22	$1.68	$0.54

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

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

Results of Operations - Nine Months Ended September 30, 2018 and 2017

Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)	2018		2017
Ticket - Main cabin	$16,158		$15,914		$244		1.5%
Ticket - Business cabin and premium products	10,356		8,609		1,747		20.3%
Loyalty travel awards	1,976		1,826		150		8.2%
Travel-related services	1,617		1,576		41		2.6%
Total passenger revenue	$30,107		$27,925		$2,182		7.8%
Cargo	651		542		109		20.0%
Other	2,938		2,443		495		20.3%
Total operating revenue	$33,696		$30,910		$2,786		9.0%

TRASM (cents)	16.78	¢	15.91	¢	0.87	¢	5.5%
Third-party refinery sales(1)	(0.27)		(0.13)		(0.14)		NM
TRASM, adjusted (cents)	16.51	¢	15.78	¢	0.73	¢	4.6%

(1)	For additional information on adjusting for third-party refinery sales, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $2.0 billion and $150 million, respectively, compared to the nine months ended September 30, 2017, consistent with the geographic region discussion below. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in this ticket revenue primarily results from the continued expansion of our Branded Fares product and strength in business demand.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2017
(in millions)	Nine Months Ended September 30, 2018	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$21,093	8.1%	4.9%	5.2%	3.0%	2.7%	(0.3)	pts
Atlantic	4,837	12.5%	3.6%	2.6%	8.7%	9.6%	0.8	pts
Latin America	2,228	0.1%	(2.6)%	(1.4)%	2.8%	1.5%	(1.1)	pts
Pacific	1,949	3.7%	(2.0)%	(2.3)%	5.7%	6.1%	0.3	pts
Total	$30,107	7.8%	3.3%	3.4%	4.4%	4.3%	(0.1)	pts

Passenger revenue increased $2.2 billion, or 7.8%, compared to the nine months ended September 30, 2017. PRASM increased 4.3% and passenger mile yield increased 4.4% on 3.4% higher capacity. Load factor was slightly lower than the prior year period at 85.6%.

Unit revenues of the domestic region increased 2.7%, resulting from our commercial initiatives, including Branded Fares, strong demand and fare increases implemented in response to higher fuel prices. Our domestic operations have generated six consecutive quarters of year-over-year unit revenue growth, including business yield growth throughout 2018. During the September 2018 quarter, we signed a definitive agreement with WestJet that, after regulatory approval, will create a transborder joint venture, providing enhanced offerings and more choice for customers.

Passenger revenue related to our international regions increased 7.3% year-over-year including growth in all three regions, despite reduced capacity in the Pacific and Latin America. During the nine months ended September 30, 2018, we continued to expand our Branded Fares product and generated unit revenue increases in all three regions.

In the Atlantic, unit revenues increased due to strengthening yields from business cabin traffic and the benefit provided by foreign currency fluctuations. Yield growth was particularly strong as we continue to leverage our alliance partners' hub positions in Europe's leading business markets of London, Amsterdam and Paris. During 2018, we initiated service on our flagship A350-900 with Delta One suites and the Delta Premium Select cabin from Detroit to Amsterdam. We also launched several new routes, including Los Angeles to Paris and Amsterdam, Indianapolis to Paris and Atlanta to Lisbon.

Unit revenues increased in Latin America principally as a result of yield growth, particularly in Central America and the Caribbean. The increase was partially offset by challenges in the Mexico market from travel advisories and increased industry capacity impacting demand to beach destinations. These challenges have been mitigated through our joint cooperation agreement with Aeroméxico, which marked its first anniversary during 2018. Over that time, we have combined with Aeroméxico to launch nine new routes between the United States and Mexico, providing our customers with improved connectivity, more convenient schedules and increasingly seamless service between the two carriers.

Unit revenues increased in the Pacific region due to yield strength, particularly Japan and Korea. In May 2018, we launched a joint venture with Korean Air which provides more opportunities for our customers to reach destinations throughout Asia. During 2018, we have also introduced our flagship A350-900 on routes from Los Angeles to Shanghai, Detroit to Beijing and Shanghai and Atlanta to Seoul-Incheon, which has improved the customer experience and driven unit revenue increases.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ancillary businesses and refinery	$1,475	$1,050	$425	40.5%
Loyalty program	1,075	939	136	14.5%
Miscellaneous	388	454	(66)	(14.5)%
Total other revenue	$2,938	$2,443	$495	20.3%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $280 million compared to the nine months ended September 30, 2017, primarily resulting from higher sales volume.

Loyalty Program. Loyalty program revenues relate to brand usage and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Salaries and related costs	$8,004	$7,525	$479	6.4%
Aircraft fuel and related taxes	6,693	4,954	1,739	35.1%
Regional carriers expense, excluding fuel	2,643	2,589	54	2.1%
Depreciation and amortization	1,780	1,639	141	8.6%
Contracted services	1,646	1,572	74	4.7%
Passenger commissions and other selling expenses	1,473	1,371	102	7.4%
Ancillary businesses and refinery	1,396	975	421	43.2%
Aircraft maintenance materials and outside repairs	1,233	1,214	19	1.6%
Landing fees and other rents	1,201	1,126	75	6.7%
Profit sharing	978	803	175	21.8%
Passenger service	892	849	43	5.1%
Aircraft rent	291	258	33	12.8%
Other	1,305	1,230	75	6.1%
Total operating expense	$29,535	$26,105	$3,430	13.1%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to increases for eligible merit, ground and flight attendant employees implemented in the June 2017 quarter.

Aircraft Fuel and Related Taxes. Fuel expense increased $1.7 billion compared to the prior year due to a 32% increase in the market price per gallon of fuel and a 2% increase in consumption.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data)	2018	2017		2018	2017
Fuel purchase cost(1)	$6,814	$5,029	$1,785	$2.17	$1.64	$0.53
Airline segment fuel hedge impact	(20)	12	(32)	(0.01)	—	(0.01)
Refinery segment impact	(101)	(87)	(14)	(0.03)	(0.03)	—
Total fuel expense	$6,693	$4,954	$1,739	$2.13	$1.61	$0.52
MTM adjustments and settlements(2)	20	210	(190)	0.01	0.07	(0.06)
Total fuel expense, adjusted	$6,713	$5,164	$1,549	$2.14	$1.68	$0.46

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
MTM adjustments and settlements include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from more new aircraft deliveries than the prior year, including B-737-900ER, A321-200 and A350-900 aircraft, and fleet modifications. In addition, as part of our fleet evolution, during 2017 and continuing through 2018, we began accelerating depreciation on MD-88 aircraft due to the planned retirement of the fleet. As we take delivery of the aircraft discussed above, we continue to evaluate our current fleet compared to network requirements.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Expenses related to refinery sales to third parties, which are at or near cost, increased $280 million compared to the nine months ended September 30, 2017, primarily resulting from higher sales volume.

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

Non-Operating Results	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Favorable (Unfavorable)	2018	2017	Favorable (Unfavorable)
Interest expense, net	$(84)	$(100)	$16	$(274)	$(297)	$23
Unrealized gain/(loss) on investments, net	50	—	50	(171)	—	(171)
Miscellaneous, net	66	53	13	48	(51)	99
Total non-operating income/(expense), net	$32	$(47)	$79	$(397)	$(348)	$(49)

Interest expense decreased compared to the prior year periods as a result of lower interest rates on our debt.

Unrealized gain/(loss) on investments reflects the unrealized gains and losses on our equity investments in GOL, China Eastern and Air France-KLM. In 2017, before we adopted the new financial instruments standard, we recorded unrealized gains and losses on available-for-sale investments in AOCI.

Miscellaneous is primarily composed of pension-related benefits/costs, charitable contributions, foreign exchange gains/losses and our proportionate share of earnings from our equity investments in Virgin Atlantic and Grupo Aeroméxico. Our equity investment earnings and foreign exchange gains/losses vary and impact the comparability of miscellaneous from period to period. The favorable variance compared to the prior year periods primarily results from the current year net pension benefit compared to net pension cost in the prior year.

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

The refinery recorded operating revenues of $1.6 billion and $4.8 billion in the three and nine months ended September 30, 2018, compared to $1.4 billion and $3.6 billion in the three and nine months ended September 30, 2017. Operating revenues in the three and nine months ended September 30, 2018 were primarily composed of $1.1 billion and $3.1 billion of non-jet fuel products exchanged with third parties to procure jet fuel and $328 million and $866 million of sales of jet fuel to the airline segment, respectively. Refinery revenues increased compared to the prior year period due to higher costs of oil leading to higher pricing for associated refined products and higher refinery run rates.

The refinery recorded operating income of $12 million and $101 million in the three and nine months ended September 30, 2018, respectively, compared to $37 million and $87 million in three and nine months ended September 30, 2017.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The refinery purchases the majority of its RINs requirement in the secondary market. We recognized $9 million and $54 million of expense related to the RINs requirement in the September 2018 and 2017 quarters, respectively. In the nine months ended September 30, 2018 we recognized a $32 million gain, resulting from an approximately 70% decline in observable RINs prices. In the nine months ended September 30, 2017 we recognized $116 million of expense related to the RINs requirement.

At the end of September 2018, the refinery began a planned turnaround, which is expected to be completed within 50 to 60 days. This turnaround is in accordance with the long term maintenance plan for the facility to allow for the safe completion of major repairs and upgrades. During this time, the refinery will not produce any refined products.

For more information regarding the refinery's results, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)	Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2018		2017			2018		2017
Revenue passenger miles (in millions)	63,320		61,006		3.8%	172,002		166,533		3.3%
Available seat miles (in millions)	72,875		70,167		3.9%	200,842		194,265		3.4%
Passenger mile yield	17.05	¢	16.36	¢	4.2%	17.50	¢	16.77	¢	4.4%
PRASM	14.81	¢	14.22	¢	4.2%	14.99	¢	14.37	¢	4.3%
TRASM	16.40	¢	15.77	¢	4.0%	16.78	¢	15.91	¢	5.5%
TRASM, adjusted(2)	16.25	¢	15.58	¢	4.3%	16.51	¢	15.78	¢	4.6%
CASM	14.15	¢	13.17	¢	7.4%	14.71	¢	13.44	¢	9.4%
CASM-Ex(2)	9.62	¢	9.62	¢	—%	10.19	¢	9.97	¢	2.2%
Passenger load factor	86.9%		86.9%		—	85.6%		85.7%		(0.1	) pts
Fuel gallons consumed (in millions)	1,135		1,108		2.4%	3,137		3,073		2.1%
Average price per fuel gallon(3)	$2.21		$1.61		37.3%	$2.13		$1.61		32.3%
Average price per fuel gallon, adjusted(3)(4)	$2.22		$1.68		32.1%	$2.14		$1.68		27.3%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and nine months ended September 30, 2018 and 2017.

Fleet Information

Our operating aircraft fleet and commitments at September 30, 2018 are summarized in the following table:

	Current Fleet(1)					Commitments(1)
Aircraft Type	Owned	Capital Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	15	73	91	17.1	—	—
B-737-700	10	—	—	10	9.7	—	—
B-737-800	73	4	—	77	17.0	—	—
B-737-900ER	65	—	39	104	2.7	26	—
B-757-200	89	9	2	100	21.1	—	—
B-757-300	16	—	—	16	15.6	—	—
B-767-300	2	—	—	2	25.3	—	—
B-767-300ER	55	1	—	56	22.3	—	—
B-767-400ER	21	—	—	21	17.8	—	—
B-777-200ER	8	—	—	8	18.8	—	—
B-777-200LR	10	—	—	10	9.5	—	—
A220-100 (formerly called CS100)	—	—	—	—	—	75	50
A319-100	55	—	2	57	16.6	—	—
A320-200	55	3	4	62	23.1	—	—
A321-200	35	—	28	63	1.0	64	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	13.5	—	—
A330-300	28	—	3	31	9.7	—	—
A330-900neo	—	—	—	—	—	25	—
A350-900	11	—	—	11	0.7	14	—
MD-88	80	13	—	93	28.0	—	—
MD-90	49	—	—	49	21.6	—	—
Total	676	45	151	872	16.2	304	150

(1)	Excludes certain aircraft we own, lease or have committed to purchase that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at September 30, 2018:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900(3)	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	3	109	—	—	154
ExpressJet Airlines, Inc.(2)	—	12	—	—	—	12
SkyWest Airlines, Inc.	86	25	37	—	37	185
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	22	16	38
GoJet Airlines, LLC	—	22	7	—	—	29
Total	128	62	153	22	89	454

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	Our relationship with ExpressJet Airlines, Inc. will conclude by the end of November 2018.

(3)
In June 2018, we signed an agreement with Bombardier Commercial Aircraft to purchase 20 CRJ-900 aircraft, which are not included in the table above other than the first aircraft, which was delivered in September 2018. These aircraft will be operated by SkyWest Airlines, Inc., and will replace older dual-class aircraft that they own or lease. The new aircraft will be delivered through 2020.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, short-term investments and financing arrangements. As of September 30, 2018, we had nearly $5.1 billion in unrestricted liquidity, consisting of $1.9 billion in cash and cash equivalents and short-term investments and $3.2 billion in undrawn revolving credit facilities. During the nine months ended September 30, 2018, we used existing cash and cash generated from operating activities to fund capital expenditures of $3.8 billion and return $1.9 billion to shareholders.

Sources of Liquidity
Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $5.7 billion and $3.1 billion in the nine months ended September 30, 2018 and 2017, respectively. We had lower operating cash flows during 2017 primarily due to incremental pension plan contributions, as discussed below. We expect to continue generating positive cash flows from operations during the remainder of 2018.

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

Fuel. Fuel expense represented approximately 23% of our total operating expenses for the nine months ended September 30, 2018. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

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

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to October 1, 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit (as defined by the terms of the program) and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees. During the nine months ended September 30, 2018, we accrued $978 million in profit sharing expense based on the year-to-date performance and current expectations for 2018 profit.

We paid $1.1 billion in profit sharing in February 2018 related to our 2017 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $3.8 billion and $2.7 billion for the nine months ended September 30, 2018 and 2017, respectively. Our capital expenditures during the nine months ended September 30, 2018 were primarily related to the purchases of B-737-900ER, A321-200, A350-900 and CRJ-900 aircraft, advanced deposit payments on future aircraft order commitments and seat density projects for our domestic fleet.

We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. Our expected 2018 investments of $4.9 billion will be primarily for (1) aircraft, including deliveries of B-737-900ERs, A321-200s, A350-900s, A220-100s and CRJ-900s, along with advance deposit payments for these and A321-200neos and A330-900neos, as well as (2) aircraft modifications, the majority of which relate to increasing the seat density and enhancing the cabins on our domestic fleet.

Los Angeles International Airport ("LAX") Construction. During 2016, we executed a modified lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX over the next seven years. Based on the lease agreement, we are designing and managing the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, upgrade the baggage handling systems in the terminals and facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation was completed during the June 2017 quarter. We will also design and manage the construction of an expansion of the project, which is expected to cost an additional $1.5 billion, of which $1.3 billion has been approved by LAWA. The expanded project will include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuild of the ticketing and arrival halls and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. We have guaranteed the obligations of the RAIC under the credit facility. Using funding provided by the credit agreement and/or cash flows from operations, we expect to spend approximately $230 million on this project during 2018, of which $177 million was incurred in the nine months ended September 30, 2018.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our costs for the project to be approximately $3.3 billion and we bear the risks of project construction, including if the project’s actual costs exceed the projected costs. Using funding provided by cash flows from operations and/or financing arrangements, we expect to spend approximately $330 million on this project during 2018, of which $207 million was incurred in the nine months ended September 30, 2018.

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

Concurrent with the unsecured debt offering, we entered into a $2.65 billion unsecured revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility was undrawn at the time we entered into it and remains undrawn. The Revolving Credit Facility replaced the undrawn secured Pacific revolving credit facility and the 2015 revolving credit facility, both of which were terminated in conjunction with the repayment of the term loans described above.

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

Despite the recent debt issuances, since December 31, 2009, we have reduced our principal amount of debt and capital leases by $8.8 billion. The principal amount of debt and capital leases was $9.3 billion at September 30, 2018.

Capital Return to Shareholders. During the nine months ended September 30, 2018, we repurchased and retired 23 million shares of our common stock at a cost of $1.3 billion.

In the September 2018 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.35 per share, for total cash dividends of $241 million.

Undrawn Lines of Credit

We have $3.2 billion available in undrawn revolving lines of credit. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them. We currently have a substantial amount of unencumbered assets available to pledge as collateral.

Covenants

We were in compliance with the covenants in our financings at September 30, 2018.

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

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our SkyMiles program provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for mileage credits that are not likely to be redeemed ("breakage"). Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining mileage credits are actually redeemed.

At September 30, 2018, the aggregate deferred revenue balance associated with the SkyMiles program was $6.5 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an approximately $200 million impact on annual revenue recognized.

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

Sale of Mileage Credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are generally from one to eight years. During the nine months ended September 30, 2018 and 2017, total cash sales from marketing agreements were $2.6 billion and $2.3 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Reconciliations below may not calculate exactly due to rounding.

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

Equity investment MTM adjustments. We record our proportionate share of earnings/loss from our equity investments in Virgin Atlantic and Aeroméxico in non-operating income/(expense). We adjust for our equity method investees' hedge portfolio MTM adjustments to allow investors to better understand and analyze our core operational performance in the periods shown.

Unrealized gain/loss on investments. We record the unrealized gains/losses on our investments in GOL, China Eastern and Air France-KLM in non-operating income/(expense). Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

	Three Months Ended September 30,
(in millions)	2018	2017
Pre-tax income	$1,674	$1,776
Adjusted for:
MTM adjustments and settlements	(16)	(74)
Equity investment MTM adjustments	(7)	(7)
Unrealized gain/loss on investments	(50)	—
Pre-tax income, adjusted for special items	$1,601	$1,696

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
TRASM	16.40	¢	15.77	¢	16.78	¢	15.91	¢
Adjusted for:
Third-party refinery sales	(0.15)		(0.18)		(0.27)		(0.13)
TRASM, adjusted	16.25	¢	15.58	¢	16.51	¢	15.78	¢

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CASM	14.15 ¢	13.17 ¢	14.71 ¢	13.44 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.43)	(2.54)	(3.33)	(2.55)
Ancillary businesses and refinery	(0.56)	(0.56)	(0.70)	(0.50)
Profit sharing	(0.54)	(0.45)	(0.49)	(0.41)
CASM-Ex	9.62 ¢	9.62 ¢	10.19 ¢	9.97 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2018 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2018, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2018 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the September 2018 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
July 2018	1,541,612	$51.62	1,541,612	$3,675
August 2018	2,386,634	$55.69	2,386,634	$3,525
September 2018	1,966,962	$57.92	1,966,962	$3,425
Total	5,895,208		5,895,208

ITEM 6. EXHIBITS

(a) Exhibits

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018

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
October 11, 2018