Form 10-K
period 2018-12-31
DELTA AIR LINES INC /DE/
filed 2019-02-15
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company			☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $34.2 billion.
On January 31, 2019, there were outstanding 678,950,098 shares of the registrant's common stock.
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

Part I

ITEM 1. BUSINESS

General

We are a major passenger airline, providing scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Through the dedication of our employees, we are committed to providing exceptional customer service through our global route network. Our route network is centered around a system of significant hubs and key markets at airports in Amsterdam, Atlanta, Boston, Detroit, London-Heathrow, Los Angeles, Mexico City, Minneapolis-St. Paul, New York-LaGuardia, New York-JFK, Paris-Charles de Gaulle, Salt Lake City, São Paulo, Seattle, Seoul-Incheon and Tokyo-Narita. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region surrounding the hub or key market to domestic and international cities and to other hubs or key markets. Our network is supported by a fleet of aircraft that is varied in size and capabilities, giving us flexibility to adjust aircraft to the network. Through our international joint ventures, our alliances with other foreign airlines, our membership in SkyTeam and agreements with multiple domestic regional carriers that operate as Delta Connection,® we are able to bring choice to customers worldwide.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our Internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

Expanded Product Offerings

We have a retail oriented, merchandised approach to distribution with well-defined and differentiated products for our customers. We offer distinct travel experiences with clear value propositions that enable customer choice. Delta OneTM, Delta Premium Select, First Class and Delta Comfort+TM include varying premium amenities and services while Main Cabin and Basic Economy allow varying levels of pre-travel flexibility as well as exceptional service onboard the aircraft. We are investing in our fleet, acquiring new, more efficient aircraft with increased premium seating to replace older aircraft.

Our tickets are sold through various distribution channels, including: (1) digital channels, such as delta.com and mobile applications/web, (2) telephone reservations, (3) online travel agencies and (4) traditional "brick and mortar" and other agencies. We make fare and product information widely available across those channels, ensuring customers always receive the best information and service options. An increasing number of our tickets are sold through Delta digital channels, driving more direct, personalized interactions with our customers and reducing distribution costs.

We expect that these merchandising initiatives as implemented across our distribution channels will allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction. This merchandising effort is most effective in Delta's digital channels where customers can compare all product options in a single, easy to understand display.

Leveraging Technology to Improve Service and Efficiency

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

We continue to make technological improvements that personalize the travel experience for our customers and empower our employees. We made significant progress in 2018 on the digital transformation to create a single view of the customer. We delivered several capabilities that enable our front-line employees to personalize their interactions with our customers. We also added self-service features on both the mobile app and delta.com and launched the first facial recognition biometric terminal for international travelers at the Atlanta airport.

Global Network

International Alliances

Our international alliance relationships are an important part of our business as they improve our access to international markets and enable us to market globally integrated air transportation services. The most significant of these arrangements are commercial joint ventures that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. Our alliance arrangements also include reciprocal codesharing and reciprocal loyalty program participation and airport lounge access arrangements. These alliance relationships also may present opportunities in other areas, such as airport ground handling arrangements, aircraft maintenance insourcing and joint procurement.

Joint Venture Agreements. We have implemented five separate joint venture arrangements with foreign carriers, each of which has been granted antitrust immunity from the U.S. Department of Transportation ("DOT"). Each of our joint venture arrangements provides for joint commercial cooperation with the relevant partner within the geographic scope of the arrangement, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network and schedule planning and other coordinated activities with respect to the parties' operations on joint venture routes. Our implemented commercial joint ventures consist of the following:

•
A joint venture with Virgin Atlantic with respect to operations on non-stop routes between the United Kingdom and North America. In addition to the joint venture, we own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways.

•
A transatlantic joint venture with Air France and KLM, both of which are subsidiaries of the same holding company, and Alitalia. In addition to the joint venture, we own a non-controlling 9% ownership stake in the parent company of Air France and KLM.

•
A joint venture with Aeroméxico with respect to trans-border operations on flights between the U.S. and Mexico. In addition to the joint venture, we own a non-controlling 51% equity stake in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico. In addition, we and Aeroméxico have established a joint venture relating to an airframe maintenance, repair and overhaul operation located in Queretaro, Mexico.

•	A joint venture with Virgin Australia and its affiliated carriers with respect to operations on transpacific routes between North America and Australia/New Zealand.

•	In 2018, we launched a joint venture with Korean Air Lines with respect to operations on transpacific routes between the United States and certain countries in Asia.

In 2018, we entered into a joint venture agreement with WestJet with respect to trans-border routes between the U.S. and Canada, as well as an agreement with Air France-KLM and Virgin Atlantic to combine our separate existing transatlantic joint ventures into a single three-party transatlantic joint venture. Both of these agreements remain subject to required regulatory approvals.

Enhanced Commercial Agreements with Foreign Carriers. We have a 9% non-controlling ownership stake in GOL Linhas Aéreas Inteligentes, S.A., the parent company of Gol Linhas Aéreas (a Brazilian air carrier), with whom we have a strategic joint marketing and commercial cooperation arrangement, which includes reciprocal codesharing, loyalty program participation, airport lounge access and joint sales cooperation.

We also own a 3% equity interest in China Eastern, with whom we have a strategic joint marketing and commercial cooperation arrangement, which also includes reciprocal codesharing, loyalty program participation, airport lounge access and joint sales cooperation.

SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aeroflot, Aerolíneas Argentinas, Aeroméxico, Air Europa, Air France, Alitalia, China Airlines, China Eastern, China Southern, CSA Czech Airlines, Garuda Indonesia, Kenya Airways, KLM, Korean Air, Middle East Airlines, Saudi Arabian Airlines, Tarom, Vietnam Airlines and Xiamen Airlines. Through alliance arrangements with other SkyTeam carriers, Delta is able to link its network with the route networks of the other member airlines, providing opportunities to increase connecting traffic while offering enhanced customer service through reciprocal codesharing and loyalty program participation, airport lounge access and cargo operations.

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities. These arrangements enable us to better match capacity with demand in these markets. Approximately 15% of our passenger revenue in 2018 was related to flying by these regional air carriers.

Through our regional carrier program, Delta Connection, we have contractual arrangements with regional carriers to operate aircraft using our "DL" designator code. We have contractual arrangements with:

•	Compass Airlines, LLC ("Compass") and GoJet Airlines, LLC, both subsidiaries of Trans States Holdings, Inc. ("Trans States");

•	Endeavor Air, Inc., a wholly owned subsidiary of ours;

•	Republic Airline, Inc. ("Republic"), a subsidiary of Republic Airways Holdings, Inc.; and

•	SkyWest Airlines, Inc., a subsidiary of SkyWest, Inc.

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

Loyalty Program

Our SkyMiles® loyalty program is designed to retain and increase traveler loyalty by offering incentives to customers to increase travel on Delta. The loyalty program allows program members to earn mileage credit for travel awards by flying on Delta, its regional carriers and other participating airlines. Mileage credit may also be earned by using certain services offered by program participants, such as credit card companies, hotels and car rental agencies. In addition, individuals may purchase mileage credits. Miles do not expire, but are subject to the program rules. We reserve the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

Loyalty program mileage credits can be redeemed for air travel (including upgrades) on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other awards. We offer last-seat availability for travel awards on our own flights (including most Delta Connection flights). Mileage credits are subject to certain transfer restrictions and travel awards on partner airlines are subject to capacity-controlled seating. In 2018, 8.2% of revenue miles flown on Delta were from award travel, as program members redeemed miles in the loyalty program for 17.2 million award redemptions.

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

The following table shows our aircraft fuel consumption and costs.

Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2018	4,113	$9,020	$2.20	23.0%
2017	4,032	$6,756	$1.68	19.2%
2016	4,016	$5,985	$1.49	18.3%

(1)	Includes the operations of our regional carriers operating under capacity purchase agreements.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

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

Refinery Operations. The facility is capable of refining approximately 200,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined petroleum products ("non-jet fuel products"). Monroe sources domestic and foreign crude oil supply from a variety of providers.

Strategic Agreements. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations.

Fuel Hedging Program

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

Ancillary Businesses

We have several other businesses arising from our airline operations. In 2018, the total revenue from these businesses was approximately $1 billion.

•
In addition to providing maintenance and engineering support for our fleet of over 1,000 aircraft, our aircraft maintenance, repair and overhaul ("MRO") operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•	Our vacation wholesale business, Delta Vacations, provides vacation packages to third-party consumers.

•	Our private jet operations, Delta Private Jets, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour.

In December 2018, we sold DAL Global Services, LLC (“DGS”), which provides aviation-related, ground support equipment maintenance and professional security services, to a new subsidiary of Argenbright Holdings, LLC. We received a non-controlling 49% equity stake in the new company and $40 million cash. The new company will continue to service our customers and third parties, and is expected to continue operating at the same airport locations it currently serves.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and loyalty programs. The industry has evolved through mergers and new entry, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry, the rise of subsidized government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with significant financial resources, more extensive global networks and more competitive cost structures.

Domestic

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra low-cost carriers, including Spirit Airlines and Allegiant Air, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hub and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and key airports. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers.

International

Our international operations are subject to competition from both foreign and domestic carriers. Competition from government-owned and subsidized carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways, is significant. These carriers have large numbers of international widebody aircraft on order and have increased service to the U.S. These carriers' government subsidies have allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

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

The DOT has jurisdiction over certain economic and consumer protection matters, such as unfair or deceptive practices and methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The DOT also has authority to review certain joint venture agreements between domestic and international carriers and engages in regulation of economic matters such as transactions involving allocation of "slots" or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. The FAA has primary responsibility for matters relating to the safety of air carrier flight operations, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance and other matters affecting air safety.

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

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry, as discussed below, are generally governed by the Railway Labor Act with oversight by the National Mediation Board. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

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

Airport Access

Operations at three major domestic airports and certain foreign airports served by us are regulated by governmental entities through allocations of "slots" or similar regulatory mechanisms. Each slot represents the authorization to land at or take off from the particular airport during a specified time period.

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

Emissions. Carbon emissions by the aviation industry and their impact on climate change have become a particular focus in the international community and within the U.S. For several years, the European Union has required its member states to implement regulations to include aviation in its Emissions Trading Scheme ("ETS"). Under these regulations, any airline with flights originating or landing in the European Union is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The ETS was amended to apply only to flights within the European Economic Area from 2013 through 2016. In 2017, the EU extended the exemption for foreign flights through 2023 based on the International Civil Aviation Organization’s ("ICAO") adoption of a global market-based program.

In 2016, ICAO formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). This program is designed toward a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2020. A pilot phase of the offset program will begin in 2021, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, but participation in the second phase is mandatory. We plan to submit our CORSIA Emissions Monitoring Plan to the FAA in 2019 and begin emissions monitoring for the 2019 baseline year. In 2017, ICAO also adopted new aircraft certification standards to reduce carbon dioxide (CO2) emissions from aircraft. The new aircraft certification standards will apply to new aircraft types in 2020 and to new in-production aircraft starting in 2023 but no later than 2028. These standards will not apply to existing in-service aircraft. However, exemption from the certification requirement could affect how these aircraft are treated under other programs governing CO2 emissions.

In 2016, the U.S. Environmental Protection Agency ("EPA") issued a final finding under the Clean Air Act that greenhouse gases threaten the public health and welfare, and further determined that aircraft cause or contribute to greenhouse gases. The endangerment finding does not establish standards, but triggers an obligation for the EPA to regulate greenhouse gas emissions from aircraft. The EPA has historically implemented air emissions control standards adopted by ICAO; therefore, the ICAO aircraft engine certification standards are expected to influence the development of any future EPA greenhouse gas emission standards for aircraft.

We may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs for us and the airline industry. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. We are monitoring and evaluating the potential impact of such legislative and regulatory developments.

We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts, and have realized reductions in our carbon emission levels since 2005. We have reduced the fuel needs of our aircraft fleet through the retirement of older aircraft and replacement with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.

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

Refinery Matters. Monroe's operation of the Trainer refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas and other air emissions.

Under the Energy Independence and Security Act of 2007, the EPA has adopted Renewable Fuel Standards ("RFS") that mandate the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refiner may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because Monroe blends only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market or obtain a waiver from the EPA. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases.

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

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the "CRAF Program"), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period ending September 30, 2020. The CRAF Program has only been activated twice since it was created in 1951.

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

Collective Bargaining

As of December 31, 2018, we had approximately 89,000 full-time equivalent employees, approximately 19% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	13,203	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)(1)	432	PAFCA	March 31, 2018
Endeavor Air Pilots	1,976	ALPA	January 1, 2024
Endeavor Air Flight Attendants(1)	1,307	AFA	December 31, 2018
Endeavor Air Dispatchers(1)	60	PAFCA	December 31, 2018

(1)	We are in discussions with representatives of these employee groups regarding terms of amendable collective bargaining agreements.

In addition to the domestic airline employee groups discussed above, 196 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Executive Officers of the Registrant

Edward H. Bastian, Age 61: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer of Acuity Brands (June 2005 - July 2005); Senior Vice President - Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Peter W. Carter, Age 55: Executive Vice President - Chief Legal Officer of Delta since July 2015; Partner of Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Glen W. Hauenstein, Age 58: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President - Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director - Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President- Network of Continental Airlines (2003); Senior Vice President - Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Paul A. Jacobson, Age 47: Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer of Delta (December 2007 - March 2012); Vice President and Treasurer of Delta (August 2005 - December 2007).

William P. Lentsch, Age 55: Executive Vice President - Flying/Air Operations of Delta since August 2018; Senior Vice President - Delta Connection and Delta Global Services, CEO - Endeavor Air (April 2017 - August 2018); Senior Vice President - Airport Customer Service and Airline Operations of Delta (September 2013 - April 2017); Senior Vice President - Minnesota Operations of Delta (June 2009 - September 2013); Senior Vice President - Flight Operations of Northwest Airlines, Inc. (October 2008 - June 2009); Vice President - Flight Operations of Northwest Airlines, Inc. (October 2007 - October 2008); Vice President - Customer Service - Minneapolis of Northwest Airlines, Inc. (May 2006 - October 2007); Vice President - Station Operations of Northwest Airlines, Inc. (July 2005 - May 2006).

Rahul Samant, Age 52: Executive Vice President - Chief Information Officer of Delta since January 2018; Senior Vice President and Chief Information Officer of Delta (February 2016 - December 2017); Senior Vice President and Chief Digital Officer of American International Group, Inc. (January 2015 - February 2016); Senior Vice President and Global Head, Application Development and Management of American International Group, Inc. (September 2012 - December 2014); Managing Director of Bank of America (1999 - September 2012).

Steven M. Sear, Age 53: President, International and Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines, Inc. (June 2005 - October 2008).

Joanne D. Smith, Age 60: Executive Vice President and Chief Human Resources Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

W. Gil West, Age 58: Senior Executive Vice President and Chief Operating Officer of Delta since February 2016; Executive Vice President and Chief Operating Officer of Delta (March 2014 - February 2016); Senior Vice President - Airport Customer Service and Technical Operations of Delta (February 2012 - February 2014); Senior Vice President - Airport Customer Service of Delta (March 2008 - January 2012); President and Chief Executive Officer of Laidlaw Transit Services (2006 - 2007).

Additional Information

We make available free of charge on our website at ir.delta.com our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of those filings.

ITEM 1A. RISK FACTORS

Risk Factors Relating to Delta
Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our operating results.
Our operating results are significantly impacted by changes in the price of aircraft fuel. Over the last decade, fuel prices have increased substantially at times and have been highly volatile. In 2018, our average fuel price per gallon, including the impact of fuel hedges, was $2.20, a 31.0% increase from our average fuel price in 2017. In 2017, our average fuel price per gallon was $1.68, a 12.8% increase from our average fuel price in 2016. In 2016, our average fuel price per gallon was $1.49, a 21.6% decrease from our average fuel price in 2015. Fuel costs represented 23.0%, 19.2% and 18.3% of our operating expense in 2018, 2017 and 2016, respectively.
Our ability to pass along rapidly increasing fuel costs to our customers may be affected by the competitive nature of the airline industry. In addition, because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase. At times in the past, we often were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future.
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

To the extent that we may reduce the financial impact of changes in the price of jet fuel through a hedging program, we may utilize different contract and commodity types in the program and test their economic effectiveness against our financial targets. Any hedging program may not be successful in providing price protection due to market conditions and the choice of hedging instruments. We closely monitor any hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates. In addition, we record mark-to-market adjustments ("MTM adjustments") on our fuel hedges. MTM adjustments are based on market prices at the end of the reporting period for contracts settling in future periods. Losses from rebalancing or MTM adjustments (or both) may have a negative impact on our financial results.

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

In addition, we are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods. To the extent that the operations of any of these carriers are disrupted over an extended period of time or their actions subject us to the consequences of failure to comply with laws and regulations or adversely affect our operations, our results of operations may be adversely affected. We also may be subject to consequences from any improper behavior of joint venture partners, including for failure to comply with anti-corruption laws such as the United States Foreign Corrupt Practices Act.

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
Our information systems and those of our service providers are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information or those of our service providers, including through fraud or other means of deception. Hardware or software we develop, acquire or use in connection with our systems may contain defects that could unexpectedly compromise information security. We were notified in 2018 that a third-party vendor of chat services for Delta and other companies determined it had been involved in a cyber incident for a short period in 2017. We have incurred remedial, legal and other costs in connection with this incident but the costs are not material to our financial position or results of operations.
The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and regular attacks on our systems, we regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. In addition to continuously risk assessing and reviewing our procedures, processes and technologies, we also continue to monitor, review and update the process and control requirements we expect our third parties and vendors to leverage and implement for the protection of Delta information that is in their care. However, the constantly changing nature of the threats means that we may not be able to prevent all data security breaches or misuse of data.

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
Disruptions in our information technology network could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. For example, we experienced a power outage at our data center in 2016 that disrupted our operations even though it was quickly addressed. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our network, including third-party networks we utilize and on which we depend, could impact our customer service and result in increased costs. While we have in place initiatives to prevent disruptions and disaster recovery plans (including the creation of a back-up data center since 2016) and continue to invest in improvements to these initiatives and plans, these measures may not be adequate to prevent a business disruption and its adverse financial and reputational consequences to our business.

Failure of our technology to perform effectively could have an adverse effect on our business.

We are dependent on technology initiatives to provide customer service and operational effectiveness in order to compete in the current business environment. For example, we have made and continue to make significant investments in customer facing technology such as delta.com, mobile device applications, check-in kiosks, customer service applications, application of biometric technology, airport information displays and related initiatives, including security for these initiatives. We are also investing in significant upgrades to technology infrastructure and other supporting systems. The performance, reliability and security of the technology are critical to our ability to serve customers. If our technology does not perform effectively, our business and operations would be negatively affected, which could be material.

Agreements governing our debt, including credit agreements, include financial and other covenants. Failure to comply with these covenants could result in events of default.

Our primary credit facility has various financial and other covenants that require us to maintain a minimum fixed charge coverage ratios and a minimum asset coverage ratio. We have other smaller facilities, some of which are secured and also contain collateral coverage ratios. A decline in the value of our assets supporting these facilities from factors that are not under our control could affect one or more of the ratios. In addition, the credit facilities contain other negative covenants customary for such financings. These covenants are subject to important exceptions and qualifications. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result.
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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2018, approximately 19% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Monroe's relations with unions representing its employees are governed by the NLRA, which generally allows self help after a collective bargaining agreement expires.

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
Our results of operations are impacted by severe weather, natural disasters and seasonality. Severe weather conditions and natural disasters (or other environmental events) can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in our international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a seasonal basis. Because of fluctuations in our results from weather, natural disasters and seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

An extended disruption in services provided by third parties, including third-party regional carriers, could have a material adverse effect on our results of operations.

We utilize the services of third parties in a number of areas in support of our operations that are integral to our business, including third-party carriers in the Delta Connection program and ground operations at some airports. While we have agreements with these providers that define expected service performance, we do not have direct control over their operations. In particular, some third-party regional carriers are facing a shortage of qualified pilots due to government mandated increases in flight experience required for pilots working for airlines. If this shortage becomes more widespread, third-party regional carriers may not be able to comply with their obligations to us. To the extent that a significant disruption in services occurs because third party providers are unable to perform their obligations over an extended period of time, our revenue may be reduced or our expenses may be increased, resulting in a material adverse effect on our results of operations.

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
Because Monroe blends only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our results of operations and cash flows.
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
Terrorist attacks, geopolitical conflict or security events, or fear of any of these events, could have a significant adverse effect on our business. Despite significant security measures at airports and airlines, the airline industry remains a high profile target for terrorist groups. We constantly monitor threats from terrorist groups and individuals, including from violent extremists both internationally and domestically, with respect to direct threats against our operations and in ways not directly related to the airline industry. In addition, the impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of commercial aircraft by parties to those conflicts can be significant. Security events, primarily from external sources but also from potential insider threats, also pose a significant risk to our passenger and cargo operations. These events could include random acts of violence and could occur in public areas that we cannot control.
Terrorist attacks, geopolitical conflict or security events, or fear of any of these events, even if not made directly on or involving the airline industry, could have significant negative impact on us by discouraging passengers from flying, leading to decreased ticket sales and increased refunds. In addition, potential costs from these types of events include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.

The global airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and loyalty programs. Consolidation in the airline industry, the rise of subsidized government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered and will continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and competitive cost structures.

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra low-cost carriers, including Spirit Airlines and Allegiant Air, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hub and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and key airports. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

Our international operations are subject to competition from both foreign and domestic carriers. Competition from government-owned and subsidized carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways, is significant. These carriers have large numbers of international widebody aircraft on order and have increased service to the U.S. These carriers are government-subsidized, which has allowed them to grow quickly, reinvest in their product and expand their global presence at the expense of U.S. airlines.

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
Airport slot access is subject to government regulation and changes in slot regulations or allocations could impose a significant cost on the airlines operating in airports subject to such regulations or allocations. In addition, the failure of the federal government to upgrade the U.S. air traffic control system has resulted in delays and disruptions of air traffic during peak travel periods in certain congested markets. The failure to improve the air traffic control system could lead to increased delays and inefficiencies in flight operations as demand for U.S. air travel increases, having a material adverse effect on our operations. Failure to update the air traffic control system in a timely manner, and the substantial funding requirements of an updated system that may be imposed on air carriers, may have an adverse impact on our financial condition and results of operations.

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

We and other U.S. carriers are subject to domestic and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the U.S., certain European government agencies have recently updated privacy regulations applicable to private industry, including airlines. Ongoing compliance with these evolving regulatory regimes is expected to result in additional operating costs and could impact our operations and any future expansion.

Because of the global nature of our business, unfavorable global economic conditions or volatility in currency exchange rates could have a material adverse effect on our business, financial condition and operating results.
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

Economic conditions following the United Kingdom’s exit from the European Union could adversely affect our business.

Following a referendum in June 2016 in which voters in the U.K. approved an exit from the European Union (often referred to as Brexit), the U.K.’s withdrawal is scheduled to become effective March 29, 2019 but there is substantial uncertainty regarding the terms of the withdrawal. Regardless of what happens with Brexit, the U.S.-EU Open Skies air services agreement will remain in effect and the recently signed U.S.-U.K. Open Skies agreement will take effect, maintaining the current liberal air services regime in the transatlantic market. The imposition of restrictions on flying rights between the EU and U.K. in connection with Brexit could negatively impact Virgin Atlantic, our joint venture partner in which we have 49% ownership, and could impact the planned integration of our transatlantic joint ventures.

The exit of the U.K. from the EU without agreement on matters such as trade, customs, financial services and the movement of goods and people between the EU and the U.K. could adversely impact the demand for air travel in the U.K. and increase costs for us and our joint venture partners. Furthermore, post-Brexit ambiguity or changes in regulations could diminish the value of route authorities, slots or other assets owned by us or our joint venture partners and, therefore, could adversely impact on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, commitments and options at December 31, 2018 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	16	72	91	17.3	—	—
B-737-700	10	—	—	10	9.9	—	—
B-737-800	73	4	—	77	17.3	—	—
B-737-900ER	73	—	39	112	2.7	18	—
B-757-200	89	9	2	100	21.4	—	—
B-757-300	16	—	—	16	15.9	—	—
B-767-300	2	—	—	2	25.5	—	—
B-767-300ER	55	1	—	56	22.6	—	—
B-767-400ER	21	—	—	21	18.0	—	—
B-777-200ER	8	—	—	8	19.1	—	—
B-777-200LR	10	—	—	10	9.8	—	—
A220-100	4	—	—	4	0.1	36	50
A220-300	—	—	—	—	—	50	—
A319-100	55	—	2	57	16.8	—	—
A320-200	55	3	4	62	23.4	—	—
A321-200	37	—	28	65	1.2	62	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	13.8	—	—
A330-300	28	—	3	31	9.9	—	—
A330-900neo	—	—	—	—	—	35	—
A350-900	11	—	—	11	1.0	14	—
MD-88	71	13	—	84	28.1	—	—
MD-90	43	—	—	43	21.8	—	—
Total	675	46	150	871	16.0	315	150

(1)	Excludes certain aircraft we own, lease or have committed to purchase that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at December 31, 2018:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	3	109	—	—	154
SkyWest Airlines, Inc.	77	22	41	—	49	189
Compass Airlines, LLC	—	—	—	—	36	36
Republic Airline, Inc.	—	—	—	21	16	37
GoJet Airlines, LLC	—	22	7	—	—	29
Total	119	47	157	21	101	445

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Aircraft Purchase Commitments

As part of a multi-year effort, we have been investing in new aircraft to provide more premium products, an improved customer experience and better operating economics. Our purchase commitments for additional aircraft at December 31, 2018 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2019	2020	2021	After 2021	Total
A220-100	24	12	—	—	36
A220-300	—	6	12	32	50
A321-200	32	27	3	—	62
A321-200neo	—	16	36	48	100
A330-900neo	4	4	9	18	35
A350-900	2	2	—	10	14
B-737-900ER	18	—	—	—	18
CRJ-900	7	8	—	—	15
Total	87	75	60	108	330

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various equipment maintenance, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport on land leased from the City of Atlanta. We lease ticket counters, passenger holdrooms, operating areas and other terminal space in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance, equipment maintenance and air cargo facilities at several airports. Our facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease computer facilities, marketing offices, reservations offices and other off-airport facilities in certain locations for varying terms.

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

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol DAL.

Holders

As of January 31, 2019, there were approximately 2,450 holders of record of our common stock.

Dividends

Our Board of Directors initiated a quarterly dividend program in the September 2013 quarter, with a payment of $0.06 per share. The Board has increased the quarterly dividend payment several times, most recently to $0.35 per share in the September 2018 quarter. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law and compliance with covenants in certain of our credit facilities. Dividend payments will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2013 to December 31, 2018 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2013 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2018 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the December 2018 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2018	1,538,432	$53.25	1,538,432	$3,350
November 2018	2,188,178	$56.38	2,188,178	$3,225
December 2018	2,221,305	$54.22	2,221,305	$3,100
Total	5,947,915		5,947,915

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited Consolidated Financial Statements and present selected financial and operating data as of and for the five years ended December 31, 2018.

We adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective transition method and recast results from 2016 and 2017 including interim periods therein. Results from periods prior to 2016 have not been recast for the adoption of this standard.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2018	2017	2016	2015	2014
Operating revenue	$44,438	$41,138	$39,450	$40,704	$40,362
Operating expense	39,174	35,172	32,454	32,902	38,156
Operating income	5,264	5,966	6,996	7,802	2,206
Non-operating expense, net	(113)	(466)	(643)	(645)	(1,134)
Income before income taxes	5,151	5,500	6,353	7,157	1,072
Income tax (provision) benefit	(1,216)	(2,295)	(2,158)	(2,631)	(413)
Net income	$3,935	$3,205	$4,195	$4,526	$659

Basic earnings per share	$5.69	$4.45	$5.59	$5.68	$0.79
Diluted earnings per share	$5.67	$4.43	$5.55	$5.63	$0.78
Cash dividends declared per share	$1.31	$1.02	$0.68	$0.45	$0.30

Supplemental Information

The supplemental information below represents the adjustments used in our non-GAAP financial measures. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" where our non-GAAP financial measures are defined and reconciled. Amounts presented below are stated before consideration of income taxes, except for the impact of the Tax Cuts and Jobs Act.

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
MTM adjustments and settlements	$(53)	$259	$450	$1,301	$(2,346)
Restructuring and other	—	—	—	(35)	(716)
Loss on extinguishment of debt	—	—	—	—	(268)
Equity investment MTM adjustments	29	(8)	115	26	(134)
Unrealized (gain)/loss on investments	(14)	—	—	—	—
Tax Cuts and Jobs Act	—	(394)	—	—	—

Consolidated Balance Sheet Data

	December 31,
(in millions)	2018	2017	2016	2015	2014
Total assets	$60,266	$53,671	$51,850	$53,134	$54,005
Long-term debt and finance leases (including current maturities)	9,771	8,834	7,332	8,329	9,661
Stockholders' equity	13,687	12,530	11,277	10,850	8,813

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2018		2017		2016		2015		2014
Revenue passenger miles (in millions)	225,243		217,712		213,098		209,625		202,925
Available seat miles (in millions)	263,365		254,325		251,867		246,764		239,676
Passenger mile yield	17.65	¢	16.97	¢	16.81	¢	16.59	¢	17.22	¢
Passenger revenue per available seat mile	15.09	¢	14.53	¢	14.22	¢	14.10	¢	14.58	¢
Total revenue per available seat mile	16.87	¢	16.18	¢	15.66	¢	16.50	¢	16.84	¢
Operating cost per available seat mile	14.87	¢	13.83	¢	12.89	¢	13.33	¢	15.92	¢
Passenger load factor	85.5%		85.6%		84.6%		84.9%		84.7%
Fuel gallons consumed (in millions)	4,113		4,032		4,016		3,988		3,893
Average price per fuel gallon(2)	$2.20		$1.68		$1.49		$1.90		$3.47
Full-time equivalent employees, end of period	88,680		86,564		83,756		82,949		79,655

(1)	Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.

(2)	Includes the impact of fuel hedge activity and refinery segment results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year in Review

Our pre-tax income for 2018 was $5.2 billion, representing a $349 million decrease compared to the prior year, primarily resulting from higher fuel expense and salaries and related costs, offset by increased operating revenue. Pre-tax income, adjusted (a non-GAAP financial measure) was $5.1 billion, a decrease of $137 million compared to the prior year. The adjustments to pre-tax income were primarily related to $53 million of fuel hedge mark-to-market ("MTM") adjustments and settlements in the current year compared to $259 million in the prior year.

Delta had a solid year in 2018 as the company maintained focus on its long-term strategy while also addressing the short-term challenges from higher fuel prices. Our culture and solid foundation enabled the company to successfully offset the majority of the $2.3 billion increase in fuel during 2018. Our strategic priorities for the year were (1) leveraging our strong brand to drive revenue growth, (2) improving our cost performance, (3) continuing to build our global franchise and (4) investing for the future.

Strong Brand Drives Revenue Growth

Compared to 2017, our operating revenue increased $3.3 billion, or 8.0%, with strong demand for our premium products and growth in revenues from non-ticket sources. Total revenue per available seat mile ("TRASM") and TRASM, adjusted (a non-GAAP financial measure) increased 4.3% compared to the prior year, led by (1) unit revenue growth in each of our four geographic regions, (2) broad-based strength in both leisure and corporate demand and (3) double-digit growth in premium products and non-ticket revenues.

Improving Our Cost Performance

Operating Expense. Operating expense increased $4.0 billion, or 11.4%, primarily due to $2.3 billion higher fuel expense and higher wages and profit sharing for employees. The increase in fuel expense primarily resulted from a 31% increase in the market price per gallon of fuel and our 3.6% capacity growth compared to 2017, which was partially offset by improved fuel efficiency driven by our investment in new aircraft. Salaries and profit sharing were higher due to pay rate increases for eligible employees implemented during 2017 and 2018, along with an adjustment to our profit sharing plan in 2018.

Our operating cost per available seat mile ("CASM") increased 7.5% to 14.87 cents compared to 2017, primarily due to higher fuel expense and salaries and related costs. Non-fuel unit costs ("CASM-Ex, a non-GAAP financial measure) increased 1.4% to 10.31 cents due to the pay rate increases discussed above.

Non-Operating Expense. Total non-operating expense was $113 million during 2018 compared to $466 million in 2017, primarily due to an increase in the pension benefit compared to the prior year, gains from investment-related transactions and lower interest expense.

Expanding Our Global Network

In 2018, international revenues grew 6.7% on a 0.9% increase in capacity. We made significant progress in expanding our global reach, implementing a transpacific joint venture with Korean Air Lines, entering into a joint venture agreement with WestJet with respect to trans-border routes between the U.S. and Canada and reaching an agreement with Air France-KLM and Virgin Atlantic to combine our separate transatlantic joint ventures into a single three-party transatlantic joint venture. The WestJet and three-party transatlantic joint venture agreements remain subject to receipt of required regulatory approvals.

Investing for the Future

Our $7.0 billion cash flows from operations funded $5.2 billion in capital expenditures for the business. As part of our multi-year refleeting initiative, we took delivery of 68 new aircraft, including A321-200s, B-737-900ERs, A350-900s, A220-100s and CRJ-900s. These deliveries allowed for the retirement of older, less efficient aircraft.

The non-GAAP financial measures pre-tax income, adjusted, TRASM, adjusted, and CASM-Ex, used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations - 2018 Compared to 2017

Operating Revenue

	Year Ended December 31,				Increase		% Increase
(in millions)	2018		2017
Ticket - Main cabin	$21,196		$20,380		$816		4.0%
Ticket - Business cabin and premium products	13,754		12,087		1,667		13.8%
Loyalty travel awards	2,651		2,403		248		10.3%
Travel-related services	2,154		2,077		77		3.7%
Total passenger revenue	$39,755		$36,947		$2,808		7.6%
Cargo	865		744		121		16.3%
Other	3,818		3,447		371		10.8%
Total operating revenue	$44,438		$41,138		$3,300		8.0%

TRASM (cents)	16.87	¢	16.18	¢	0.69	¢	4.3%
Third-party refinery sales(1)	(0.21)		(0.20)		(0.01)		NM
TRASM, adjusted (cents)	16.66	¢	15.98	¢	0.68	¢	4.3%

(1)	For additional information on adjusting for third-party refinery sales, see "Supplemental Information" below.

Passenger Revenue

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $2.5 billion and $248 million, respectively, compared to the year ended December 31, 2017, consistent with the discussion of passenger revenue by geographic region, below. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in this ticket revenue primarily results from an increased number of premium seats driven by new aircraft deliveries, the continued expansion of our branded fare products and strength in business demand.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2017
(in millions)	Year Ended December 31, 2018	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$28,159	8.0%	4.9%	5.2%	2.9%	2.6%	(0.2)	pts
Atlantic	6,165	11.4%	3.9%	2.7%	7.2%	8.4%	1.0	pt
Latin America	2,888	0.9%	(1.7)%	(0.5)%	2.6%	1.4%	(1.0)	pt
Pacific	2,543	3.0%	(1.8)%	(1.4)%	4.9%	4.5%	(0.3)	pts
Total passenger revenue	$39,755	7.6%	3.5%	3.6%	4.0%	3.9%	(0.1)	pts

Passenger revenue increased $2.8 billion, or 7.6%, compared to the prior year. PRASM increased 3.9% and passenger mile yield increased 4.0% on 3.6% higher capacity. Load factor was slightly lower than the prior year period at 85.5%.

Unit revenues of the domestic region increased 2.6%, resulting from our commercial initiatives, including branded fares, strong demand and fare increases implemented throughout 2018 in response to higher fuel prices. Our domestic operations have generated year-over-year unit revenue and business yield growth throughout 2018. During the September 2018 quarter, we signed a definitive agreement with WestJet that, after regulatory approval, will create a U.S.-Canada trans-border joint venture, providing enhanced offerings and more choice for customers.

Passenger revenue related to our international regions increased 6.7% year-over-year including growth in all three regions, despite reduced capacity in the Pacific and Latin America. During 2018, we continued to expand our branded fare products and leveraged the relationships with our alliance partners to generate unit revenue increases across all three international regions.

In the Atlantic, unit revenues increased due to year-over-year yield strength from business cabin traffic and the benefit provided by foreign currency fluctuations. Yield growth was particularly strong as we continued to leverage our alliance partners' hub positions in Europe's leading business markets of Amsterdam, London and Paris. During 2018, we initiated service on our flagship A350-900 with Delta One suites and the Delta Premium Select cabin from Detroit to Amsterdam. We also launched several new routes, including Los Angeles to Paris and Amsterdam, Indianapolis to Paris and Atlanta to Lisbon.

Unit revenues increased in Latin America principally as a result of yield growth, particularly in the Caribbean which has generated seven consecutive quarters of unit revenue growth. Key destinations impacted by the 2017 hurricane damage continue to recover. The increase was partially offset by the impact of political and economic uncertainty and foreign currency fluctuations in Mexico, Brazil and Central America. The negative impact of travel advisories and political uncertainty in Mexico has diminished toward the end of the year. We benefited from our joint cooperation agreement with Aeroméxico, which marked its first anniversary during 2018. Over that time, we have combined with Aeroméxico to launch nine new routes between the United States and Mexico, providing our customers with improved connectivity, more convenient schedules and seamless service between the two carriers.

Unit revenues increased in the Pacific region due to yield strength, particularly in Japan and Korea, and a benefit provided by foreign currency fluctuations. In May 2018, we launched a joint venture with Korean Air which provides more opportunities for our customers to reach destinations throughout Asia. During 2018, we also introduced our flagship A350-900 on routes from Los Angeles to Shanghai, Detroit to Beijing and Shanghai and Atlanta to Seoul-Incheon, which has improved the customer experience and added premium seats to the market, resulting in unit revenue increases.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Ancillary businesses and refinery	$1,801	$1,591	$210	13.2%
Loyalty program	1,459	1,269	190	15.0%
Miscellaneous	558	587	(29)	(4.9)%
Total other revenue	$3,818	$3,447	$371	10.8%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services provided to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. The increase compared to 2017 primarily resulted from growth in our aircraft maintenance business of 19% on higher engine overhaul volume.

In December 2018, we sold DAL Global Services, LLC (“DGS”), which provides aviation-related, ground support equipment maintenance and professional security services, to a new subsidiary of Argenbright Holdings, LLC. We received a non-controlling 49% equity stake in the new company and $40 million cash. The new company will continue to service our customers and third parties, and is expected to continue operating at the same airport locations it currently serves. In 2019, DGS will no longer be reflected within ancillary businesses and refinery. DGS generated $244 million and $214 million in third-party revenues during 2018 and 2017, respectively.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards. Loyalty program revenues increased compared to 2017 related to growth in our co-brand credit card relationship with American Express through both additional card acquisitions and increased spend.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2018	2017
Salaries and related costs	$10,743	$10,058	$685	6.8%
Aircraft fuel and related taxes	9,020	6,756	2,264	33.5%
Regional carriers expense, excluding fuel	3,438	3,466	(28)	(0.8)%
Depreciation and amortization	2,329	2,222	107	4.8%
Contracted services	2,175	2,108	67	3.2%
Passenger commissions and other selling expenses	1,941	1,827	114	6.2%
Ancillary businesses and refinery	1,695	1,495	200	13.4%
Landing fees and other rents	1,662	1,501	161	10.7%
Aircraft maintenance materials and outside repairs	1,575	1,591	(16)	(1.0)%
Profit sharing	1,301	1,065	236	22.2%
Passenger service	1,178	1,123	55	4.9%
Aircraft rent	394	351	43	12.3%
Other	1,723	1,609	114	7.1%
Total operating expense	$39,174	$35,172	$4,002	11.4%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases for eligible employees implemented during 2017 and 2018.

Aircraft Fuel and Related Taxes. Fuel expense increased $2.3 billion compared to the prior year due to a 31% increase in the market price per gallon of fuel and a 3.6% capacity growth, which was partially offset by improved fuel efficiency driven by our investment in new aircraft.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2018	2017		2018	2017
Fuel purchase cost(1)	$9,131	$6,833	$2,298	$2.22	$1.70	$0.52
Fuel hedge impact	(53)	33	(86)	(0.01)	0.01	(0.02)
Refinery segment impact	(58)	(110)	52	(0.01)	(0.03)	0.02
Total fuel expense	$9,020	$6,756	$2,264	$2.20	$1.68	$0.52
MTM adjustments and settlements(2)	53	259	(206)	0.01	0.06	(0.05)
Total fuel expense, adjusted	$9,073	$7,015	$2,058	$2.21	$1.74	$0.47

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
MTM adjustments and settlements include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Regional Carriers Expense, Excluding Fuel. The decrease in regional carriers expense compared to the prior year results from the $75 million reduction in rent expense following the impairment of the Endeavor CRJ-200 fleet effective January 1, 2018. For additional information on this impairment, see Note 8 of the Notes to the Consolidated Financial Statements.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from our increased capital expenditures in recent years. These investments have allowed for additional new aircraft deliveries, including A321-200s, B-737-900ERs, A350-900s, A220-100s and CRJ-900s, fleet modifications and technology enhancements. As we take delivery of new aircraft, we continue to evaluate our current fleet compared to network requirements.

In addition to investing in our fleet, we have also increased our technology investments in an effort to enhance interactions with our customers and allow us to deliver more personalized service, further enhancing the customer experience and strengthening our brand and competitive position. During 2018, we delivered several capabilities that enable our front-line employees to personalize their interactions with our customers, added self-service features on both the mobile app and delta.com and launched the first facial recognition biometric terminal for international travelers at the Atlanta airport.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Expenses related to refinery sales to third parties, which are at or near cost, increased $46 million compared to the prior year, primarily resulting from higher sales volume. The remainder of the increase in ancillary businesses and refinery primarily resulted from growth in our aircraft maintenance business.

In December 2018, we sold our staffing services business, DGS, to a subsidiary of Argenbright Holdings, LLC. Therefore, in 2019, this business will no longer be reflected within ancillary businesses and refinery. During 2018 and 2017, DGS incurred expenses of approximately $200 million per year related to services performed for third parties.

In addition, during 2018 and 2017, DGS incurred expenses of approximately $350 million related to internal Delta services that were primarily recorded in salaries and related costs. After the sale of DGS to a third party, Delta will record these expenses and our portion of the new entity's financial results under the equity method of accounting, in contracted services.

Profit Sharing. Profit sharing expense increased $236 million to $1.3 billion, marking the fifth consecutive year that Delta employees will receive over $1 billion in recognition of their contributions to the company's performance. The increase in profit sharing is related to the alignment of our profit sharing programs under a single formula, which was implemented October 1, 2017. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit (as defined by the terms of the program) and 20% of annual profit above $2.5 billion. Prior to October 1, 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

Results of Operations - 2017 Compared to 2016

Operating Revenue

	Year Ended December 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)	2017		2016
Ticket - Main cabin	$20,380		$20,489		$(109)		(0.5)%
Ticket - Business cabin and premium products	12,087		11,045		1,042		9.4%
Loyalty travel awards	2,403		2,234		169		7.6%
Travel-related services	2,077		2,046		31		1.5%
Total passenger revenue	$36,947		$35,814		$1,133		3.2%
Cargo	744		684		60		8.8%
Other	3,447		2,952		495		16.8%
Total operating revenue	$41,138		$39,450		$1,688		4.3%

TRASM (cents)	16.18	¢	15.66	¢	0.52	¢	3.3%
Third-party refinery sales(1)	(0.20)		(0.09)		(0.11)		NM
TRASM, adjusted (cents)	15.98	¢	15.57	¢	0.41	¢	2.6%

(1)	For additional information on adjusting for third-party refinery sales, see "Supplemental Information" below.

Passenger Revenue

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $933 million and $169 million, respectively, compared to the year ended December 31, 2016, consistent with the discussion of passenger revenue by geographic region, below. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in this ticket revenue primarily results from the continued expansion of our branded fare products and strength in business demand.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2016
(in millions)	Year Ended December 31, 2017	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$26,079	4.3%	3.2%	2.7%	1.1%	1.6%	0.4	pts
Atlantic	5,537	2.2%	4.8%	0.3%	(2.5)%	1.8%	3.6	pts
Latin America	2,862	6.6%	3.1%	1.0%	3.3%	5.5%	1.8	pts
Pacific	2,469	(8.8)%	(9.0)%	(7.7)%	0.2%	(1.2)%	(1.2)	pts
Total passenger revenue	$36,947	3.2%	2.2%	1.0%	1.0%	2.2%	1.0	pt

Passenger revenue increased $1.1 billion over the prior year. PRASM increased 2.2% and passenger mile yield increased 1.0% on 1.0% higher capacity. Load factor was 1 point higher than the prior year at 85.6%.

Unit revenues of the domestic region increased 1.6%, resulting from our commercial initiatives, including branded fares, and an improving revenue environment. We continued to differentiate our product offerings and enable customer choice through segmentation, including offering Basic Economy throughout our domestic network. Our domestic operations closed 2017 with three consecutive quarters of year-over-year unit revenue growth, with robust demand for both business and leisure. We saw improvements in business markets with 81 of the top 100 business markets producing positive yields during the December 2017 quarter, up from 50% earlier in the year.

Passenger revenues related to our international regions increased 0.5% year-over-year primarily due to strength in the Atlantic and Latin America regions, partially offset by revenue declines in the Pacific. During 2017, we continued to expand our branded fare products offered throughout the international regions.

The Atlantic region closed 2017 with three consecutive quarters of year-over-year unit revenue growth on strong business class bookings. We continued to leverage our alliance partners' hub positions in Europe's leading business markets of Amsterdam, London and Paris to increase the volume of U.S. point-of-sale traffic. The U.K. was particularly robust, with unit revenue growth throughout 2017, including double-digit growth in the second half of 2017. During the year, we expanded our Basic Economy product to mitigate the impact of ultra-low cost carrier capacity increases.

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

Unit revenue declines in the Pacific primarily resulted from industry capacity growth in the region. We continued to optimize the Pacific region with a 7.7% reduction in capacity during 2017, focused on refining the network to generate incremental value from our Chinese and Korean alliances and differentiating our product offerings, including expanding Basic Economy and selling Comfort+ as a separate fare product. During 2017, we reached an agreement to create a transpacific joint venture with Korean Air, offering an enhanced and expanded network, industry-leading products and service, and a seamless customer experience between the U.S. and Asia. We also retired our last B-747-400 and introduced our new A350-900 with Delta One suites and the Delta Premium Select cabin on routes from Detroit to Tokyo-Narita and Seoul-Incheon, resulting in improvements in both profitability and customer feedback. These efforts began to show results as the Pacific returned to positive PRASM growth during the December 2017 quarter for the first time in more than four years.

Other Revenue

	Year Ended December 31,		Increase	% Increase
(in millions)	2017	2016
Ancillary businesses and refinery	$1,591	$1,293	$298	23.0%
Loyalty program	1,269	1,110	159	14.3%
Miscellaneous	587	549	38	6.9%
Total other revenue	$3,447	$2,952	$495	16.8%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services provided to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. The increase in ancillary businesses and refinery primarily resulted from $268 million of additional refinery sales to third parties.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards. Loyalty program revenues increased compared to 2016 related to growth in our co-brand credit card relationship with American Express.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2017	2016
Salaries and related costs	$10,058	$9,394	$664	7.1%
Aircraft fuel and related taxes	6,756	5,985	771	12.9%
Regional carriers expense, excluding fuel	3,466	3,447	19	0.6%
Depreciation and amortization	2,222	1,886	336	17.8%
Contracted services	2,108	1,918	190	9.9%
Passenger commissions and other selling expenses	1,827	1,751	76	4.3%
Aircraft maintenance materials and outside repairs	1,591	1,434	157	10.9%
Landing fees and other rents	1,501	1,472	29	2.0%
Ancillary businesses and refinery	1,495	1,182	313	26.5%
Passenger service	1,123	964	159	16.5%
Profit sharing	1,065	1,115	(50)	(4.5)%
Aircraft rent	351	285	66	23.2%
Other	1,609	1,621	(12)	(0.7)%
Total operating expense	$35,172	$32,454	$2,718	8.4%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases for eligible employees.

Aircraft Fuel and Related Taxes. Fuel expense increased $771 million compared to the prior year due to a 22% increase in the market price per gallon of fuel, partially offset by reduced fuel hedge losses compared to the prior year and profits generated within our refinery segment.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2017	2016		2017	2016
Fuel purchase cost(1)	$6,833	$5,579	$1,254	$1.70	$1.39	$0.31
Fuel hedge impact(2)	33	281	(248)	0.01	0.07	(0.06)
Refinery segment impact(2)	(110)	125	(235)	(0.03)	0.03	(0.06)
Total fuel expense	$6,756	$5,985	$771	$1.68	$1.49	$0.19
MTM adjustments and settlements(3)	259	450	(191)	0.06	0.11	(0.05)
Total fuel expense, adjusted	$7,015	$6,435	$580	$1.74	$1.60	$0.14

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Includes the impact of pricing arrangements between the airline and refinery segments with respect to the refinery's inventory price risk. For additional information regarding the refinery segment, see "Refinery Segment" below.

(3)
MTM adjustments and settlements include the effects of the derivative transactions discussed in Note 5 of the Notes to the Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

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

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations. The increase in aircraft maintenance materials and outside repairs expense primarily relates to an increase in maintenance activity in order to enhance service reliability of certain aircraft.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance and staffing services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Expenses related to refinery sales to third parties, which are at or near cost, increased $268 million compared to the prior year, primarily resulting from higher sales volume.

Passenger Service. Passenger service expense includes the costs of onboard food and beverage, cleaning and supplies. The increase in passenger service expense predominantly relates to costs associated with enhancements to our onboard product offering and higher traffic.

Aircraft Rent. The increase in aircraft rent primarily results from new leased aircraft deliveries since 2016, including B-737-900ER and A321-200 aircraft.

Non-Operating Results

	Year Ended December 31,			Favorable (Unfavorable)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest expense, net	$(311)	$(396)	$(388)	$85	$(8)
Unrealized gain/(loss) on investments, net	14	—	—	14	—
Miscellaneous, net	184	(70)	(255)	254	185
Total non-operating expense, net	$(113)	$(466)	$(643)	$353	$177

Interest Expense. At December 31, 2017, the principal amount of debt and finance leases was $8.9 billion. During 2018, we issued $1.6 billion of unsecured notes, $1.4 billion of NYTDC Special Facilities Revenue Bonds and $621 million of aircraft secured loans. As a result of the debt issuances, partially offset by principal payments, the amount of debt and finance leases was $9.7 billion at December 31, 2018. Despite the increase in debt during the current year, interest expense decreased $85 million compared to the prior year due to recent refinancing transactions at lower interest rates resulting from our improvement to an investment grade credit rating in recent years and the favorable interest rate environment.

Unrealized Gain/(Loss) on Investments. Unrealized gain/(loss) on investments reflects the unrealized gains and losses on our equity investments in GOL, China Eastern, Air France-KLM and Alclear Holdings LLC, the parent company of CLEAR. Before we adopted the new financial instruments accounting standard in 2018, we recorded unrealized gains and losses on available-for-sale investments in accumulated other comprehensive income/(loss) ("AOCI").

Miscellaneous. During 2018, miscellaneous non-operating income is composed of pension benefits and realized gains from the DGS transaction and CLEAR share sale. This income was partially offset by our proportionate share of losses from our equity investments in Virgin Atlantic and Grupo Aeroméxico, charitable contributions and foreign exchange losses. The favorable movement in 2018 compared to 2017 primarily results from:

•
Pension Benefit. The pension benefit increased $243 million in the current year compared to the prior year as plan assets increased $4.4 billion from the prior year end. In recent years, we have contributed significantly more to the pension plans than the minimum funding requirements, including $500 million in 2018 and $3.5 billion in 2017.

•
DGS Transaction. In the sale of our DGS entity to a subsidiary of Argenbright Holdings, LLC, we received a non-controlling 49% equity stake in a new entity and $40 million cash, which resulted in a gain of $91 million. See Note 4 of the Notes to the Consolidated Financial Statements for more information.

•	CLEAR Share Sale. We sold a portion of our equity interest in Alclear Holdings LLC, and recognized a gain of $18 million.

The favorable movement resulting from pension benefit in 2017 compared to net cost in 2016 primarily resulted from our $3.5 billion pension contribution during 2017.

Our equity investment earnings and foreign exchange gains/(losses) vary and impact the comparability of miscellaneous from period to period.

Income Taxes

Our effective tax rate for 2018 was 23.6%. We expect our annual effective tax rate to be between 23% and 24% for 2019. At December 31, 2018, we had approximately $2.2 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2027. We believe we will utilize the majority of our remaining federal net operating losses and tax credits during 2019.

For more information about our income taxes, see Note 12 of the Notes to the Consolidated Financial Statements.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 200,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation has contributed to reduced market price of jet fuel, and thus lowered our cost of jet fuel compared to what it otherwise would have been.

During the December 2018 quarter, the refinery completed a planned maintenance event ("turnaround") and did not produce any refined products for approximately 60 days. The turnaround was in accordance with the long-term maintenance plan for the facility to allow for the safe completion of major repairs and upgrades.

The refinery recorded operating revenues of $5.5 billion in 2018, compared to $5.0 billion in 2017. Operating revenues in 2018 were primarily composed of $3.6 billion of non-jet fuel products exchanged with third parties to procure jet fuel, $962 million of sales of jet fuel to the airline segment and $900 million of non-jet fuel product sales. Refinery revenues increased compared to the prior year due to higher costs of crude oil leading to higher pricing for associated refined products and higher margins on distillate product.

The refinery recorded income of $58 million and $110 million in 2018 and 2017, respectively. The refinery's income in 2018 was lower primarily due to the turnaround in the December 2018 quarter and lower gasoline margins nationwide.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. The refinery, operated by Monroe, purchases the majority of its RINs requirement in the secondary market. During 2018 observable RINs prices declined approximately 60%, which minimized our compliance costs during the current year.

For more information regarding the refinery's results, see Note 15 of the Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months from cash flows from operations, cash and cash equivalents, restricted cash equivalents, short-term investments and financing arrangements. As of December 31, 2018, we had $4.8 billion in unrestricted liquidity, consisting of $1.8 billion in cash and cash equivalents and short-term investments and $3.0 billion in undrawn revolving credit facilities. During 2018, we used existing cash and cash generated from operations to fund capital expenditures of $5.2 billion, and return $2.5 billion to shareholders.

Sources of Liquidity

Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $7.0 billion in 2018, $5.0 billion in 2017 and $7.2 billion in 2016. We had lower operating cash flows during 2017 primarily due to incremental pension plan contributions, as discussed below. We also expect to generate positive cash flows from operations in 2019.

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

Fuel. Fuel expense represented approximately 23% of our total operating expenses for 2018. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We had no minimum funding requirements in 2018. However, during the first three months of 2018, we voluntarily contributed approximately $500 million to these plans. In the first half of 2017, we contributed $3.5 billion to our qualified defined benefit pension plans using net proceeds from a $2.0 billion debt issuance, shares of our common stock from treasury with a value of $350 million and existing cash. We contributed $1.3 billion in 2016. We have no minimum funding requirements in 2019, but we plan to voluntarily contribute approximately $500 million to these plans.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

We pay profit sharing annually in February. We paid $1.1 billion in 2018, $1.1 billion in 2017 and $1.5 billion in 2016, to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 31, 2018, we recorded $1.3 billion in profit sharing expense based on 2018 pre-tax profit, which we paid to employees in February 2019.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but for 2016 and the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

Investing Activities

Capital Expenditures. Our capital expenditures were $5.2 billion in 2018, $3.9 billion in 2017 and $3.4 billion in 2016. Our capital expenditures during 2018 were primarily related to the purchase of aircraft, (including A321-200, B-737-900ER, A350-900, A220-100 and CRJ-900 aircraft), advanced deposit payments on future aircraft order commitments and modifications to our domestic fleet. Our capital expenditures during 2017 and 2016 were primarily for the purchase of aircraft and modifications to upgrade aircraft interiors that enhance our product offering.

As part of a multi-year initiative, we are investing in aircraft intended to provide more premium products, improved customer experience and better operating economics. We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. We expect that we will invest approximately $4.7 billion in 2019 primarily for (1) aircraft, including deliveries of A321-200s, B-737-900ERs, A220-100s, A330-900neos, A350-900s and CRJ-900s, along with advance deposit payments for these and our new A321-200neos and A220-300s as well as (2) aircraft modifications, primarily related to cabin enhancements to improve the customer experience. We expect that the 2019 investments will be funded primarily through cash flows from operations.

Equity Investments. During 2017, we completed a $622 million tender offer and settled derivative contracts for $173 million to obtain additional capital stock of Grupo Aeroméxico. During 2017, we also acquired shares of Air France-KLM for $450 million. See Note 4 of the Notes to the Consolidated Financial Statements for more information on our equity investments.

Los Angeles International Airport ("LAX") Construction. During 2016, we executed a modified lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX by 2023. Based on the lease agreement, we are designing and managing the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, to upgrade the baggage handling systems in the terminals and to facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation was completed during 2017. We are also designing and managing the construction of an expansion of the project, which is expected to cost an additional $1.5 billion, of which $1.3 billion has been approved by LAWA. The expanded project will include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuilding the ticketing and arrival halls and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we spent approximately $208 million on this project during 2018 and expect to spend approximately $240 million during 2019.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey ("Port Authority") to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across 4 concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 30 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion with Delta bearing the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we spent approximately $304 million on this project during 2018 and expect to spend approximately $530 million during 2019.

Financing Activities

Debt and Finance Leases. During 2018, we issued $1.6 billion in aggregate principal amount of unsecured notes, consisting of $600 million of 3.4% Notes due 2021, $500 million of 3.8% Notes due 2023 and $500 million of 4.375% Notes due 2028 (collectively, the "Notes"). We used the net proceeds from the offering of the Notes to repay borrowings outstanding under our secured Pacific term loan B-1 facility and 2015 term loan facility and for general corporate purposes.

Concurrent with the unsecured debt offering, we entered into a $2.65 billion unsecured revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility was undrawn at the time we entered into it and as of December 31, 2018. The Revolving Credit Facility replaced the undrawn secured Pacific revolving credit facility and the 2015 revolving credit facility, both of which were terminated in conjunction with the repayment of the term loans described above.

The Revolving Credit Facility is split evenly into a $1.325 billion three-year facility and a $1.325 billion five-year facility. Borrowings on both facilities bear interest at a variable rate equal to LIBOR, or another index rate, in each case plus a specified margin.

Also during 2018, the New York Transportation Development Corporation ("NYTDC") issued Special Facilities Revenue Bonds, Series 2018 (the "2018 Bonds") in the aggregate principal amount of $1.4 billion. We entered into loan agreements with the NYTDC to use the proceeds from the 2018 Bonds to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport. The proceeds from the 2018 Bonds are recorded in cash restricted for airport construction on the Consolidated Balance Sheet ("balance sheet").

During the December 2018 quarter, we obtained $621 million in aggregate principal amount of loans secured by 10 aircraft. These loans bear interest at a variable rate equal to London interbank offered rates ("LIBOR") plus a specified margin and are due in installments from 2019 to 2023.

Despite the recent debt issuances, since December 31, 2009, we have reduced our principal amount of debt and finance leases by $8.3 billion. This level of debt reduction, combined with more favorable interest rates on our remaining debt, reduced our 2018 net interest expense by more than $500 million compared to 2009. The principal amount of debt and finance leases was $9.7 billion at December 31, 2018.

During 2018, the three major credit rating agencies reaffirmed our investment-grade ratings:

Rating Agency	Current Rating	Outlook
Fitch	BBB-	Stable
Moody's	Baa3	Stable
Standard & Poor's	BBB-	Stable

Capital Returns to Shareholders. Since first implementing our quarterly dividend in 2013, we have annually increased the dividend per share and paid $2.9 billion in total dividends, including $909 million in 2018. Through dividends and share repurchases, we have returned $12.3 billion to shareholders since 2013, while reducing outstanding shares by approximately 21% compared to the beginning of 2013. During 2018 alone, we repurchased and retired 29 million shares at a cost of $1.6 billion.

On February 7, 2019, the Board of Directors approved and we will pay a quarterly dividend of $0.35 per share to shareholders of record as of March 1, 2019.

Fuel Hedge Restructuring. During 2016, we entered into transactions to defer settlement of a portion of our hedge portfolio until 2017. These deferral transactions, excluding market movements from the date of inception, provided approximately $300 million in cash receipts during the second half of 2016 and required approximately $300 million in cash payments in 2017.

During 2016, we early terminated certain of our outstanding deferral transactions and made cash payments of $170 million, including normal settlements. As a result, during the year ended December 31, 2017, we reported $20 million in cash receipts and $244 million in cash payments associated with these transactions. During the year ended December 31, 2018 we reported $19 million in cash payments associated with these transactions.

Undrawn Lines of Credit

We have $3.0 billion available in revolving lines of credit. During February 2019, we drew $750 million from our unsecured Revolving Credit Facility for general corporate purposes.

These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2018.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments representing obligations that arise in the ordinary course of business that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (see Note 7)
Principal amount	$1,441	$2,048	$1,019	$1,676	$929	$2,195	$9,308
Interest payments	387	300	248	195	128	643	1,901
Finance lease obligations (see Note 8)
Principal amount	109	77	68	28	23	98	403
Interest payments	17	12	8	5	4	13	59
Operating lease obligations (see Note 8)	1,185	1,022	845	712	673	4,289	8,726
Aircraft purchase commitments (see Note 11)	3,290	3,130	3,190	2,760	1,850	1,940	16,160
Contract carrier obligations (see Note 11)	1,505	1,344	951	872	769	2,862	8,303
Employee benefit obligations (see Note 10)	146	144	125	119	111	6,027	6,672
Other obligations	874	709	470	732	566	765	4,116
Total	$8,954	$8,786	$6,924	$7,099	$5,053	$18,832	$55,648

(1)	For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Long-Term Debt, Principal Amount. Represents scheduled principal payments on long-term debt.

Long-Term Debt, Interest Payments. Represents estimated interest payments under our long-term debt based on the interest rates specified in the applicable debt agreements. Interest payments on variable interest rate debt were calculated using LIBOR at December 31, 2018.

Finance and Operating Lease Obligations. Refer to Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding finance and operating leases.

Aircraft Purchase Commitments. Refer to the aircraft purchase commitments table in Item 2 for additional information about our future aircraft purchases.

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

Other Obligations. Represents estimated purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, aviation-related, maintenance, professional security, insurance, marketing, technology, sponsorships and other third-party services and products.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that require significant judgments and estimates. Accordingly, the actual results may differ materially from these estimates. For a discussion of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and travel fare paid. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

To reflect the mileage credits earned, the loyalty program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credit earned with travel and (2) mileage credit sold to participating companies.

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our loyalty program provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for mileage credits that are not likely to be redeemed ("breakage"). Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining mileage credits are actually redeemed.

At December 31, 2018, the aggregate deferred revenue balance associated with the SkyMiles program was $6.6 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an approximately $200 million impact on annual revenue recognized.

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

Sale of Mileage Credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are generally from one to eight years. During the years ended December 31, 2018 and 2017, total cash sales from marketing agreements were $3.5 billion and $3.2 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the loyalty program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access and the use of our brand. We determined our best estimate of the selling prices by considering discounted cash flow analyses using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

We defer the amount for award travel obligation as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue over time as miles are delivered.

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

Key Assumptions. The key assumptions in our impairment tests include: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. In addition, we consider the amount by which the intangible assets' fair values exceeded their respective carrying values in the most recent fair value measurements calculated using a quantitative approach.

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., diminished slot access or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

We assessed each of the above assumptions in our most recent impairment analyses. The combination of our most recently completed annual results and our projected revenues, expenses and cash flows more than offset any negative events and circumstances. The stabilized operating environment for U.S. airlines has also contributed to improved financial results.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2018. Based upon our qualitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above, we determined that there was no indication that goodwill was impaired.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $4.8 billion at December 31, 2018, of which $4.7 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

We performed qualitative assessments of our indefinite-lived intangible assets, including applicable factors noted in "Key Assumptions" above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors, which impact the fair value of our indefinite-lived intangible assets.

Long-Lived Assets

Our flight equipment and other long-lived assets have a recorded value of $28.3 billion at December 31, 2018. This value is based on various factors, including the assets' estimated useful lives and salvage values. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

To determine whether impairments exist for aircraft used in operations, we group assets at the fleet-type level or at the contract level for aircraft operated by regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available.

See Note 8 of the Notes to the Consolidated Financial Statements for information related to our impairment of the Endeavor CRJ-200 fleet.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2018, the unfunded benefit obligation for these plans recorded on our balance sheet was $6.4 billion. We had no minimum funding requirements in 2018. However, during the first three months of 2018, we voluntarily contributed approximately $500 million to these plans. We have no minimum funding requirements in 2019, but we plan to voluntarily contribute approximately $500 million to these plans. The most critical assumptions impacting our defined benefit pension plan obligations and expenses are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 4.33% and 3.69% at December 31, 2018 and 2017, respectively. Our weighted average discount rate for net periodic pension benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 4.57% to 3.69% between 2016 and 2018.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2018 was 8.97%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2019 Pension Expense		Effect on Accrued Pension Liability at December 31, 2018
0.50% decrease in weighted average discount rate	$(5	) million	$1.2	billion
0.50% increase in weighted average discount rate	$3	million	$(1.1	) billion
0.50% decrease in expected long-term rate of return on assets	$65	million	$—
0.50% increase in expected long-term rate of return on assets	$(65	) million	$—

Life Expectancy. Changes in life expectancy may significantly change our benefit obligations and future expense. We use the Society of Actuaries ("SOA") published mortality data, other publicly available information and our own perspective of future longevity to develop our best estimate of life expectancy. The SOA publishes updated mortality tables for U.S. plans and updated improvement scales. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

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

Investments Valued at Net Asset Value ("NAV") Per Share. On an annual basis we assess the potential for adjustments to the fair value of all investments. Certain of our investments valued using NAV as a practical expedient have a lag in the availability of data. This primarily applies to private equity, private equity-related strategies and real assets. We solicit valuation updates from the investment fund managers and use their information and corroborating data from public markets to determine any needed fair value adjustments.

Recent Accounting Standards

Standards Effective in Future Years

Comprehensive Income. In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) ("AOCI") to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. The adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. This standard is effective for interim and annual reporting periods beginning after December 15, 2018.

Recently Adopted Standards

Leases. In 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU and subsequently issued amendments require leases with durations greater than 12 months to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted.

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted the new standard as of January 1, 2018 during the December quarter using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption and have recast our 2018 quarterly results. The Consolidated Financial Statements for the fiscal year ended December 31, 2018 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

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

Prior to the adoption of this standard, our investments in GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), and China Eastern were accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, we reclassified an unrealized gain of $162 million related to these investments from AOCI to retained earnings.

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

Retirement Benefits. In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard effective January 1, 2018. The components of the net (benefit) cost are shown in Note 10 of the Notes to the Consolidated Financial Statements.

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

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted (a non-GAAP financial measure). We adjust pre-tax income for mark-to-market ("MTM") adjustments and settlements on fuel hedge contracts, the MTM adjustments recorded by our equity method investees, Virgin Atlantic and Aeroméxico, and unrealized gains/losses on our equity investments accounted for at fair value, to determine pre-tax income, adjusted.

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

Unrealized Gain/Loss on Investments. We record the unrealized gains/losses on our equity investments accounted for at fair value in non-operating expense. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

	Year Ended December 31,
(in millions)	2018	2017
Pre-tax income	$5,151	$5,500
Adjusted for:
MTM adjustments and settlements	(53)	(259)
Equity investment MTM adjustments	29	8
Unrealized gain/loss on investments	(14)	—
Pre-tax income, adjusted	$5,113	$5,250

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

	Year Ended December 31,
	2018		2017
TRASM	16.87	¢	16.18	¢
Adjusted for:
Third-party refinery sales	(0.21)		(0.20)
TRASM, adjusted	16.66	¢	15.98	¢

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

•
Ancillary Businesses and Refinery. These expenses include aircraft maintenance we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties. Results also include staffing services performed by DGS. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these areas to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit Sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

	Year Ended December 31,
	2018	2017
CASM (cents)	14.87 ¢	13.83 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.43)	(2.66)
Ancillary businesses and refinery	(0.64)	(0.58)
Profit sharing	(0.49)	(0.42)
CASM-Ex	10.31 ¢	10.17 ¢

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

CASM-Ex - The amount of operating cost incurred per ASM during a reporting period, adjusted for aircraft fuel and related taxes, ancillary businesses and refinery and profit sharing expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to fuel prices, interest rates and foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. In an effort to manage our exposure to these risks, we may enter into derivative contracts and may adjust our derivative portfolio as market conditions change. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders' equity.

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

At December 31, 2018, we had $5.7 billion of fixed-rate long-term debt and $3.7 billion of variable-rate long-term debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $240 million at December 31, 2018 and would have increased the annual interest expense on our variable-rate long-term debt by $37 million.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. At December 31, 2018, we had open foreign currency forward contracts totaling a $1 million asset position. We estimate that a 10% depreciation or appreciation in the price of the Japanese yen in relation to the U.S. dollar would change the projected cash settlement value of our open hedge contracts by a $6 million gain or $7 million loss, respectively, for the year ending December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for recognizing revenue from contracts with customers and for accounting for leases in fiscal year 2018 due to the adoption of the new revenue standard and new lease standard, respectively. The Company adopted the new revenue standard using the full retrospective approach and adopted the new lease standard using a modified retrospective approach.

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

Atlanta, Georgia
February 15, 2019

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,565	$1,814
Short-term investments	203	825
Accounts receivable, net of an allowance for uncollectible accounts of $12 at December 31, 2018 and 2017	2,314	2,377
Fuel inventory	592	916
Expendable parts and supplies inventories, net of an allowance for obsolescence of $102 and $113 at December 31, 2018 and 2017, respectively	463	413
Prepaid expenses and other	1,203	1,459
Total current assets	6,340	7,804

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $15,823 and $14,097 at December 31, 2018 and 2017, respectively	28,335	26,563
Operating lease right-of-use assets	5,994	—
Goodwill	9,781	9,794
Identifiable intangibles, net of accumulated amortization of $862 and $845 at December 31, 2018 and 2017, respectively	4,830	4,847
Cash restricted for airport construction	1,136	—
Deferred income taxes, net	242	1,354
Other noncurrent assets	3,608	3,309
Total noncurrent assets	53,926	45,867
Total assets	$60,266	$53,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$1,518	$2,242
Current maturities of operating leases	955	—
Air traffic liability	4,661	4,364
Accounts payable	2,976	3,634
Accrued salaries and related benefits	3,287	3,022
Loyalty program deferred revenue	2,989	2,762
Fuel card obligation	1,075	1,067
Other accrued liabilities	1,117	1,868
Total current liabilities	18,578	18,959

Noncurrent Liabilities:
Long-term debt and finance leases	8,253	6,592
Pension, postretirement and related benefits	9,163	9,810
Loyalty program deferred revenue	3,652	3,559
Noncurrent operating leases	5,801	—
Other noncurrent liabilities	1,132	2,221
Total noncurrent liabilities	28,001	22,182

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 688,136,306 and 714,674,160 shares issued at December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	11,671	12,053
Retained earnings	10,039	8,256
Accumulated other comprehensive loss	(7,825)	(7,621)
Treasury stock, at cost, 8,191,831 and 7,476,181 shares at December 31, 2018 and 2017, respectively	(198)	(158)
Total stockholders' equity	13,687	12,530
Total liabilities and stockholders' equity	$60,266	$53,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Operating Revenue:
Passenger	$39,755	$36,947	$35,814
Cargo	865	744	684
Other	3,818	3,447	2,952
Total operating revenue	44,438	41,138	39,450

Operating Expense:
Salaries and related costs	10,743	10,058	9,394
Aircraft fuel and related taxes	9,020	6,756	5,985
Regional carriers expense, excluding fuel	3,438	3,466	3,447
Depreciation and amortization	2,329	2,222	1,886
Contracted services	2,175	2,108	1,918
Passenger commissions and other selling expenses	1,941	1,827	1,751
Ancillary businesses and refinery	1,695	1,495	1,182
Landing fees and other rents	1,662	1,501	1,472
Aircraft maintenance materials and outside repairs	1,575	1,591	1,434
Profit sharing	1,301	1,065	1,115
Passenger service	1,178	1,123	964
Aircraft rent	394	351	285
Other	1,723	1,609	1,621
Total operating expense	39,174	35,172	32,454

Operating Income	5,264	5,966	6,996

Non-Operating Expense:
Interest expense, net	(311)	(396)	(388)
Unrealized gain/(loss) on investments, net	14	—	—
Miscellaneous, net	184	(70)	(255)
Total non-operating expense, net	(113)	(466)	(643)

Income Before Income Taxes	5,151	5,500	6,353

Income Tax Provision	(1,216)	(2,295)	(2,158)

Net Income	$3,935	$3,205	$4,195

Basic Earnings Per Share	$5.69	$4.45	$5.59
Diluted Earnings Per Share	$5.67	$4.43	$5.55
Cash Dividends Declared Per Share	$1.31	$1.02	$0.68

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2018	2017	2016
Net Income	$3,935	$3,205	$4,195
Other comprehensive (loss) income:
Net change in derivative contracts	15	(29)	(37)
Net change in pension and other benefits	(113)	(98)	(360)
Net change in investments	—	142	36
Total Other Comprehensive (Loss) Income	(98)	15	(361)
Comprehensive Income	$3,837	$3,220	$3,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$3,935	$3,205	$4,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,329	2,222	1,886
Deferred income taxes	1,364	2,242	2,118
Pension, postretirement and postemployment payments greater than expense	(790)	(3,302)	(717)
Changes in certain assets and liabilities:
Receivables	108	(428)	(134)
Fuel inventory	324	(397)	(140)
Prepaid expenses and other current assets	(440)	(57)	(26)
Air traffic liability	297	284	157
Loyalty program deferred revenue	319	399	198
Profit sharing	233	(51)	(383)
Accounts payable and accrued liabilities	(418)	955	298
Other, net	(247)	(49)	(237)
Net cash provided by operating activities	7,014	5,023	7,215

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(3,704)	(2,704)	(2,617)
Ground property and equipment, including technology	(1,464)	(1,187)	(774)
Purchase of equity investments	—	(1,245)	—
Purchase of short-term investments	(145)	(925)	(1,707)
Redemption of short-term investments	766	584	2,686
Other, net	154	211	257
Net cash used in investing activities	(4,393)	(5,266)	(2,155)

Cash Flows From Financing Activities:
Payments on long-term debt and finance lease obligations	(3,052)	(1,258)	(1,709)
Repurchase of common stock	(1,575)	(1,677)	(2,601)
Cash dividends	(909)	(731)	(509)
Fuel card obligation	7	636	211
Proceeds from long-term obligations	3,745	2,454	450
Other, net	58	(154)	(102)
Net cash used in financing activities	(1,726)	(730)	(4,260)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	895	(973)	800
Cash, cash equivalents and restricted cash at beginning of period	1,853	2,826	2,026
Cash, cash equivalents and restricted cash at end of period	$2,748	$1,853	$2,826

Supplemental Disclosure of Cash Paid for Interest	$376	$390	$385
Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$—	$350	$350
Flight and ground equipment acquired under finance leases	$100	$261	$86
Flight and ground equipment acquired under operating leases	$1,041	$—	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:
	Year Ended December 31,
(in millions)	2018	2017	2016
Current assets:
Cash and cash equivalents	$1,565	$1,814	$2,762
Restricted cash included in prepaid expenses and other	47	39	64
Noncurrent assets:
Cash restricted for airport construction	1,136	—	—
Total cash, cash equivalents and restricted cash	$2,748	$1,853	$2,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2016	800	$—	$12,936	$5,562	$(7,275)	21	$(373)	$10,850
Net income	—	—	—	4,195	—	—	—	4,195
Change in accounting principle	—	—	—	(735)	—	—	—	(735)
Dividends declared	—	—	—	(509)	—	—	—	(509)
Other comprehensive loss	—	—	—	—	(361)	—	—	(361)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $44.27(1) per share)	2	—	105	—	—	1	(40)	65
Stock options exercised	3	—	32	—	—	—	—	32
Treasury stock, net, contributed to our qualified defined benefit pension plans	—	—	204	—	—	(8)	139	343
Stock purchased and retired	(60)	—	(983)	(1,618)	—	—	—	(2,601)
Balance at December 31, 2016	745	—	12,294	6,895	(7,636)	14	(274)	11,279
Net income	—	—	—	3,205	—	—	—	3,205
Dividends declared	—	—	—	(731)	—	—	—	(731)
Other comprehensive income	—	—	—	—	15	—	—	15
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $48.31(1) per share)	1	—	107	—	—	1	(39)	68
Stock options exercised	2	—	28	—	—	—	—	28
Treasury stock, net, contributed to our qualified defined benefit pension plans	—	—	188	—	—	(8)	155	343
Stock purchased and retired	(33)	—	(564)	(1,113)	—	—	—	(1,677)
Balance at December 31, 2017	715	—	12,053	8,256	(7,621)	7	(158)	12,530
Net income	—	—	—	3,935	—	—	—	3,935
Change in accounting principle and other	—	—	—	(154)	(106)	—	—	(260)
Dividends declared	—	—	—	(909)	—	—	—	(909)
Other comprehensive loss	—	—	—	—	(98)	—	—	(98)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $54.90(1) per share)	1	—	91	—	—	1	(40)	51
Stock options exercised	1	—	13	—	—	—	—	13
Stock purchased and retired	(29)	—	(486)	(1,089)	—	—	—	(1,575)
Balance at December 31, 2018	688	$—	$11,671	$10,039	$(7,825)	8	$(198)	$13,687

(1)	Weighted average price per share.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Delta Air Lines, Inc., a Delaware corporation, provides scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We do not consolidate the financial statements of any company in which we have voting rights of 50% or less. We are not the primary beneficiary of, nor do we have a controlling financial interest in, any variable interest entity. Accordingly, we have not consolidated any variable interest entity.

We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements may include codesharing, reciprocal loyalty program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, ticket office co-location and other marketing agreements. We have received antitrust immunity for certain marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with collaborative arrangements are presented on a gross basis in the applicable line items on our Consolidated Statements of Operations ("income statement").

We have recast prior year financial statements to conform with the adoption of the revenue recognition and retirement benefits standards described below. In addition, we have reclassified regional carriers fuel expense from regional carriers expense to aircraft fuel and related taxes, and consolidated ancillary businesses and refinery expenses into one financial statement line item, in addition to making other classification changes to conform to the current year presentation.

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

Recent Accounting Standards

Standards Effective in Future Years

Comprehensive Income. In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) ("AOCI") to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. The adoption of the standard may impact tax amounts stranded in AOCI related to our pension plans. This standard is effective for interim and annual reporting periods beginning after December 15, 2018.

Recently Adopted Standards

Leases. In 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU and subsequently issued amendments require leases with durations greater than 12 months to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted.

In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted the new standard as of January 1, 2018 during the December quarter using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption and have recast our 2018 quarterly results. The Consolidated Financial Statements for the fiscal year ended December 31, 2018 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy.

See Note 8, "Leases," for more information.

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

In addition, the adoption of the new standard increased the rate we use to account for loyalty program miles. We previously analyzed our standalone sales of mileage credits to other airlines and customers to establish the accounting value for loyalty program miles. Considering the guidance in the new standard, we changed our valuation of a mileage credit to an analysis of the award redemption value. The new valuation considers the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash. This change increased our loyalty program liability at December 31, 2017 by $2.2 billion. The mileage deferral and redemption rates are approximately the same; therefore, assuming stable volume, there would not be a significant change in revenue recognized from the program in a given period.

The adoption of the new standard also reduced our air traffic liability at December 31, 2017 by $524 million. This change primarily results from estimating the tickets that will expire unused and recognizing revenue at the scheduled flight date rather than when the unused tickets expire.

See Note 2, "Revenue Recognition," for more information.

Statement of Cash Flows. In 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 related to the classification of certain cash receipts and cash payments, and the presentation of restricted cash within an entity's statement of cash flows, respectively. We adopted these standards effective January 1, 2018.

Financial Instruments. In 2016, the FASB issued ASU No. 2016-01, "Financial Instruments—Overall (Subtopic 825-10)." This standard makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10)," to clarify certain aspects of ASU No. 2016-01. We adopted these standards effective January 1, 2018.

Prior to the adoption of these standards, our investments in GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), and China Eastern were accounted for as available-for-sale with changes in fair value recognized in other comprehensive income. At the time of adoption, we reclassified an unrealized gain of $162 million related to these investments from AOCI to retained earnings.

Our investment in Air France-KLM was previously accounted for at cost as our investment agreement restricts the sale or transfer of these shares until 2022. Upon adopting ASU Nos. 2016-01 and 2018-03, we recorded a $148 million gain in unrealized gain/(loss) on investments in our income statement related to the value of Air France-KLM's stock at December 31, 2017 compared to our investment basis. Consistent with our investments in GOL and China Eastern, this investment is now accounted for at fair value with changes in fair value recognized in net income.

Retirement Benefits. The components of the net (benefit) cost are shown in Note 10, "Employee Benefit Plans." In 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715)." This standard requires an entity to report the service cost component in the same line item as other compensation costs. The other components of net (benefit) cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard effective January 1, 2018. The components of the net (benefit) cost are shown in Note 10, "Employee Benefit Plans."

Impact of Certain Recently Adopted Standards

We recast certain prior period amounts to conform with the adoption of the revenue recognition and retirement benefits standards, as shown in the tables below.

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions, except per share data)	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Income statement:
Passenger revenue	$34,819	$2,128	$36,947	$33,777	$2,037	$35,814
Cargo revenue	729	15	744	668	16	684
Other revenue	5,696	(2,249)	3,447	5,194	(2,242)	2,952
Total operating revenue	41,244	(106)	41,138	39,639	(189)	39,450
Operating expense	35,130	42	35,172	32,687	(233)	32,454
Non-operating expense	(413)	(53)	(466)	(316)	(327)	(643)
Income tax provision	(2,124)	(171)	(2,295)	(2,263)	105	(2,158)
Net income	$3,577	$(372)	$3,205	$4,373	$(178)	$4,195
Diluted earnings per share	$4.95	$(0.52)	$4.43	$5.79	$(0.24)	$5.55

	December 31, 2017
(in millions)	As Previously Reported	Adjustments	Current Presentation
Balance sheet:
Deferred income taxes, net	$935	$419	$1,354
Air traffic liability	4,888	(524)	4,364
Loyalty program deferred revenue (current and noncurrent)	4,118	2,203	6,321
Other accrued and other noncurrent liabilities	3,969	120	4,089
Retained earnings	9,636	(1,380)	8,256

Significant Accounting Policies

Our significant accounting policies are disclosed below or included within the topic-specific notes included herein.

Cash and Cash Equivalents and Short-Term Investments

Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents. Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs. Our short-term investments are classified as fair value investments and gains and losses are recorded in non-operating expense.

Inventories

Fuel. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at recoverable cost. We use jet fuel in our airline operations that is produced by the refinery and procured through the exchange with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) incurred and an applicable portion of manufacturing overhead.

Expendables Parts and Supplies. Inventories of expendable parts related to flight equipment, which cannot be economically repaired, reconditioned or reused after removal from the aircraft, are carried at moving average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet. We also provide allowances for parts identified as excess or obsolete to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 5% of the original cost.

Accounting for Refinery Related Buy/Sell Agreements

To the extent that we receive jet fuel for non-jet fuel products exchanged under buy/sell agreements, we account for these transactions as nonmonetary exchanges. We have recorded these nonmonetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on the income statement.

Derivatives

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our Consolidated Balance Sheets ("balance sheets").

The following table summarizes the risk hedged and the classification of related gains and losses on our income statement, by each type of derivative contract:

Derivative Type	Hedged Risk	Classification of Gains and Losses
Fuel hedge contracts	Fluctuations in fuel prices	Aircraft fuel and related taxes
Interest rate contracts	Increases in interest rates	Interest expense, net
Foreign currency exchange contracts	Fluctuations in foreign currency exchange rates	Passenger revenue or non-operating expense (See Note 5)

The following table summarizes the accounting treatment of our derivative contracts:

Impact of Unrealized Gains and Losses
Accounting Designation	Effective Portion	Ineffective Portion
Not designated as hedges	Change in fair value(1) of hedge is recorded in earnings
Designated as cash flow hedges	Market adjustments are recorded in AOCI	Excess, if any, over effective portion of hedge is recorded in non-operating expense
Designated as fair value hedges	Market adjustments are recorded in long-term debt and finance leases	Excess, if any, over effective portion of hedge is recorded in non-operating expense

(1)	Including settled gains and losses as well as mark-to-market adjustments ("MTM adjustments").

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

Hedge Margin. The hedge margin we receive from counterparties is recorded in cash, with the offsetting obligation in accounts payable. The hedge margin we provide to counterparties is recorded in prepaid expenses and other. We do not offset margin funded to counterparties or margin funded to us by counterparties against fair value amounts recorded for our hedge contracts.

Long-Lived Assets

The following table summarizes our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2018	2017
Flight equipment	20-34 years	$33,898	$30,688
Ground property and equipment	3-40 years	8,028	7,665
Flight and ground equipment under finance leases	Shorter of lease term or estimated useful life	1,055	1,147
Advance payments for equipment		1,177	1,160
Less: accumulated depreciation and amortization(1)		(15,823)	(14,097)
Total property and equipment, net		$28,335	$26,563

(1)	Includes accumulated amortization for flight and ground equipment under finance leases in the amount of $566 million and $668 million at December 31, 2018 and 2017, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.3 billion, $2.2 billion and $1.9 billion for each of the years ended December 31, 2018, 2017 and 2016, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to 10 years. Included in the depreciation and amortization expense discussed above, we recorded $205 million, $187 million and $158 million for amortization of capitalized software for the years ended December 31, 2018, 2017 and 2016, respectively. The net book value of these assets, which are included in ground property and equipment above, totaled $819 million and $659 million at December 31, 2018 and 2017, respectively.

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

To determine whether impairments exist for aircraft used in operations, we group assets at the fleet-type level or at the contract level for aircraft operated by regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available.

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

We value goodwill and indefinite-lived intangible assets primarily using market capitalization and income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates.

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to, (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., diminished slot access or additional Open Skies agreements), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

Goodwill. When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering both market capitalization and projected discounted future cash flows (an income approach). If the reporting unit's fair value exceeds its carrying value, no further testing is required. If it does not, we recognize an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.

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

Income Taxes

We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are net by jurisdiction and are recorded as noncurrent on the balance sheet.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $1.1 billion and must be paid monthly. At December 31, 2018 and December 31, 2017, we had $1.1 billion outstanding on this purchasing card, and the activity was classified as a financing activity in our Consolidated Statements of Cash Flows.

Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to our share repurchase program. We allocate the share purchase price in excess of par value between additional paid-in capital and retained earnings.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year the advertising first takes place. Advertising expense was $267 million, $273 million and $267 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Commissions

Passenger sales commissions are recognized in operating expense when the related revenue is recognized.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Year Ended December 31,
(in millions)	2018	2017	2016
Ticket	$34,950	$32,467	$31,534
Loyalty travel awards	2,651	2,403	2,234
Travel-related services	2,154	2,077	2,046
Total passenger revenue	$39,755	$36,947	$35,814

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

Approximately $3.5 billion of the prior year air traffic liability related to passenger ticket sales (which excludes those tickets sold on behalf of other airlines) and was recognized in passenger revenue during each of the years ended December 31, 2018 and 2017.

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

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits for travel. We recognize loyalty travel awards revenue in passenger revenue as mileage credits are redeemed and travel is provided. See below for discussion of our loyalty program accounting policies.

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight, including administrative fees (such as ticket change fees), baggage fees and on-board sales. We recognize revenue for these services when the related transportation service is provided. Prior to the adoption of the new revenue recognition standard, the majority of these fees were classified in other revenue.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and travel fare paid. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

To reflect the mileage credits earned, the loyalty program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credit earned with travel and (2) mileage credit sold to participating companies.

Passenger Ticket Sales Earning Mileage Credits. Passenger ticket sales earning mileage credits under our loyalty program provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for mileage credits that are not likely to be redeemed ("breakage"). Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining mileage credits are actually redeemed.

We defer revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused.

Sale of Mileage Credits. Customers may earn mileage credits based on their spending with participating companies such as credit card companies, hotels and car rental agencies with which we have marketing agreements to sell mileage credits. Our contracts to sell mileage credits under these marketing agreements have multiple performance obligations. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are generally from one to eight years. During the years ended December 31, 2018 and 2017, total cash sales from marketing agreements were $3.5 billion and $3.2 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, may check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the loyalty program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access and the use of our brand. We determined our best estimate of the selling prices by considering discounted cash flow analyses using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

We defer the amount for award travel obligation as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue over time as miles are delivered.

Current Activity of the Loyalty Program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty program liability, and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

(in millions)	2018	2017
Balance at January 1	$6,321	$5,922
Mileage credits earned	3,142	2,948
Travel mileage credits redeemed	(2,651)	(2,403)
Non-travel mileage credits redeemed	(171)	(146)
Balance at December 31	$6,641	$6,321

The timing of mileage redemptions can vary widely; however, the majority of new miles are redeemed within two years.

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Passenger Revenue			Operating Revenue
	Year Ended December 31,			Year Ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Domestic	$28,159	$26,079	$25,002	$31,233	$28,850	$27,309
Atlantic	6,165	5,537	5,419	7,042	6,297	6,115
Latin America	2,888	2,862	2,686	3,181	3,133	2,939
Pacific	2,543	2,469	2,707	2,982	2,858	3,087
Total	$39,755	$36,947	$35,814	$44,438	$41,138	$39,450

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Year Ended December 31,
(in millions)	2018	2017	2016
Ancillary businesses and refinery	$1,801	$1,591	$1,293
Loyalty program	1,459	1,269	1,110
Miscellaneous	558	587	549
Total other revenue	$3,818	$3,447	$2,952

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance and staffing services provided to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Third-party refinery production sales are at or near cost; accordingly, the margin on these sales is de minimis. See Note 15, "Segments and Geographic Information," for more information on revenue recognition within our refinery segment.

In December 2018, we sold DAL Global Services, LLC (“DGS”), which provides aviation-related, ground support equipment maintenance and professional security services, to a new subsidiary of Argenbright Holdings, LLC. We received a non-controlling 49% equity stake in the new company and $40 million cash. The new company will continue to service our customers and third parties, and is expected to continue operating at the same airport locations it currently serves. In 2019, DGS will no longer be reflected within ancillary businesses and refinery.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards. These revenues are included within the total cash sales from marketing agreements, discussed above.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Accounts Receivable

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger tickets, ancillary businesses and refinery sales, and other companies for the purchase of mileage credits under the loyalty program. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense was not material in any period presented.

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

Assets and liabilities measured at fair value are based on the valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market Approach. Prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities; and

(b)	Income Approach. Techniques to convert future amounts to a single present value amount based on market expectations (including present value techniques and option-pricing models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2018			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,222	$1,222	$—	(a)
Restricted cash equivalents	1,183	1,183	—	(a)
Short-term investments
U.S. government and agency securities	50	45	5	(a)
Asset- and mortgage-backed securities	36	—	36	(a)
Corporate obligations	90	—	90	(a)
Other fixed income securities	27	—	27	(a)
Long-term investments	1,084	880	204	(a)
Hedge derivatives, net
Fuel hedge contracts	15	20	(5)	(a)(b)
Interest rate contracts	1	—	1	(a)
Foreign currency exchange contracts	(3)	—	(3)	(a)

	December 31, 2017			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,357	$1,357	$—	(a)
Restricted cash equivalents	38	38	—	(a)
Short-term investments
U.S. government securities	93	84	9	(a)
Asset- and mortgage-backed securities	173	—	173	(a)
Corporate obligations	467	—	467	(a)
Other fixed income securities	92	—	92	(a)
Long-term investments	513	485	28	(a)
Hedge derivatives, net
Fuel hedge contracts	(66)	(43)	(23)	(a)(b)
Foreign currency exchange contracts	(17)	—	(17)	(a)

(1)	See Note 10, "Employee Benefit Plans," for fair value of benefit plan assets.

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport, certain self-insurance obligations and other airport commitments. The fair value of these investments is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments which are valued based on market prices or other observable transactions and are recorded in other noncurrent assets on our balance sheet. See Note 4, "Investments," for further information on our equity investments.

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

•
Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•	Interest Rate Contracts. Our interest rate derivatives are swap contracts, which are valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of Japanese yen and Euro forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Short-Term Investments

The estimated fair values of short-term investments, which approximate cost at December 31, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities because issuers of certain securities have the right to retire our investments without prepayment penalties.

(in millions)
Due in one year or less	$93
Due after one year through three years	96
Due after three years through five years	1
Due after five years	13
Total	$203

Long-Term Investments

We have developed strategic relationships with a number of airlines and airline services companies through equity investments and other forms of cooperation and support. Strategic relationships improve our coordination with these companies and enable our customers to seamlessly connect to more destinations while enjoying a consistent, high-quality travel experience. Our equity investments reinforce our commitment to these relationships and provide us with the ability to participate in strategic decision-making, often through representation on the boards of directors of the other company.

During the year ended December 31, 2018, we recorded a net gain on our strategic investments of $14 million, which was recorded in unrealized gain/(loss) on investments in our income statement under non-operating expense. This net gain was primarily driven by changes in stock prices and foreign currency fluctuations. During 2017 and 2016, before we adopted the new financial instruments accounting standard in 2018, we recorded unrealized gains and losses on available-for-sale investments in AOCI.

Equity Method Investments

We account for the following investments under the equity method of accounting and recognize our portion of Aeroméxico's and Virgin Atlantic's financial results in miscellaneous in our income statement under non-operating expense. Our equity method investments are recorded in other noncurrent assets on our balance sheet. If an equity method investment experiences a loss in fair value that is determined to be other than temporary, we will reduce our basis in the investment to fair value and record the loss in unrealized gain/(loss) on investments.

•
Aeroméxico. We have a 51% equity stake in Grupo Aeroméxico, the parent company of Aeroméxico, which is recorded at $897 million as of December 31, 2018. Our investment is non-controlling and accounted for under the equity method as Mexican law and Grupo Aeroméxico's corporate bylaws limit our voting interest to 49%.

•	Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, which is recorded at $383 million as of December 31, 2018.

•
DGS. In December 2018, we sold DGS, which provides aviation-related, ground support equipment maintenance and professional security services, to a new subsidiary of Argenbright Holdings, LLC. The new company will continue to service our customers and third parties, and is expected to continue operating at the same airport locations it currently serves.

At the time of the sale, we received a non-controlling 49% equity stake in the new company of $109 million and $40 million cash. We recognized a gain upon deconsolidation of $91 million in miscellaneous under non-operating expense.

After the sale, we will record our portion of the new entity's financial results in contracted services under operating expense as this entity is integral to the operations of our business.

Fair Value Investments

We account for the following investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments within non-operating expense.

•
Air France-KLM. We own 9% of the outstanding shares of Air France-KLM, which are recorded at $408 million as of December 31, 2018. In addition, we have a joint venture with Air France-KLM and entered into an agreement with Air France-KLM and Virgin Atlantic to combine our separate transatlantic joint ventures into a single three-party transatlantic joint venture. The three-party agreement remains subject to required regulatory approvals.

•
GOL. We own 9% of the outstanding capital stock of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), through ownership of its preferred shares. Our ownership stake is recorded at $213 million as of December 31, 2018.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our entire guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our balance sheet as of December 31, 2018.

•	China Eastern. We own a 3% equity interest in China Eastern, which is recorded at $259 million as of December 31, 2018.

•
Alclear Holdings, LLC ("CLEAR"). We own a 7% equity interest in CLEAR. During the year ended December 31, 2018, we sold a portion of our equity interest and recognized a gain of $18 million in miscellaneous, net in our income statement under non-operating expense.

•
Republic Airways. We own a 17% equity interest in Republic Airways Holdings Inc. ("Republic"). This ownership interest is currently recorded at our original cost, as Republic's shares are not actively traded on a public exchange and we do not have the ability to exercise significant influence over Republic.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our balance sheets.

Fuel Price Risk

Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s refining margins. During the year ended December 31, 2018 fuel hedges did not have a material impact on our income statement. During the years ended December 31, 2017 and 2016 we recorded fuel hedge losses of $81 million and $366 million, respectively.

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

In April 2018, we entered into interest rate swaps which are designated as fair value hedges. These swaps range from two to nine years remaining and have a total notional value of $1.6 billion. The objective of the swaps is to manage toward a higher percentage of net floating rate debt by swapping payments of fixed rate interest on the unsecured notes that we issued in the June 2018 quarter for payments of floating rate interest. The gains/losses on the swaps are recorded within interest expense in the income statement and offset the gain/losses in the related debt obligations due to interest rate fluctuations.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. Our Japanese yen foreign currency exchange contracts are designated as cash flow hedges with the effective portion of the gains or losses on the derivatives recorded in passenger revenue in the income statement in the same period in which the hedged transaction affects earnings.

In January 2018, we entered into a three-year U.S. dollar-Euro cross currency swap with a notional value of €375 million. This swap was intended to mitigate foreign currency volatility resulting from our Euro-denominated investment in Air France-KLM. In response to favorable changes in interest rates and the U.S. dollar-Euro exchange rate, we settled the cross currency swap in August 2018. Upon settlement, we recognized gains of $18 million in miscellaneous in our Consolidated Statement of Operations under non-operating expense. Subsequently, we entered into a new U.S. dollar-Euro cross currency swap with a notional value of €397 million and a maturity date in December 2020. During the year ended December 31, 2018, we recorded an unrealized loss on this new swap of $4 million, which is reflected in unrealized gain/(loss) on investments under non-operating expense.

Hedge Position as of December 31, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,893	U.S. dollars	April 2028	$—	$8	$(7)	$—	$1
Foreign currency exchange contracts	6,934	Japanese yen	November 2019	1	—	—	—	1
Not designated as hedges
Foreign currency exchange contract	397	Euros	December 2020	13	—	—	(17)	(4)
Fuel hedge contracts	219	gallons - crude oil and refined products	December 2019	30	—	(15)	—	15
Total derivative contracts				$44	$8	$(22)	$(17)	$13

Hedge Position as of December 31, 2017

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Foreign currency exchange contracts	23,512	Japanese yen	November 2019	$1	$1	$(13)	$(6)	$(17)
	490	Canadian dollars	May 2020
Not designated as hedges
Fuel hedge contracts	249	gallons - crude oil and refined products	May 2019	638	8	(694)	(18)	(66)
Total derivative contracts				$639	$9	$(707)	$(24)	$(83)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheets. The following table shows the net fair value of our counterparty positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2018
Net derivative contracts	$35	$—	$(13)	$(9)	$13
December 31, 2017
Net derivative contracts	$—	$1	$(68)	$(16)	$(83)

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Effective Portion Reclassified from AOCI to Earnings			Effective Portion Recognized in Other Comprehensive (Loss) Income
(in millions)	2018	2017	2016	2018	2017	2016
Foreign currency exchange contracts	$(3)	$10	$37	$1	$(43)	$(68)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we held margin of $9 million as of December 31, 2018 and posted margin of $43 million as of December 31, 2017.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services, the majority of which are processed through major credit card companies. We also have receivables from the sale of mileage credits under our loyalty program to participating airlines and non-airline businesses such as credit card companies, hotels and car rental agencies. The credit risk associated with our receivables is minimal.

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience.

NOTE 6. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Value at December 31,
(in millions)	2018	2017
International routes and slots	$2,583	$2,583
Delta tradename	850	850
SkyTeam-related assets	661	661
Domestic slots	622	622
Total	$4,716	$4,716

International Routes and Slots. Our international routes and slots primarily relate to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Domestic Slots. Our domestic slots relate to our slots at New York-LaGuardia and Washington-Reagan National airports.

Definite-Lived Intangible Assets

	December 31, 2018		December 31, 2017
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(687)	$730	$(677)
Contracts	193	(122)	193	(115)
Other	53	(53)	53	(53)
Total	$976	$(862)	$976	$(845)

Amortization expense was $17 million for each of the years ended December 31, 2018, 2017 and 2016. We estimate that we will incur approximately $15 million of amortization expense annually from 2019 through 2023.

NOTE 7. LONG-TERM DEBT

The following table summarizes our long-term debt:

	Maturity			Interest Rate(s)(4) Per Annum at			December 31,
(in millions)	Dates			December 31, 2018			2018	2017
Pacific Facilities:
Pacific Term Loan B-1	n/a			n/a		n/a	$—	$1,048
Pacific Revolving Credit Facility	n/a			n/a		n/a	—	—
2015 Credit Facilities:
Term Loan Facility	n/a			n/a		n/a	—	490
Revolving Credit Facility	n/a			n/a		n/a	—	—
Financing arrangements secured by aircraft:
Certificates(1)	2019	to	2027	3.63%	to	8.02%	1,837	2,380
Notes(1)	2019	to	2025	2.91%	to	6.54%	1,787	1,961
2018 Unsecured notes	2021	to	2028	3.40%	to	4.38%	1,600	—
2018 Unsecured Revolving Credit Facility	2021	to	2023	undrawn	variable(3)		—	—
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	—
Other unsecured notes	2020	to	2022	2.60%	to	3.63%	2,450	2,450
Other financings(1)(2)	2019	to	2030	1.81%	to	8.75%	251	210
Other revolving credit facilities	2019	to	2021	undrawn	variable(3)		—	—
Total secured and unsecured debt							9,308	8,539
Unamortized premium (discount) and debt issue cost, net							60	(99)
Total debt							9,368	8,440
Less: current maturities							(1,409)	(2,145)
Total long-term debt							$7,959	$6,295

(1)	Due in installments.

(2)	Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

(3)	Interest rate equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

(4)	Certain aircraft and other financings are comprised of variable rate debt.

2018 Aircraft-Secured Loans

During the December 2018 quarter, we obtained $621 million in aggregate principal amount of loans secured by 10 aircraft. These loans, which are included in secured aircraft notes in the table above, bear interest at a variable rate equal to LIBOR plus a specified margin and are due in installments from 2019 to 2023.

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

The Notes are equal in right of payment with our other unsubordinated indebtedness and senior in right of payment to our future subordinated debt. The Notes are subject to covenants that, among other things, limit our ability to incur liens securing indebtedness for borrowed money or finance leases and engage in mergers and consolidations or transfer all or substantially all of our assets, in each case subject to certain exceptions. The Notes are also subject to customary event of default provisions, including cross-defaults to other material indebtedness.

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

2018 Unsecured Revolving Credit Facility

During the June 2018 quarter, we entered into a $2.65 billion unsecured revolving credit facility, up to $500 million of which may be used for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility was undrawn at the time we entered into it and as of December 31, 2018. The Revolving Credit Facility replaced the undrawn secured Pacific Revolving Credit Facility and the 2015 Revolving Credit Facility, both of which were terminated in conjunction with the repayment of the term loans described above.

The Revolving Credit Facility is split evenly into a $1.325 billion three-year facility and a $1.325 billion five-year facility. Borrowings on both facilities bear interest at a variable rate equal to LIBOR, or another index rate, in each case plus a specified margin.

NYTDC Special Facilities Revenue Bonds

During the June 2018 quarter, the New York Transportation Development Corporation ("NYTDC") issued Special Facilities Revenue Bonds, Series 2018 (the "2018 Bonds") in the aggregate principal amount of $1.4 billion. We entered into loan agreements with the NYTDC to use the proceeds from the 2018 Bonds to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport. The proceeds from the 2018 Bonds are recorded in cash restricted for airport construction on the balance sheet. Additional information about the construction project at the LaGuardia Airport is included in Note 9, "Airport Redevelopment."

We are required to pay debt service on the 2018 Bonds through payments under loan agreements with NYTDC, and we have guaranteed the 2018 Bonds.

Financial Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2018.

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2018:

(in millions)
Unsecured Revolving Credit Facility	$2,650
Other revolving credit facilities	380
Total availability under revolving credit facilities	$3,030

During February 2019, we drew $750 million from our unsecured Revolving Credit Facility for general corporate purposes.

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2018:

(in millions)	Total Debt	Amortization of Debt (Discount) Premium and Debt Issuance Cost, net
2019	$1,441	$(22)
2020	2,048	2
2021	1,019	7
2022	1,676	11
2023	929	9
Thereafter	2,195	53
Total	$9,308	$60	$9,368

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

	December 31,
(in millions)	2018	2017
Total debt at par value	$9,308	$8,539
Unamortized premium (discount) and debt issuance cost, net	60	(99)
Net carrying amount	$9,368	$8,440
Fair value	$9,400	$8,700

NOTE 8. LEASES

During the December 2018 quarter, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2018. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We have recast previously reported 2018 interim periods under the new lease standard as shown in Note 18, "Quarterly Financial Data." We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. We do not separate lease and nonlease components of contracts, except for regional aircraft and information technology ("IT") assets as discussed below.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Some of our aircraft lease agreements include provisions for residual value guarantees. These provisions primarily relate to our regional aircraft and the amounts are not significant. We do not have other forms of variable interests with the lessor of our leased assets, other than at New York-JFK, as discussed in Note 9, "Airport Redevelopment," in which we are not the primary beneficiary. As a result, we have not consolidated any of our lessors.

Aircraft

Including aircraft operated by our regional carriers, we lease 376 aircraft, of which 50 are under finance leases and 326 are operating leases. Our aircraft leases generally have long durations with remaining terms of one month to 13 years. Aircraft finance leases continue to be reported on our balance sheet, while operating leases were added to the balance sheet in 2018 with the adoption of the new standard.

In addition, we have regional aircraft leases that are embedded within our capacity purchase agreements and included in the right-of-use ("ROU") asset and lease liability. We allocated the consideration in each capacity purchase agreement to the lease and nonlease components based on their relative standalone value. Lease components of these agreements consist of 172 aircraft as of December 31, 2018 and nonlease components primarily consist of flight operations, in-flight and maintenance services. We determined our best estimate of the standalone value of the individual components by considering observable information including rates paid by our wholly owned subsidiary, Endeavor Air, Inc., and rates published by independent valuation firms. See Note 11, "Commitments and Contingencies," for additional information about our capacity purchase agreements.

With the adoption, we evaluated whether leased aircraft asset groups within our fleet are impaired under the new standard. The regional fleet flown by our wholly-owned subsidiary, Endeavor, is primarily under operating leases. Within Endeavor’s CRJ-200 fleet, we had 43 aircraft that were parked on a temporary basis as of our January 1, 2018 adoption date, but were not identified as permanently retired as the aircraft may be utilized to address network needs in the future. We determined that the CRJ-200 fleet operated by Endeavor was impaired due to insufficient future cash flows projected for the fleet. The fair value of the CRJ-200 fleet based on market lease rates was less than the contractual lease rates and, therefore, we recorded a transition adjustment that reduced equity by $284 million (net of tax). The transition adjustment reflects the difference in fair value compared to the basis of the ROU asset and reduced post-adoption lease expense by $75 million for 2018.

Airport Facilities

Our facility leases are primarily for space at approximately 300 airports around the world that we serve. These leases are classified as operating leases and reflect our use of airport terminals, office space, cargo warehouses and maintenance facilities. We generally lease this space from government agencies that control the use of the airport. The remaining lease terms vary from one month to 32 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheet as a ROU asset and lease liability.

Some airport facilities have fixed payment schedules, the most significant of which are New York-LaGuardia and New York-JFK. For those airport leases, we have recorded a ROU asset and lease liability representing the fixed component of the lease payment. See Note 9, "Airport Redevelopment," for more information on our significant airport redevelopment projects.

Other Ground Property and Equipment

We lease certain IT assets (including servers, mainframes, etc.), ground support equipment (including tugs, tractors, fuel trucks and de-icers), and various other equipment. The remaining lease terms range from one month to eight years. Certain leased IT assets are embedded within various service agreements. The lease components included in those agreements are included in the ROU asset and lease liability, and the amounts are not significant.

Lease Position as of December 31, 2018

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

(in millions)	Classification on the Balance Sheet	December 31, 2018
Assets
Operating lease assets	Operating lease right-of-use assets	$5,994
Finance lease assets	Property and equipment, net	490
Total lease assets		$6,484

Liabilities
Current
Operating	Current maturities of operating leases	$955
Finance	Current maturities of long-term debt and finance leases	109
Noncurrent
Operating	Noncurrent operating leases	5,801
Finance	Long-term debt and finance leases	294
Total lease liabilities		$7,159

Weighted-average remaining lease term
Operating leases		12 years
Finance leases		7 years
Weighted-average discount rate
Operating leases(1)		3.69%
Finance leases		5.23%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2018.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases during 2018.

Year Ended
(in millions)	December 31, 2018
Finance lease cost
Amortization of leased assets	$100
Interest of lease liabilities	22
Operating lease cost(1)	994
Short-term lease cost(1)	458
Variable lease cost(1)	1,427
Total lease cost	$3,001

(1)	Expenses are classified within aircraft rent, landing fees and other rents and regional carriers expense, excluding fuel on the income statement.
$150 million, $18 million and $48 million of the operating, short-term and variable lease costs, respectively, are attributable to our regional carriers.

Other Information

The table below presents supplemental cash flow information related to leases during 2018.

Year Ended
(in millions)	December 31, 2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,271
Operating cash flows for finance leases	22
Financing cash flows for finance leases	108

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
2019	$1,172	$127
2020	1,000	89
2021	819	75
2022	692	33
2023	654	27
Thereafter	4,200	111
Total minimum lease payments	8,537	462
Less: amount of lease payments representing interest	(1,781)	(59)
Present value of future minimum lease payments	6,756	403
Less: current obligations under leases	(955)	(109)
Long-term lease obligations	$5,801	$294

As of December 31, 2018 we have additional leases that have not yet commenced of $189 million. These leases will commence between 2019 and 2020 with lease terms of 1 year to 17 years.

NOTE 9. AIRPORT REDEVELOPMENT

New York-JFK Airport Redevelopment

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

We managed the project and bore the construction risk, including cost overruns. We previously accounted for this project by recording an asset for project costs (e.g., design, permitting, labor and other general construction costs), regardless of funding source, and a construction obligation equal to project costs funded by parties other than us. Our rental payments reduced the construction obligation and resulted in the recording of interest expense, calculated using the effective interest method. At December 31, 2017, we recorded $691 million as property and equipment and $744 million as the related construction obligation. Upon adoption of the new lease standard, these amounts were derecognized and we recorded a transition adjustment that increased equity by $40 million (net of tax). Following derecognition of these assets and liabilities, we recognized a ROU asset and lease liability representing the fixed component of the lease payments.

We have an equity method investment in the entity which owns IAT, our sublessor at Terminal 4. The Sublease requires us to pay certain fixed management fees. We determined the investment is a variable interest entity and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease, with respect to management of Terminal 4, are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate in our Consolidated Financial Statements the entity in which we are invested.

Los Angeles International Airport ("LAX")

During 2016, we executed a modified lease agreement with Los Angeles World Airports ("LAWA"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX by 2023. Based on the lease agreement, we are designing and managing the construction of the initial investment of $350 million to renovate gate areas, support space and other amenities for passengers, to upgrade the baggage handling systems in the terminals and to facilitate the relocation of those airlines located in Terminals 2 and 3 to Terminals 5 and 6 and Tom Bradley International Terminal ("TBIT"). The relocation was completed during 2017. We are also designing and managing the construction of an expansion of the project, which is expected to cost an additional $1.5 billion, of which $1.3 billion has been approved by LAWA. The expanded project will include (1) redevelopment of Terminal 3 and enhancement of Terminal 2, (2) rebuilding the ticketing and arrival halls and security checkpoint, (3) construction of infrastructure for the planned airport people mover, (4) ramp improvements and (5) construction of a secure connector to the north side of TBIT.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility will be repaid with the proceeds from LAWA’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we spent approximately $208 million on this project during 2018.

New York-LaGuardia Airport

As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 30 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion with Delta bearing the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we spent approximately $304 million on this project during 2018. See Note 7, "Long-Term Debt," for additional information on the debt issuance related to this redevelopment project.

NOTE 10. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate. We have no minimum funding requirements in 2019, but we plan to voluntarily contribute approximately $500 million to these plans.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were $926 million, $875 million and $733 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. We have generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents and (2) a group of retirees who retired prior to 1987. Benefits under these plans are funded from current assets and employee contributions. During 2018, we remeasured our postretirement obligation to reflect a curtailment of our postretirement healthcare plans.

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of death and/or disability.

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2018	2017	2018	2017
Benefit obligation at beginning of period	$21,696	$20,859	$3,504	$3,379
Service cost	—	—	85	87
Interest cost	781	853	126	138
Actuarial (gain) loss	(1,560)	1,068	(142)	183
Benefits paid, including lump sums and annuities	(1,093)	(1,075)	(306)	(311)
Participant contributions	—	—	26	28
Curtailment	—	—	(68)	—
Settlements	(15)	(9)	—	—
Benefit obligation at end of period(1)	$19,809	$21,696	$3,225	$3,504

Fair value of plan assets at beginning of period	$14,744	$10,301	$866	$784
Actual (loss) gain on plan assets	(700)	1,966	(72)	138
Employer contributions	523	3,561	152	254
Participant contributions	—	—	26	28
Benefits paid, including lump sums and annuities	(1,093)	(1,075)	(335)	(338)
Settlements	(15)	(9)	—	—
Fair value of plan assets at end of period	$13,459	$14,744	$637	$866

Funded status at end of period	$(6,350)	$(6,952)	$(2,588)	$(2,638)

(1)	At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2018, net actuarial gains decreased our benefit obligation due to the increase in discount rates, while in 2017 our obligations increased due to the actuarial losses from a decrease in discount rates. These gains and losses are recorded in AOCI and reflected in the table below.

A net actuarial loss of $320 million will be amortized from AOCI into net periodic benefit cost in 2019. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2018	2017	2018	2017
Current liabilities	$(27)	$(32)	$(123)	$(121)
Noncurrent liabilities	(6,323)	(6,920)	(2,465)	(2,517)
Total liabilities	$(6,350)	$(6,952)	$(2,588)	$(2,638)

Net actuarial loss	$(8,682)	$(8,495)	$(613)	$(651)
Prior service credit	—	—	47	56
Total accumulated other comprehensive loss, pre-tax	$(8,682)	$(8,495)	$(566)	$(595)

Net Periodic (Benefit) Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$85	$87	$68
Interest cost	781	853	917	126	138	147
Expected return on plan assets	(1,318)	(1,143)	(902)	(67)	(69)	(74)
Amortization of prior service credit	—	—	—	(24)	(26)	(26)
Recognized net actuarial loss	267	262	233	36	32	24
Settlements	4	3	3	—	—	—
Curtailment	—	—	—	(53)	—	—
Net periodic (benefit) cost(1)	$(266)	$(25)	$251	$103	$162	$139

(1)	See Note 1, "Summary of Significant Accounting Policies," for discussion on ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715)."

Service cost is recorded in salaries and related costs in the income statement while other components are recorded within miscellaneous under non-operating expense.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)	2018	2017
Weighted average discount rate	4.33%	3.69%

	Year Ended December 31,
Net Periodic Cost(1)	2018	2017	2016
Weighted average discount rate - pension benefit	3.69%	4.14%	4.57%
Weighted average discount rate - other postretirement benefit	3.69%	4.19%	4.53%
Weighted average discount rate - other postemployment benefit	3.65%	4.14%	4.50%
Weighted average expected long-term rate of return on plan assets	8.97%	8.96%	8.94%
Assumed healthcare cost trend rate for the next year(2)	6.75%	7.00%	6.50%

(1)	Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment obligation.

(2)	Healthcare cost trend rate is assumed to decline gradually to 5.00% by 2026 and remain unchanged thereafter.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our expected long-term rate of return on assets for net periodic pension benefit cost for the year ended December 31, 2018 was 8.97%.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the plan benefit obligation for these plans would have the following effects:

(in millions)	1% Increase	1% (Decrease)
Increase (decrease) in total service and interest cost	$1	$(2)
Increase (decrease) in the accumulated plan benefit obligation	9	(29)

Life Expectancy. Changes in life expectancy may significantly change our benefit obligations and future expense. We use the Society of Actuaries ("SOA") published mortality data, other publicly available information and our own perspective of future longevity to develop our best estimate of life expectancy. The SOA publishes updated mortality tables for U.S. plans and updated improvement scales. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

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

The following table summarizes the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2019	$1,187	$295
2020	1,197	302
2021	1,218	303
2022	1,238	301
2023	1,252	298
2024-2028	6,380	1,418

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans' long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivatives. Our investment strategies target a mix of 30-50% growth-seeking assets, 25-35% income-generating assets and 30-40% risk-diversifying assets. Risk diversifying assets include hedged mandates implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and are used to improve the impact of active management on the plans.

Benefit Plan Assets Measured at Fair Value on a Recurring Basis

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the balance sheets. See Note 3, "Fair Value," for a description of the levels within the fair value hierarchy and associated valuation techniques used to measure fair value. The following table shows our benefit plan assets by asset class.

	December 31, 2018			December 31, 2017			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equities and equity-related instruments	$400	$100	$500	$2,033	$13	$2,046	(a)
Delta common stock	675	—	675	801	—	801	(a)
Cash equivalents	312	708	1,020	735	697	1,432	(a)
Fixed income and fixed income-related instruments	233	2,157	2,390	17	3,648	3,665	(a)(b)
Benefit plan assets	$1,620	$2,965	$4,585	$3,586	$4,358	$7,944

Investments measured at net asset value ("NAV")(1)			9,136			7,378
Total benefit plan assets			$13,721			$15,322

(1)	Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

Equities and Equity-Related Instruments. These investments include common stock and equity-related instruments. Common stock is valued at the closing price reported on the active market on which the individual securities are traded. Equity-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

Delta Common Stock. In both 2017 and 2016, we contributed $350 million of Delta common stock as a portion of the employer contribution to certain of our defined benefit pension plans. The Delta common stock investment is managed by an independent fiduciary.

Cash Equivalents. These investments primarily consist of high-quality, short-term obligations that are a part of institutional money market mutual funds that are valued using current market quotations or an appropriate substitute that reflects current market conditions.

Fixed Income and Fixed Income-Related Instruments. These investments include corporate bonds, government bonds, collateralized mortgage obligations and other asset-backed securities, and are generally valued at the bid price or the average of the bid and ask price. Prices are based on pricing models, quoted prices of securities with similar characteristics, or broker quotes. Fixed income-related instruments include investments in securities traded on exchanges, including listed futures and options, which are valued at the last reported sale prices on the last business day of the year, or if not available, the last reported bid prices. Over-the-counter securities are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes.

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

	December 31, 2018			December 31, 2017
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Hedge funds and hedge fund-related strategies	$5,264	(4)	2-180 Days	$4,768	(4)	2-120 Days
Commingled funds, private equity and private equity-related instruments(5)	1,591	(4)	2-30 Days	1,375	(1) (3)	10-30 Days
Fixed income and fixed income-related instruments(5)	769	(2)	15-90 Days	311	(2)	3-15 Days
Real assets(5)	807	(3)	N/A	924	(3)	N/A
Other	705	(1) (2)	2-90 Days	—	(1)	30 Days
Total investments measured at NAV	$9,136			$7,378

(1)	Monthly

(2)	Semi-monthly

(3)	Semi-annually and annually

(4)	Various. Includes funds with weekly, monthly, semi-monthly, quarterly and custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.

(5)
Unfunded commitments were $490 million for commingled funds, private equity and private equity-related instruments, $256 million for fixed income and fixed income-related instruments, and $227 million for real assets at December 31, 2018.

Hedge Funds and Hedge Fund-Related Strategies. These investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist. Investments in these strategies are typically valued monthly by third-party administrators or valuation agents with an annual audit performed by an independent third party.

Commingled Funds, Private Equity and Private Equity-Related Instruments. These investments include commingled funds invested in common stock, as well as private equity and private equity-related instruments. Commingled funds are valued based on quoted market prices of the underlying assets owned by the fund. Private equity and private equity-related strategies are typically valued quarterly by the fund managers using valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. There is an annual audit performed by an independent third party.

Fixed Income and Fixed Income-Related Instruments. These investments include commingled funds invested in debt obligations. Commingled funds are valued based on quoted market prices of the underlying assets owned by the fund. Private fixed income strategies are typically valued monthly or quarterly by the fund managers or third-party valuation agents using valuation models where one or more of significant inputs into the model cannot be observed and which require the development of assumptions. There is an annual audit performed by an independent third party.

Real Assets. These investments include real estate, energy, timberland, agriculture and infrastructure. The valuation of real assets requires significant judgment due to the absence of quoted market prices as well as the inherent lack of liquidity and the long-term nature of these assets. Real assets are typically valued quarterly by the fund managers using valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions. There is an annual audit performed by an independent third party.

Other. Primarily includes globally-diversified, risk-managed commingled funds consisting mainly of equity, fixed income and commodity exposures. Investments in these strategies are typically valued monthly by third-party administrators or valuation agents with an annual audit performed by an independent third party.

On an annual basis we assess the potential for adjustments to the fair value of all investments. Certain of our investments valued using NAV as a practical expedient have a lag in the availability of data. This primarily applies to private equity, private equity-related strategies and real assets. We solicit valuation updates from the investment fund managers and use their information and corroborating data from public markets to determine any needed fair value adjustments.

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For the years ended December 31, 2018, 2017 and 2016, we recorded expenses of $1.3 billion, $1.1 billion and $1.1 billion under the profit sharing program, respectively.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but for 2016 and the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $16.2 billion at December 31, 2018:

(in millions)	Total
2019	$3,290
2020	3,130
2021	3,190
2022	2,760
2023	1,850
Thereafter	1,940
Total	$16,160

Our future aircraft purchase commitments included the following aircraft at December 31, 2018:

Aircraft Type	Purchase Commitments
A220-100	36
A220-300	50
A321-200	62
A321-200neo	100
A330-900neo	35
A350-900	14
B-737-900ER	18
CRJ-900	15
Total	330

During 2018, we entered into the following purchase agreements, which are included in the table above:

•
In June 2018, we signed an agreement with Bombardier Commercial Aircraft to purchase 20 CRJ-900 aircraft. These aircraft will be operated by SkyWest Airlines, Inc., and will replace older dual-class aircraft that they own or lease. The new aircraft will be delivered through 2020.

•	In November 2018, we expanded our purchase commitment for A330-900neo aircraft from 25 to 35 and deferred the delivery of the final ten A350-900 purchase commitments.

•
In December 2018, we increased our A220 purchase commitment by 15 to a total of 90 aircraft, composed of 40 A220-100s and 50 A220-300s. The first four A220-100 deliveries were received during the December 2018 quarter and deliveries will continue through 2020. The A220-300 deliveries will begin during 2020.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring from 2019 to 2029.

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

(in millions)	Amount(1)
2019	$1,505
2020	1,344
2021	951
2022	872
2023	769
Thereafter	2,862
Total	$8,303

(1)	These amounts exclude contract carrier payments accounted for as operating leases of aircraft, which are described in Note 8, "Leases."

Revenue Proration Agreement. As of December 31, 2018, a portion of our contract carrier agreement with SkyWest Airlines, Inc. is structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2018 or 2017.

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

Employees Under Collective Bargaining Agreements

At December 31, 2018, we had approximately 89,000 full-time equivalent employees. Approximately 19% of these employees were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	13,203	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)(1)	432	PAFCA	March 31, 2018
Endeavor Air Pilots	1,976	ALPA	January 1, 2024
Endeavor Air Flight Attendants(1)	1,307	AFA	December 31, 2018
Endeavor Air Dispatchers(1)	60	PAFCA	December 31, 2018

(1)	We are in discussions with representatives of these employee groups regarding terms of amendable collective bargaining agreements.

In addition to the domestic airline employee groups discussed above, 196 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2019. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self help upon the expiration of the agreement.

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

NOTE 12. INCOME TAXES

Income Tax Provision

Our income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current tax (provision) benefit:
Federal	$187	$(4)	$—
State and local	(26)	5	(28)
International	(13)	(54)	(12)
Deferred tax provision:
Federal	(1,226)	(2,093)	(1,990)
State and local	(138)	(149)	(128)
Income tax provision	$(1,216)	$(2,295)	$(2,158)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5	1.8	1.8
Foreign tax rate differential	0.1	(2.2)	(2.1)
Tax Cuts and Jobs Act adjustment	(0.5)	7.2	—
Other	0.5	—	(0.7)
Effective income tax rate	23.6%	41.8%	34.0%

Following the enactment of the Tax Cuts and Jobs Act of 2017 ("2017 tax reform"), we recorded a provisional tax expense estimate of $395 million resulting in a 7.2% increase in our effective tax rate during 2017. The provisional estimate included recognition of tax expense related to certain of our undistributed foreign earnings and tax expense to decrease our federal net deferred tax asset to a 21% statutory tax rate. During 2018 we recognized a $26 million benefit resulting in a 0.5% reduction to our 2018 effective tax rate after finalizing the impact of the 2017 tax reform.

As a result of the 2017 tax reform, we assessed tax on $522 million of foreign earnings which would have been indefinitely reinvested outside the United States and therefore not taxable prior to the 2017 tax reform. At December 31, 2018, we had a basis difference in our investments in foreign subsidiaries of $160 million which is considered to be indefinitely reinvested.

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$674	$1,297
Pension, postretirement and other benefits	2,435	2,544
Alternative minimum tax credit carryforward	189	379
Deferred revenue	1,620	1,416
Operating lease liabilities	1,579	—
Other	357	728
Valuation allowance	(13)	(15)
Total deferred tax assets	$6,841	$6,349
Deferred tax liabilities:
Depreciation	$4,185	$3,847
Operating lease right-of-use assets	1,388	—
Intangible assets	1,052	1,043
Other	137	105
Total deferred tax liabilities	$6,762	$4,995

Net deferred tax assets(1)	$79	$1,354

(1)
At December 31, 2018, the net deferred tax assets of $79 million included $242 million of net state deferred tax assets, which are recorded in deferred income taxes, net, and $163 million of net federal deferred tax liabilities, which are recorded in other noncurrent liabilities.

At December 31, 2018, we had $189 million of federal alternative minimum tax credit carryforwards. As a result of the Tax Cuts and Jobs Act of 2017, this credit becomes refundable to us if not used by 2021. We have $2.2 billion of federal pre-tax net operating loss carryforwards, which will not begin to expire until 2027.

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations (the "Income Tax Allocation"). The 2017 tax reform reduced the statutory tax rate in the U.S. from 35% to 21% during the prior year. GAAP requires that the tax expense related to tax law changes be recognized in current earnings, even when a portion of the related deferred tax asset originated through amounts recognized in AOCI. As a result, $688 million of income tax expense remains in AOCI, primarily related to pension obligations, and will not be recognized in net income until the pension obligations are fully extinguished, which will not occur for approximately 25 years.

Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2018, 2017, 2016 and 2015 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost per share held in treasury was $24.14 and $21.19 as of December 31, 2018 and 2017, respectively.

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2018, there were 27 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense, including awards payable in common stock or cash, is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $159 million, $169 million and $154 million for the years ended December 31, 2018, 2017 and 2016, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2018, unrecognized costs related to unvested shares and stock options totaled $81 million. We expect substantially all unvested awards to vest and recognize forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2018, there were 2.4 million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2018, there were 2.5 million outstanding stock option awards with a weighted average exercise price of $48.99 and 616,000 were exercisable.

Performance Awards. Performance awards are long-term incentive opportunities, which are payable in common stock or cash, and are generally contingent upon our achieving certain financial goals.

Other. During 2018 and 2017, we recognized $7 million and $21 million, respectively, of excess tax benefits in our income tax provision.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2016 (net of tax effect of $1,222)	$(7,354)	$151	$(72)	$(7,275)
Changes in value (net of tax effect of $293)	(482)	(13)	36	(459)
Reclassifications into earnings (net of tax effect of $57)(1)	122	(24)	—	98
Balance at December 31, 2016 (net of tax effect of $1,458)	(7,714)	114	(36)	(7,636)
Changes in value (net of tax effect of $32)	(264)	(23)	150	(137)
Reclassifications into earnings (net of tax effect of $90)(1)	166	(6)	(8)	152
Balance at December 31, 2017 (net of tax effect of $1,400)	(7,812)	85	106	(7,621)
Changes in value (net of tax effect of $88)	(294)	7	—	(287)
Reclassifications into retained earnings (net of tax effect of $61)(2)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $57)(1)	181	8	—	189
Balance at December 31, 2018 (net of tax effect of $1,492)	$(7,925)	$100	$—	$(7,825)

(1)
Amounts reclassified from AOCI for pension and other benefits liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous and in passenger revenue, respectively, in the income statement. The 2017 reclassification into earnings for available-for-sale investments relates to our investment in Grupo Aeroméxico and the related conversion to accounting under the equity method. The reclassification of the unrealized gain was recorded to non-operating expense in our income statement.

(2)
The reclassification into retained earnings relates to our investments in GOL, China Eastern and other previously designated available-for-sale investments, and the related conversion to accounting for changes in fair value of these investments from AOCI to the income statement. See Note 1, "Summary of Significant Accounting Policies," for more information.

(3)
Includes $688 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.

NOTE 15. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Refinery Segment

In 2012, our wholly owned subsidiaries, Monroe Energy, LLC, and MIPC, LLC (collectively, "Monroe"), acquired the Trainer oil refinery and related assets located near Philadelphia, Pennsylvania, as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel. The acquisition included pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2018, 2017 and 2016 was $3.6 billion, $3.2 billion and $2.7 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2018
Operating revenue:	$43,890	$5,458			$44,438
Sales to airline segment			$(962)	(1)
Exchanged products			(3,596)	(2)
Sales of refined products			(352)	(3)
Operating income	5,206	58			5,264
Interest expense (income), net	334	(23)			311
Depreciation and amortization	2,262	67			2,329
Total assets, end of period	58,561	1,705			60,266
Capital expenditures	5,005	163			5,168
Year Ended December 31, 2017
Operating revenue:	$40,636	$5,039			$41,138
Sales to airline segment			$(886)	(1)
Exchanged products			(3,240)	(2)
Sales of refined products			(411)	(3)
Operating income	5,856	110			5,966
Interest expense (income), net	403	(7)			396
Depreciation and amortization	2,175	47			2,222
Total assets, end of period	51,544	2,127			53,671
Capital expenditures	3,743	148			3,891
Year Ended December 31, 2016
Operating revenue:	$39,217	$3,843			$39,450
Sales to airline segment			$(695)	(1)
Exchanged products			(2,658)	(2)
Sales of refined products			(257)	(3)
Operating income (loss)(4)	7,121	(125)			6,996
Interest expense, net	386	2			388
Depreciation and amortization	1,846	40			1,886
Total assets, end of period	50,519	1,331			51,850
Capital expenditures	3,270	121			3,391

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

Geographic Information

See Note 2, "Revenue Recognition," for information on revenues by geographic region.

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

NOTE 16. RESTRUCTURING

The following table shows the balances and activity for restructuring charges:

(in millions)	2018	2017	2016
Liability at beginning of period	$237	$333	$467
Reclassified to lease liability	(195)	—	—
Payments	(5)	(103)	(144)
Additional expenses and other	1	7	10
Liability at end of period	$38	$237	$333

Restructuring charges in 2017 and 2016 primarily include remaining lease payments for permanently grounded aircraft related to domestic and Pacific fleet restructurings. The domestic fleet restructuring involves replacing a portion of our 50-seat regional fleet with more efficient and customer preferred aircraft and replacing older, less cost effective B-757-200 aircraft with B-737-900ER aircraft. The Pacific fleet restructuring resulted in the 2017 retirement of the B-747-400 fleet, which is being replaced with smaller-gauge, widebody aircraft to better match capacity with demand.

As a result of the implementation of the new lease accounting standard, $195 million of the lease restructuring liability related to aircraft and certain airport facilities was reclassified at adoption on January 1, 2018 to current and noncurrent operating lease liabilities. The remaining balance in the restructuring liability at December 31, 2018 is primarily related to certain airport facilities with variable rates.

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

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Net income	$3,935	$3,205	$4,195

Basic weighted average shares outstanding	691	720	751
Dilutive effect of share-based awards	3	3	4
Diluted weighted average shares outstanding	694	723	755

Basic earnings per share	$5.69	$4.45	$5.59
Diluted earnings per share	$5.67	$4.43	$5.55

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

We recast certain 2018 quarterly amounts to conform with the adoption of the lease standard effective January 1, 2018.

As recast for lease accounting standard	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2018
Operating revenue	$9,968	$11,775	$11,953	$10,742
Operating income	844	1,684	1,645	1,090
Net income	557	1,036	1,322	1,019
Basic earnings per share	$0.79	$1.49	$1.93	$1.50
Diluted earnings per share	$0.79	$1.49	$1.92	$1.49

As previously reported	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30
2018
Operating revenue	$9,968	$11,775	$11,953
Operating income	840	1,680	1,642
Net income	547	1,025	1,312
Basic earnings per share	$0.78	$1.47	$1.91
Diluted earnings per share	$0.77	$1.47	$1.91

As disclosed in our 2018 Form 10-Qs, we recast certain 2017 quarterly amounts to conform with the adoption of the revenue recognition and retirement benefits standards.

	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2017
Operating revenue	$9,101	$10,747	$11,061	$10,229
Operating income	999	1,982	1,823	1,162
Net income	561	1,186	1,159	299
Basic earnings per share	$0.77	$1.63	$1.62	$0.42
Diluted earnings per share	$0.77	$1.62	$1.61	$0.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2018 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

Except as set forth below, during the three months ended December 31, 2018, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended December 31, 2018, we implemented a new lease accounting system and process in response to the adoption of ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2018. These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting were evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of 2018.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2018. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings "Governance Matters," "Proposal 1 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed with the Commission related to our 2019 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2018.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	4,085,690	$29.45	27,412,528
Equity compensation plans not approved by securities holders	—	—	—
Total	4,085,690	$29.45	27,412,528

(1)	Includes a maximum of 1,630,020 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2018.

(2)	Includes performance share awards, which do not have exercise prices. The weighted average exercise price of options is $48.99.

(3)
Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 2,399,369 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements

(2). The schedule required by this item is included in Notes 12 and 16 to the Consolidated Financial Statements. All other financial statement schedules are not required or are inapplicable and therefore have been omitted.

(3). Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.10 through 10.22.

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

3.1(a)	Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)	Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2	Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on February 8, 2019).*

Delta is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1
Credit Agreement, dated as of April 19, 2018, among Delta Air Lines, Inc., as Borrower and The Lenders and JP Morgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, BNP Paribas, Citigroup Global Markets Inc., Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Syndication Agents, and JP Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas, Citigroup Global Markets Inc., Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and Natixis, New York Branch, as Joint Lead Arrangers and Joint Bookrunners (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.2
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.3
Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.4(a)
Supplemental Agreement No. 13 to Purchase Agreement Number 2022, dated August 24, 2011, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 13") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.4(b)
Supplemental Agreement No. 17 to Purchase Agreement Number 2022, dated December 16, 2015, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737NG Aircraft ("Supplemental Agreement 17") (Filed as Exhibit 10.6(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.4(c)
Supplemental Agreement No. 20 to Purchase Agreement Number 2022, dated March 30, 2017, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737NG Aircraft ("Supplemental Agreement No. 20") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*/**

10.4(d)	Letter Agreements, dated March 30, 2017, relating to Supplemental Agreement No. 20 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*/**

10.5(a)	Letter Agreements, dated August 24, 2011, relating to Supplemental Agreement 13 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.5(b)	Letter Agreements, dated December 16, 2015, relating to Supplemental Agreement 17 (Filed as Exhibit 10.7(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.6(a)
Aircraft General Terms Agreement, dated October 21, 1997, between The Boeing Company and Delta Air Lines, Inc. (Filed as Exhibit 10.6 to Delta's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).*/**

10.6(b)
Letter Agreement, dated August 24, 2011, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 13 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*/**

10.6(c)
Letter Agreement, dated December 16, 2015, relating to Revisions to Aircraft General Terms Agreement dated October 21, 1997 and Supplemental Agreement 17 (Filed as Exhibit 10.8(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2015).*/**

10.7(a)
Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*/**

10.7(b)
Amendment No. 3, dated May 10, 2017, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 3”) (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.7(c)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 3 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.7(d)
Amendment No. 8, dated as of October 30, 2018, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 8”).**

10.7(e)	Letter Agreements, dated as of October 30, 2018, relating to Amendment No. 8.**

10.8(a)
Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S. and Delta Air Lines, Inc., as amended through April 29, 2016 (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*/**

10.8(b)
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

10.9
Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.10 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*/**

10.10	Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.11
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.12	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.11 to Delta's Annual Report on Form 10-K for the year ended December 31, 2016).*

10.13(a) Delta Air Lines, Inc. 2016 Long-Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended December 31, 2015).*

10.13(b) First Amendment to the Delta Air Lines, Inc. 2016 Long Term Incentive Program (Filed as Exhibit 10.15(b) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.13(c) Model Award Agreement for the Delta Air Lines, Inc. 2016 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.14(a)	Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10-K for the year ended December 31, 2016).*

10.14(b)	First Amendment to the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*

10.14(c) Second Amendment to the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.16(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.14(d)	Model Award Agreement for the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.15(a)	Delta Air Lines, Inc. 2018 Long-Term Incentive Program (Filed as Exhibit 10.17 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.15(b)	Model Award Agreement for the Delta Air Lines, Inc. 2018 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.16	Delta Air Lines, Inc. 2019 Long-Term Incentive Program.

10.17	Delta Air Lines, Inc. 2018 Management Incentive Plan (Filed as Exhibit 10.19 to Delta's Annual Report on Form 10-K for the year ended December 31, 2017).*

10.18	Delta Air Lines, Inc. 2019 Management Incentive Plan.

10.19
Letter Agreement dated as of June 11, 2008 between counsel for and on behalf of Mickey P. Foret and Aviation Consultants, LLC, and counsel for and on behalf of Northwest Airlines, Inc. (Filed as Exhibit 10.22 to Delta's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.20	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.21	Terms of 2017 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.4 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*

10.22	Terms of 2018 Restricted Stock Award for Non-Employee Directors (filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Incorporated by reference.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2019.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of February, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ Craig M. Meynard	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Craig M. Meynard

/s/ Francis S. Blake	Chairman of the Board
Francis S. Blake

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ Ashton B. Carter	Director
Ashton B. Carter

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Michael P. Huerta	Director
Michael P. Huerta

/s/ Jeanne P. Jackson	Director
Jeanne P. Jackson

/s/ George N. Mattson	Director
George N. Mattson

/s/ Douglas R. Ralph	Director
Douglas R. Ralph

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ Kathy N. Waller	Director
Kathy N. Waller