Form 10-Q
period 2019-03-31
DELTA AIR LINES INC /DE/
filed 2019-04-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-5424
DELTA AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-0218548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 20706
Atlanta, Georgia	30320-6001
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (404) 715-2600

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common Stock, par value $0.0001 per share	New York Stock Exchange	DAL
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2019:
Common Stock, $0.0001 par value - 654,996,477 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2019, the related condensed consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Delta Air Lines, Inc. as of December 31, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 10, 2019

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,910	$1,565
Accounts receivable, net of an allowance for uncollectible accounts of $14 and $12 at March 31, 2019 and December 31, 2018, respectively	3,154	2,314
Fuel inventory	601	592
Expendable parts and supplies inventories, net of an allowance for obsolescence of $97 and $102 at March 31, 2019 and December 31, 2018, respectively	470	463
Prepaid expenses and other	1,061	1,406
Total current assets	7,196	6,340

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $16,401 and $15,823 at March 31, 2019 and December 31, 2018, respectively	29,139	28,335
Operating lease right-of-use assets	6,036	5,994
Goodwill	9,781	9,781
Identifiable intangibles, net of accumulated amortization of $865 and $862 at March 31, 2019 and December 31, 2018, respectively	4,827	4,830
Cash restricted for airport construction	1,018	1,136
Other noncurrent assets	3,844	3,850
Total noncurrent assets	54,645	53,926
Total assets	$61,841	$60,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$3,055	$1,518
Current maturities of operating leases	941	955
Air traffic liability	6,600	4,661
Accounts payable	3,214	2,976
Accrued salaries and related benefits	2,037	3,287
Loyalty program deferred revenue	3,013	2,989
Fuel card obligation	1,066	1,075
Other accrued liabilities	1,397	1,117
Total current liabilities	21,323	18,578

Noncurrent Liabilities:
Long-term debt and finance leases	7,710	8,253
Pension, postretirement and related benefits	9,086	9,163
Loyalty program deferred revenue	3,611	3,652
Noncurrent operating leases	5,805	5,801
Other noncurrent liabilities	1,395	1,132
Total noncurrent liabilities	27,607	28,001

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 663,896,862 and 688,136,306 shares issued at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,254	11,671
Retained earnings	9,656	10,039
Accumulated other comprehensive loss	(7,766)	(7,825)
Treasury stock, at cost, 8,900,385 and 8,191,831 shares at March 31, 2019 and December 31, 2018, respectively	(233)	(198)
Total stockholders' equity	12,911	13,687
Total liabilities and stockholders' equity	$61,841	$60,266

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Operating Revenue:
Passenger	$9,254	$8,765
Cargo	192	202
Other	1,026	1,001
Total operating revenue	10,472	9,968

Operating Expense:
Salaries and related costs	2,639	2,584
Aircraft fuel and related taxes	1,978	1,856
Regional carriers expense, excluding fuel	893	838
Contracted services	632	544
Depreciation and amortization	615	603
Aircraft maintenance materials and outside repairs	476	435
Passenger commissions and other selling expenses	427	427
Landing fees and other rents	419	389
Ancillary businesses and refinery	351	493
Passenger service	271	263
Profit sharing	220	188
Aircraft rent	102	94
Other	429	410
Total operating expense	9,452	9,124

Operating Income	1,020	844

Non-Operating Expense:
Interest expense, net	(83)	(92)
Unrealized gain on investments, net	100	18
Miscellaneous, net	(91)	(38)
Total non-operating expense, net	(74)	(112)

Income Before Income Taxes	946	732

Income Tax Provision	(216)	(175)

Net Income	$730	$557

Basic Earnings Per Share	$1.10	$0.79
Diluted Earnings Per Share	$1.09	$0.79
Cash Dividends Declared Per Share	$0.35	$0.31

Comprehensive Income	$789	$603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net Cash Provided by Operating Activities	$1,951	$1,372

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,059)	(991)
Ground property and equipment, including technology	(301)	(274)
Purchase of short-term investments	—	(63)
Redemption of short-term investments	206	363
Other, net	49	38
Net cash used in investing activities	(1,105)	(927)

Cash Flows from Financing Activities:
Payments on long-term debt and finance lease obligations	(1,285)	(244)
Repurchase of common stock	(1,325)	(325)
Cash dividends	(233)	(217)
Proceeds from short-term obligations	1,750	—
Proceeds from long-term obligations	500	—
Other, net	(16)	(30)
Net cash used in financing activities	(609)	(816)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	237	(371)
Cash, cash equivalents and restricted cash at beginning of period	2,748	1,853
Cash, cash equivalents and restricted cash at end of period	$2,985	$1,482

Non-Cash Transactions:
Flight and ground equipment acquired under operating leases	$274	$361
Flight and ground equipment acquired under finance leases	3	26

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:
	March 31,
(in millions)	2019	2018
Current assets:
Cash and cash equivalents	$1,910	$1,447
Restricted cash included in prepaid expenses and other	57	35
Noncurrent assets:
Cash restricted for airport construction	1,018	—
Total cash, cash equivalents and restricted cash	$2,985	$1,482

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2018	688	$—	$11,671	$10,039	$(7,825)	8	$(198)	$13,687
Net income	—	—	—	730	—	—	—	730
Dividends declared	—	—	—	(232)	—	—	—	(232)
Other comprehensive income	—	—	—	—	59	—	—	59
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $49.75(1) per share)	2	—	27	—	—	1	(35)	(8)
Stock options exercised	—	—	—	—	—	—	—	—
Stock purchased and retired	(26)	—	(444)	(881)	—	—	—	(1,325)
Balance at March 31, 2019	664	$—	$11,254	$9,656	$(7,766)	9	$(233)	$12,911

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2017	715	$—	$12,053	$8,256	$(7,621)	7	$(158)	$12,530
Net income	—	—	—	557	—	—	—	557
Change in accounting principle and other	—	—	—	(139)	(106)	—	—	(245)
Dividends declared	—	—	—	(216)	—	—	—	(216)
Other comprehensive income	—	—	—	—	46	—	—	46
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $55.08(1) per share)	1	—	10	—	—	1	(36)	(26)
Stock options exercised	1	—	1	—	—	—	—	1
Stock purchased and retired	(6)	—	(97)	(228)	—	—	—	(325)
Balance at March 31, 2018	711	$—	$11,967	$8,230	$(7,681)	8	$(194)	$12,322

(1)	Weighted average price per share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2018.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2019 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Comprehensive Income. In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) ("AOCI") to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 with the election not to reclassify $1.2 billion of stranded tax effects related to our pension plans from AOCI to retained earnings.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended March 31,
(in millions)	2019	2018
Ticket	$7,988	$7,653
Loyalty travel awards	692	618
Travel-related services	574	494
Total passenger revenue	$9,254	$8,765

We recognized approximately $2.7 billion in passenger revenue during the three months ended March 31, 2019 that was recorded in our air traffic liability balance at December 31, 2018. We expect the remaining balance of the December 31, 2018 liability to be recognized by the end of 2019.

Other Revenue

	Three Months Ended March 31,
(in millions)	2019	2018
Loyalty program	$474	$347
Ancillary businesses and refinery	369	521
Miscellaneous	183	133
Total other revenue	$1,026	$1,001

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and ticket price. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards. During the three months ended March 31, 2019 and 2018, total cash sales from marketing agreements related to our loyalty program were $980 million and $841 million, respectively, which are allocated to travel and other performance obligations.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the loyalty program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determined our best estimate of the selling prices by considering a discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value ("ETV") for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the March quarter. The new agreements increase the value we receive and extend the terms to 2029. The products and services delivered are consistent with previous agreements, and we continue to use the accounting method that allocates the consideration received based on the relative selling prices of those products and services.

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

Current Activity of the Loyalty Program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty liability and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

(in millions)	2019	2018
Balance at January 1	$6,641	$6,321
Mileage credits earned	720	731
Travel mileage credits redeemed	(692)	(618)
Non-travel mileage credits redeemed	(45)	(40)
Balance at March 31	$6,624	$6,394

The timing of mileage redemptions can vary widely; however, the majority of new miles are redeemed within two years.

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Condensed Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following table:

	Passenger Revenue		Operating Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2019	2018	2019	2018
Domestic	$6,713	$6,282	$7,487	$7,111
Atlantic	1,103	1,070	1,316	1,253
Latin America	855	830	964	917
Pacific	583	583	705	687
Total	$9,254	$8,765	$10,472	$9,968

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2019	Level 1	Level 2
Cash equivalents	$1,508	$1,508	$—
Restricted cash equivalents	1,075	1,075	—
Long-term investments	1,174	970	204
Hedge derivatives, net
Fuel hedge contracts	7	1	6
Interest rate contracts	24	—	24
Foreign currency exchange contracts	8	—	8

(in millions)	December 31, 2018	Level 1	Level 2
Cash equivalents	$1,222	$1,222	$—
Restricted cash equivalents	1,183	1,183	—
Short-term investments
U.S. government and agency securities	50	45	5
Asset- and mortgage-backed securities	36	—	36
Corporate obligations	90	—	90
Other fixed income securities	27	—	27
Long-term investments	1,084	880	204
Hedge derivatives, net
Fuel hedge contracts	15	20	(5)
Interest rate contracts	1	—	1
Foreign currency exchange contracts	(3)	—	(3)

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance a portion of the construction costs for the new terminal facilities at the LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments were based on a market approach using industry standard valuation techniques that incorporated observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security or other observable information and were recorded in prepaid expenses and other on the Consolidated Balance Sheet ("balance sheet").

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and are recorded in other noncurrent assets on our balance sheet. See Note 4, "Investments," for further information on our equity investments.

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

NOTE 4. INVESTMENTS

Long-Term Investments

We have developed strategic relationships with a number of airlines and airline services companies through equity investments and other forms of cooperation and support. Our equity investments reinforce our commitment to strategic relationships, which improve our coordination with these companies and enable our customers to seamlessly connect to more destinations while enjoying a consistent, high-quality travel experience.

During the three months ended March 31, 2019, we recorded a gain on our strategic investments of $100 million, which was recorded in unrealized gain on investments in our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") under non-operating expense. This gain was driven by changes in stock prices and foreign currency fluctuations.

Equity Method Investments

We account for our investments in Aeroméxico, Virgin Atlantic and the parent company of DAL Global Services, LLC ("DGS") under the equity method of accounting. Our portion of Aeroméxico's and Virgin Atlantic's financial results are recorded in miscellaneous in our income statement under non-operating expense, and our portion of DGS's financial results are recorded in contracted services in our income statement as this entity is integral to the operations of our business. If an equity method investment experiences a loss in fair value that is determined to be other than temporary, we will reduce our basis in the investment to fair value and record the loss in unrealized gain/(loss) on investments.

•
Aeroméxico. Our non-controlling investment in Grupo Aeroméxico, the parent company of Aeroméxico, is accounted for under the equity method because Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to 49%. However, due to Aeroméxico's share repurchase program, our equity stake in Grupo Aeroméxico has increased to 51%. The investment is recorded at $864 million as of March 31, 2019.

•	Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, which is recorded at $356 million as of March 31, 2019.

•
DGS. We have a non-controlling 49% equity stake in the parent company of DGS, which is recorded at $111 million as of March 31, 2019. The parent company of DGS is a subsidiary of Argenbright Holdings, LLC that provides aviation-related, ground support equipment maintenance and professional security services.

Fair Value Investments

We account for the following investments at fair value with adjustments to fair value recognized in unrealized gain on investments within non-operating expense in our income statement.

•	Air France-KLM. We own 9% of the outstanding shares of Air France-KLM, which are recorded at $422 million as of March 31, 2019.

•
GOL. We own 9% of the outstanding capital stock of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), through ownership of its preferred shares. Our ownership stake is recorded at $217 million as of March 31, 2019.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our balance sheet as of March 31, 2019.

•	China Eastern. We own a 3% equity interest in China Eastern, which is recorded at $331 million as of March 31, 2019.

•	Alclear Holdings, LLC ("CLEAR"). We own a 7% equity interest in CLEAR.

•	Republic Airways. We own a 17% equity interest in Republic Airways Holdings Inc.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we enter into derivative contracts and adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our balance sheet.

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

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue and expense denominated in foreign currencies with our primary exposures being the Japanese yen and the Euro. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts. Our Japanese yen foreign currency exchange contracts are designated as cash flow hedges with gains or losses on the derivatives recorded in passenger revenue in the income statement in the same period in which the hedged transaction affects earnings.

Hedge Position as of March 31, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,883	U.S. dollars	April 2028	$1	$28	$(2)	$(3)	$24
Foreign currency exchange contracts	4,328	Japanese yen	November 2019	1	—	—	—	1
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	10	—	—	(3)	7
Fuel hedge contracts	195	gallons - crude oil and refined products	December 2019	51	—	(44)	—	7
Total derivative contracts				$63	$28	$(46)	$(6)	$39

Hedge Position as of December 31, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,893	U.S. dollars	April 2028	$—	$8	$(7)	$—	$1
Foreign currency exchange contracts	6,934	Japanese yen	November 2019	1	—	—	—	1
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	13	—	—	(17)	(4)
Fuel hedge contracts	219	gallons - crude oil and refined products	December 2019	30	—	(15)	—	15
Total derivative contracts				$44	$8	$(22)	$(17)	$13

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current maturities of long-term debt and finance leases	$(16)	$(11)	$1	$7
Long-term debt and finance leases	$(1,878)	$(1,870)	$(25)	$(8)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
March 31, 2019
Net derivative contracts	$21	$28	$(5)	$(5)	$39
December 31, 2018
Net derivative contracts	$35	$—	$(13)	$(9)	$13

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts are as follows:

	Gains/(Losses) Reclassified from AOCI to Earnings(1)		Gains/(Losses) Recognized in Other Comprehensive Income
(in millions)	2019	2018	2019	2018
Three Months Ended March 31,
Foreign currency exchange contracts	$—	$(4)	$1	$1

(1)	Earnings on our foreign currency exchange contracts are recorded in passenger revenue in the income statement.

Not Designated Hedge Gains (Losses)

Gains (losses) related to our cross currency swap and fuel contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in millions)		2019	2018
Three Months Ended March 31,
Foreign currency exchange contracts	Unrealized gain on investments, net	$11	$(16)
Fuel hedge contracts	Aircraft fuel and related taxes	(54)	2
Total		$(43)	$(14)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings.

NOTE 6. DEBT

The following table summarizes our debt:

	Maturity			Interest Rate(s)(1) Per Annum at			March 31,	December 31,
(in millions)	Dates			March 31, 2019			2019	2018
2019 Unsecured Term Loan	February 2020			3.39%	variable		$700	$—
Financing arrangements secured by aircraft:
Certificates(2)	2019	to	2027	3.20%	to	8.02%	2,276	1,837
Notes(2)	2019	to	2025	2.91%	to	6.46%	1,646	1,787
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Unsecured notes	2020	to	2028	2.60%	to	4.38%	4,050	4,050
Other financings(2)(3)	2019	to	2030	3.49%	to	8.75%	252	251
2018 Unsecured Revolving Credit Facility	2021	to	2023	undrawn	variable		—	—
Other revolving credit facilities	2019	to	2021	undrawn	variable		—	—
Total secured and unsecured debt							10,307	9,308
Unamortized premium and debt issue cost, net							82	60
Total debt							10,389	9,368
Less: current maturities							(2,954)	(1,409)
Total long-term debt							$7,435	$7,959

(1)
Certain aircraft and other financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

(2)	Due in installments.

(3)	Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

2019 Unsecured Term Loan

In February 2019, we entered into a $1 billion term loan issued by two lenders and subsequently repaid $300 million in March 2019. This loan, which is unsecured, bears interest at a variable rate equal to LIBOR plus a specified margin and is due in February 2020. We used the net proceeds of the term loan to accelerate planned 2019 repurchases under our share repurchase program.

2019-1 EETC

In March 2019, we completed a $500 million offering of Pass Through Certificates, Series 2019-1 ("2019-1 EETC") through a pass through trust. This amount is included in Certificates in the table above. The details of the 2019-1 EETC, which is secured by 14 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2019-1 Class AA Certificates	$425	3.204%	March 2019	April 2024
2019-1 Class A Certificates	75	3.404%	March 2019	April 2024
Total	$500

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of March 31, 2019:

(in millions)
2018 Unsecured Revolving Credit Facility	$2,650
Other revolving credit facilities	389
Total availability under revolving credit facilities	$3,039

In February 2019, we drew $750 million from our 2018 Unsecured Revolving Credit Facility for general corporate purposes, which was fully repaid in March 2019.
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

(in millions)	March 31, 2019	December 31, 2018
Total debt at par value	$10,307	$9,308
Unamortized premium and debt issue cost, net	82	60
Net carrying amount	$10,389	$9,368

Fair value	$10,600	$9,400

Covenants

We were in compliance with the covenants in our financings at March 31, 2019.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2019	2018	2019	2018
Three Months Ended March 31,
Service cost	$—	$—	$21	$21
Interest cost	208	195	34	32
Expected return on plan assets	(297)	(329)	(12)	(17)
Amortization of prior service credit	—	—	(2)	(7)
Recognized net actuarial loss	73	66	9	10
Net periodic (benefit) cost	$(16)	$(68)	$50	$39

Service cost is recorded in salaries and related costs in the income statement while all other components are recorded within miscellaneous under non-operating expense.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments, which enable our fleet transformation and goal of replacing 25% of our mainline fleet by 2023, totaled $15.1 billion at March 31, 2019:

(in millions)	Total
Nine months ending December 31, 2019	$2,110
2020	3,140
2021	3,260
2022	2,790
2023	1,850
Thereafter	1,940
Total	$15,090

Our future aircraft purchase commitments included the following aircraft at March 31, 2019:

Aircraft Type	Purchase Commitments
A220-100	31
A220-300	50
A321-200	53
A321-200neo	100
A330-900neo	35
A350-900	12
B-737-900ER	9
CRJ-900	12
Total	302

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust matters and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements.

Other Contingencies

General Indemnifications

We are the lessee under many commercial real estate leases. It is common in these transactions for us, as the lessee, to agree to indemnify the lessor and the lessor's related parties for tort, environmental and other liabilities that arise out of or relate to our use or occupancy of the leased premises. This type of indemnity would typically make us responsible to indemnified parties for liabilities arising out of the conduct of, among others, contractors, licensees and invitees at, or in connection with, the use or occupancy of the leased premises. This indemnity often extends to related liabilities arising from the negligence of the indemnified parties but usually excludes any liabilities caused by either their sole or gross negligence or their willful misconduct.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefit Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2019 (net of tax effect of $1,492)	$(7,925)	$100	$—	$(7,825)
Changes in value (net of tax effect of $1)	—	(2)	—	(2)
Reclassifications into earnings (net of tax effect of $19)(1)	60	1	—	61
Balance at March 31, 2019 (net of tax effect of $1,474)	$(7,865)	$99	$—	$(7,766)

Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $2)	—	(7)	—	(7)
Reclassifications into retained earnings (net of tax effect of $61)(2)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $15)(1)	51	2	—	53
Balance at March 31, 2018 (net of tax effect of $1,448)	$(7,761)	$80	$—	$(7,681)

(1)
Amounts reclassified from AOCI for pension and other benefit liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous and in passenger revenue, respectively, in the income statement.

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

NOTE 10. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2019 and 2018 was $732 million and $876 million, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2019
Operating revenue:	$10,424	$1,283			$10,472
Sales to airline segment			$(271)	(1)
Exchanged products			(732)	(2)
Sales of refined products			(232)	(3)
Operating income (loss)	1,054	(34)	—		1,020
Interest expense (income), net	92	(9)	—		83
Depreciation and amortization	592	23	—		615
Total assets, end of period	60,343	1,498	—		61,841
Capital expenditures	1,350	10	—		1,360

Three Months Ended March 31, 2018
Operating revenue:	$9,755	$1,491			$9,968
Sales to airline segment			$(262)	(1)
Exchanged products			(876)	(2)
Sales of refined products			(140)	(3)
Operating income	800	44	—		844
Interest expense (income), net	97	(5)	—		92
Depreciation and amortization	588	15	—		603
Total assets, end of period	56,929	2,039	—		58,968
Capital expenditures	1,250	15	—		1,265

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

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net income	$730	$557

Basic weighted average shares outstanding	665	704
Dilutive effect of share-based awards	2	2
Diluted weighted average shares outstanding	667	706

Basic earnings per share	$1.10	$0.79
Diluted earnings per share	$1.09	$0.79

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 2019 Quarter Financial Highlights

Our pre-tax income for the March 2019 quarter was $946 million, representing a $214 million increase compared to the corresponding prior year quarter primarily resulting from improvements across our business, including a 7.8% percent increase in premium product ticket revenue, and our amended agreements with American Express. These increases were partially offset by higher fuel expense. Pre-tax income, adjusted (a non-GAAP financial measure) was $832 million, an increase of $149 million compared to the corresponding prior year period. Adjustments for the March 2019 quarter were primarily related to unrealized gains on our equity investments.

Revenue. Compared to the March 2018 quarter, our operating revenue increased $504 million, or 5.1%, primarily from growth in all components of passenger revenue with premium product ticket revenue driving nearly half of the improvement, and an increase in other revenue from our amended agreements with American Express. The improvement in operating revenue, partially offset by 5.0% higher capacity, generated a 0.1% increase in total revenue per available seat mile ("TRASM") and a 2.4% increase in TRASM, adjusted (a non-GAAP financial measure) compared to the March 2018 quarter.

Operating Expense. Total operating expense increased $328 million, or 3.6%. Our consolidated operating cost per available seat mile ("CASM") decreased 1.4% to 15.14 cents compared to the March 2018 quarter, primarily due to strong cost controls and higher capacity, which were partially offset by higher fuel expense. The increase in fuel expense primarily resulted from a 3% increase in consumption and reduced profitability at our refinery. Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) decreased 0.2% to 11.06 cents compared to the March 2018 quarter.

Non-Operating Results. Total non-operating expense was $74 million in the March 2019 quarter, $38 million lower than the March 2018 quarter, primarily due to an increase in unrealized gains on our equity investments, partially offset by lower pension income.

The non-GAAP financial measures for pre-tax income, adjusted, TRASM, adjusted, and CASM-Ex, used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended March 31, 2019 and 2018

Operating Revenue

	Three Months Ended March 31,			Increase (Decrease)		% Increase (Decrease)
(in millions)	2019		2018
Ticket - Main cabin	$4,721		$4,622	$99		2.1%
Ticket - Business cabin and premium products	3,267		3,031	236		7.8%
Loyalty travel awards	692		618	74		12.0%
Travel-related services	574		494	80		16.2%
Total passenger revenue	$9,254		$8,765	$489		5.6%
Cargo	192		202	(10)		(4.9)%
Other	1,026		1,001	25		2.5%
Total operating revenue	$10,472		$9,968	$504		5.1%

TRASM (cents)	16.78	¢	16.77 ¢	0.01	¢	0.1%
Third-party refinery sales(1)	(0.08)		(0.36)	0.28		NM
DGS sale adjustment(1)	—		(0.10)	0.10		NM
TRASM, adjusted (cents)	16.70	¢	16.31 ¢	0.39	¢	2.4%

(1)	For additional information on adjustments to TRASM, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $335 million and $74 million, respectively, compared to the March 2018 quarter, consistent with the discussion of passenger revenue by geographic region below. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in ticket revenue primarily results from an increased number of premium seats resulting from new aircraft deliveries, the continued expansion of our Branded Fares products and strength in business demand.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2018
(in millions)	Three Months Ended March 31, 2019	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$6,713	6.9%	5.9%	5.9%	0.9%	0.9%	0.1	pts
Atlantic	1,103	3.0%	5.5%	5.8%	(2.3)%	(2.6)%	(0.2)	pts
Latin America	855	3.0%	0.1%	0.5%	2.9%	2.4%	(0.3)	pts
Pacific	583	—%	1.6%	2.9%	(1.5)%	(2.8)%	(1.1)	pts
Total	$9,254	5.6%	4.8%	5.0%	0.8%	0.6%	(0.2)	pts

Passenger revenue increased $489 million, or 5.6%, compared to the March 2018 quarter. Passenger revenue per available seat mile ("PRASM") increased 0.6%, and passenger mile yield increased 0.8% on 5.0% higher capacity. Load factor decreased 0.2 pts from the prior year quarter to 82.7%.

Unit revenue of the domestic region increased 0.9%, resulting from our commercial initiatives, including our premium products, and strong business demand.

Passenger revenue related to our international regions increased 2.3% year-over-year on capacity increases in all regions, which were partially offset by the negative impact of foreign currency fluctuations.

In the Atlantic, unit revenue decreased due to foreign currency fluctuations between the U.S. dollar and the Euro and British pound and increased capacity in the region as we invested in new routes to our hubs in Amsterdam and Paris. Growth in premium product demand partially mitigated the unit revenue decrease.

Unit revenue increased in Latin America for the second consecutive quarter as a result of yield growth, mainly in Mexico and the Caribbean. Our joint cooperation agreement with Aeroméxico continues to generate revenue growth in both the beach and business markets of Mexico, while the Caribbean continues to rebound from the 2017 hurricanes.

Unit revenue decreased in the Pacific region primarily due to foreign currency fluctuations and challenging fare environments. Our joint venture with Korean Air continues to provide benefits as Korea was the strongest performing market in the region during the quarter.

Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Loyalty program	$474	$347	$127	36.6%
Ancillary businesses and refinery	369	521	(152)	(29.2)%
Miscellaneous	183	133	50	37.6%
Total other revenue	$1,026	$1,001	$25	2.5%

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in mileage credits sold, including redemption of mileage credits for non-travel awards.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the March quarter. The new agreements increase the value we receive and extend the terms to 2029. Under the agreements, we sell mileage credits to American Express and allow American Express to market its services or products using our brand and customer database. The products and services sold with the mileage credits (such as award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand) are consistent with previous agreements. We continue to use the accounting method that allocates the consideration received based on the relative selling prices of those products and services.

With the amended agreements, the relative value of the brand component has increased, resulting in an additional $130 million primarily within other revenue during the March 2019 quarter. Including this amount, we expect the amended agreements to generate incremental revenues of approximately $500 million during 2019.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $164 million compared to the March 2018 quarter. March 2018 quarter results also included $60 million of revenue from DGS, which was sold in December 2018 and is no longer reflected in ancillary businesses and refinery. These decreases were partially offset by growth in our Maintenance, Repair and Overhaul ("MRO") revenues, which increased $64 million to $228 million during the March 2019 quarter.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Salaries and related costs	$2,639	$2,584	$55	2.1%
Aircraft fuel and related taxes	1,978	1,856	122	6.6%
Regional carriers expense, excluding fuel	893	838	55	6.6%
Contracted services	632	544	88	16.2%
Depreciation and amortization	615	603	12	2.0%
Aircraft maintenance materials and outside repairs	476	435	41	9.4%
Passenger commissions and other selling expenses	427	427	—	—%
Landing fees and other rents	419	389	30	7.7%
Ancillary businesses and refinery	351	493	(142)	(28.8)%
Passenger service	271	263	8	3.0%
Profit sharing	220	188	32	17.0%
Aircraft rent	102	94	8	8.5%
Other	429	410	19	4.6%
Total operating expense	$9,452	$9,124	$328	3.6%

Aircraft Fuel and Related Taxes. Fuel expense increased $122 million compared to the prior year quarter primarily due to a 3% increase in consumption and reduced profitability at our refinery, which were partially offset by an approximately 2% decrease in the market price per gallon of fuel.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended March 31,		Change	Three Months Ended March 31,		Change
(in millions, except per gallon data)	2019	2018		2019	2018
Fuel purchase cost(1)	$1,936	$1,927	$9	$2.01	$2.06	$(0.05)
Fuel hedge impact	8	(27)	35	0.01	(0.03)	0.04
Refinery segment impact	34	(44)	78	0.04	(0.05)	0.09
Total fuel expense	$1,978	$1,856	$122	$2.06	$1.98	$0.08
MTM adjustments and settlements(2)	(8)	27	(35)	(0.01)	0.03	(0.04)
Total fuel expense, adjusted	$1,970	$1,883	$87	$2.05	$2.01	$0.04

(1)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(2)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For the reason fuel expense is adjusted for MTM adjustments and settlements, see "Supplemental Information" below.

Contracted Services. The increase in contracted services expense predominantly relates to services performed by DGS that were recorded in salaries and related costs prior to the sale of that business in December 2018.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations. The increase in aircraft maintenance materials and outside repairs expense primarily relates to an increase in maintenance activity in order to enhance service reliability of certain aircraft.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $164 million compared to the March 2018 quarter. In addition, costs related to services performed by DGS on behalf of third parties were recorded in ancillary businesses and refinery prior to the sale of that business in December 2018.

Non-Operating Results	Three Months Ended March 31,
(in millions)	2019	2018	Favorable (Unfavorable)
Interest expense, net	$(83)	$(92)	$9
Unrealized gain on investments, net	100	18	82
Miscellaneous, net	(91)	(38)	(53)
Total non-operating expense, net	$(74)	$(112)	$38

Interest expense decreased compared to the prior year period as a result of lower interest rates on our debt, despite an increase in total debt.

Unrealized gain on investments reflects the unrealized gains on our equity investments in GOL, China Eastern and Air France-KLM.

Miscellaneous is primarily composed of our proportionate share of earnings from our equity investments in Virgin Atlantic and Grupo Aeroméxico, pension-related benefits/costs, charitable contributions and foreign exchange gains/losses. Our equity investment earnings and foreign exchange gains/losses vary and impact the comparability of miscellaneous from period to period.

Income Taxes

We project that our annual effective tax rate for 2019 will be between 23% and 24%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 200,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel and thus lowers our cost of jet fuel compared to what it otherwise would be.

The refinery recorded operating revenue of $1.3 billion in the three months ended March 31, 2019, compared to $1.5 billion in the three months ended March 31, 2018. Operating revenue in the three months ended March 31, 2019 was primarily composed of $732 million of non-jet fuel products exchanged with third parties to procure jet fuel, $271 million of sales of jet fuel to the airline segment and $232 million of non-jet fuel product sales. Refinery revenues decreased compared to the prior year period due to lower costs of crude oil leading to lower pricing for associated refined products and lower refinery run rates.

The refinery recorded an operating loss of $34 million in the three months ended March 31, 2019 compared to operating income of $44 million in three months ended March 31, 2018.

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

For more information regarding the refinery's results, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended March 31,					% Increase (Decrease)
Consolidated(1)	2019		2018
Revenue passenger miles (in millions)	51,617		49,276			4.8%
Available seat miles (in millions)	62,416		59,453			5.0%
Passenger mile yield	17.93	¢	17.79	¢		0.8%
PRASM	14.83	¢	14.74	¢		0.6%
TRASM	16.78	¢	16.77	¢		0.1%
TRASM, adjusted(2)	16.70	¢	16.31	¢		2.4%
CASM	15.14	¢	15.35	¢		(1.4)%
CASM-Ex(2)	11.06	¢	11.08	¢		(0.2)%
Passenger load factor	82.7%		82.9%		(0.2)	pts
Fuel gallons consumed (in millions)	962		936			2.8%
Average price per fuel gallon(3)	$2.06		$1.98			4.0%
Average price per fuel gallon, adjusted(3)(4)	$2.05		$2.01			1.8%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three months ended March 31, 2019 and 2018.

Fleet Information

As part of our fleet transformation, during the quarter we took delivery of 25 mainline aircraft and 3 CRJ-900 aircraft, and removed 11 aircraft from our active fleet. Our operating aircraft fleet and commitments at March 31, 2019 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	16	72	91	17.5	—	—
B-737-700	10	—	—	10	10.2	—	—
B-737-800	73	4	—	77	17.5	—	—
B-737-900ER	80	—	41	121	2.8	9	—
B-757-200	91	7	2	100	21.6	—	—
B-757-300	16	—	—	16	16.1	—	—
B-767-300	2	—	—	2	25.7	—	—
B-767-300ER	55	1	—	56	22.8	—	—
B-767-400ER	21	—	—	21	18.2	—	—
B-777-200ER	8	—	—	8	19.3	—	—
B-777-200LR	10	—	—	10	10.0	—	—
A220-100	9	—	—	9	0.2	31	50
A220-300	—	—	—	—	—	50	—
A319-100	55	—	2	57	17.1	—	—
A320-200	55	3	4	62	23.6	—	—
A321-200	43	—	31	74	1.3	53	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	14.0	—	—
A330-300	28	—	3	31	10.2	—	—
A330-900neo	—	—	—	—	—	35	—
A350-900	13	—	—	13	1.1	12	—
MD-88	67	12	—	79	28.3	—	—
MD-90	37	—	—	37	22.0	—	—
Total	687	43	155	885	15.6	290	150

(1)	Excludes certain aircraft we own, lease or have committed to purchase (including 12 CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at March 31, 2019:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	3	109	—	—	154
SkyWest Airlines, Inc.	77	18	44	—	49	188
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airways, Inc.	—	—	—	21	16	37
GoJet Airlines, LLC	—	22	7	—	—	29
Total	119	43	160	21	101	444

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, restricted cash equivalents and financing arrangements. As of March 31, 2019, we had $4.9 billion in unrestricted liquidity, consisting of $1.9 billion in cash and cash equivalents and $3.0 billion in available revolving credit facilities. During the three months ended March 31, 2019, we used existing cash, cash received from financings and cash generated from operations to fund capital expenditures of $1.4 billion and return $1.6 billion to shareholders.

Sources of Liquidity
Operating Activities

We generated positive cash flows from operations of $2.0 billion and $1.4 billion in the three months ended March 31, 2019 and 2018, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2019.

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

Fuel. Fuel expense represented approximately 21% of our total operating expenses for the three months ended March 31, 2019. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We have no minimum funding requirements in 2019. However, we voluntarily contributed $250 million to our qualified defined benefit pension plans during April 2019, and we plan to voluntarily contribute an additional $250 million in July 2019. During the three months ended March 31, 2018, we contributed $500 million to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the three months ended March 31, 2019, we accrued $220 million in profit sharing expense based on the year-to-date performance and current expectations for 2019 profit.

We paid $1.3 billion in profit sharing in February 2019 related to our 2018 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $1.4 billion and $1.3 billion for the three months ended March 31, 2019 and 2018, respectively. Our capital expenditures during the three months ended March 31, 2019 were primarily related to the purchases of A350-900, A321-200, B-737-900ER, A220-100 and CRJ-900 aircraft, advanced deposit payments on future aircraft order commitments and enhancing the cabins on our domestic fleet.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of certain aircraft. Our expected 2019 investments of $4.7 billion will be primarily for (1) aircraft, including deliveries of A321-200s, A220-100s, B-737-900ERs, A330-900neos, A350-900s and CRJ-900s, along with advance deposit payments for these and A321-200neos and A220-300s as well as (2) aircraft modifications, the majority of which relate to enhancing the cabins on our domestic fleet.

Los Angeles International Airport ("LAX") Construction. During 2016, we executed a modified lease agreement with the City of Los Angeles ("the City"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX by 2023. Under the lease agreement, we have relocated certain airlines and other tenants located in Terminals 2 and 3 to Terminals 5 and 6 and undertaken various initial projects to enable operations from Terminals 2 and 3 during the project. We are now designing and constructing the redevelopment of Terminal 3 and enhancement of Terminal 2, which also includes rebuild of the ticketing and arrival halls and security checkpoint, construction of core infrastructure to support the City's planned airport people mover, ramp improvements and construction of a secure connector to the north side of the Tom Bradley International Terminal.

Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.6 billion to purchase completed project assets. The lease allows for a maximum reimbursement by the City of $1.8 billion. Costs we incur in excess of such a maximum will not be reimbursed by the City.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility will be repaid with the proceeds from the City’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we expect to spend approximately $230 million on this project during 2019, of which $49 million was incurred in the three months ended March 31, 2019.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we expect to spend approximately $530 million on this project during 2019, of which $134 million was incurred in the three months ended March 31, 2019.

Financing Activities

Debt and Finance Leases. In February 2019, we entered into a $1 billion term loan issued by two lenders and subsequently repaid $300 million in March 2019. This loan, which is unsecured, bears interest at a variable rate equal to LIBOR plus a specified margin and is due in February 2020. We used the net proceeds of the term loan to accelerate planned 2019 repurchases under our share repurchase program.

In March 2019, we completed a $500 million offering of Pass Through Certificates, Series 2019-1 ("2019-1 EETC") through a pass through trust. The net proceeds of the offering are being used for general corporate purposes, including to refinance debt maturing during 2019.

The principal amount of debt and finance leases was $10.7 billion at March 31, 2019.

Capital Return to Shareholders. During the three months ended March 31, 2019, we repurchased and retired 26 million shares of our common stock at a cost of $1.3 billion.

In the March 2019 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.35 per share, for total cash dividends of $233 million.

Undrawn Lines of Credit

We have $3.0 billion available in undrawn revolving lines of credit. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Covenants

We were in compliance with the covenants in our financings at March 31, 2019.

Critical Accounting Policies and Estimates

Except as set forth below, for information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and ticket price. Customers can also earn mileage credits through participating companies such as credit card companies, hotels and car rental agencies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the loyalty program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determined our best estimate of the selling prices by considering a discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the March quarter. The new agreements increase the value we receive and extend the terms to 2029. The products and services delivered are consistent with previous agreements, and we continue to use the accounting method that allocates the consideration received based on the relative selling prices of those products and services.

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

Recent Accounting Standards

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within AOCI to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 with the election not to reclassify $1.2 billion of stranded tax effects related to our pension plans from AOCI to retained earnings.

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

Pre-tax income, adjusted

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted (a non-GAAP financial measure). We adjust pre-tax income for mark-to-market ("MTM") adjustments and settlements on fuel hedge contracts, the MTM adjustments recorded by our equity method investees, Virgin Atlantic and Aeroméxico, and unrealized gains/losses on our investments in GOL, China Eastern and Air France-KLM, to determine pre-tax income, adjusted.

•
MTM adjustments and settlements. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the period.

•
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

•	DGS sale adjustment. Because we sold DGS in December 2018, we have excluded the impact of DGS from historical results for better comparability.

	Three Months Ended March 31,
(in millions)	2019	2018
Pre-tax income	$946	$732
Adjusted for:
MTM adjustments and settlements	8	(27)
Equity investment MTM adjustments	(21)	3
Unrealized gain/loss on investments	(100)	(18)
DGS sale adjustment	—	(7)
Pre-tax income, adjusted	$832	$683

TRASM, adjusted

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

•	DGS sale adjustment. We adjust for the DGS sale for the same reason described above under the heading pre-tax income, adjusted.

	Three Months Ended March 31,
	2019		2018
TRASM	16.78	¢	16.77 ¢
Adjusted for:
Third-party refinery sales	(0.08)		(0.36)
DGS sale adjustment	—		(0.10)
TRASM, adjusted	16.70	¢	16.31 ¢

CASM-Ex

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

•
Ancillary businesses and refinery. These expenses include aircraft maintenance we provide to third parties, our vacation wholesale operations and refinery cost of sales to third parties. 2018 results also include staffing services performed by DGS. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these areas to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

	Three Months Ended March 31,
	2019	2018
CASM	15.14 ¢	15.35 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.17)	(3.12)
Ancillary businesses and refinery	(0.56)	(0.83)
Profit sharing	(0.35)	(0.32)
CASM-Ex	11.06 ¢	11.08 ¢

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2019 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2019 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the March 2019 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
January 2019	984,749	$47.84	984,749	$3,050
February 2019	20,504,030	$50.97	20,504,030	$2,050
March 2019	5,430,869	$49.49	5,430,869	$1,775
Total	26,919,648		26,919,648

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Model Award Agreement for the Delta Air Lines, Inc. 2019 Long-Term Incentive Plan

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

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
April 10, 2019