Form 10-Q
period 2019-06-30
DELTA AIR LINES INC /DE/
filed 2019-07-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-5424
DELTA AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-0218548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 20706
Atlanta	,	Georgia	30320-6001
(Address of principal executive offices)			(Zip Code)
Registrant's telephone number, including area code: (404) 715-2600

Title of each class	Name of each exchange on which registered	Trading Symbol
Common Stock, par value $0.0001 per share	New York Stock Exchange	DAL
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2019:
Common Stock, $0.0001 par value - 650,200,617 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income, and the consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 11, 2019

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,009	$1,565
Accounts receivable, net of an allowance for uncollectible accounts of $14 and $12 at June 30, 2019 and December 31, 2018, respectively	2,844	2,314
Fuel inventory	590	592
Expendable parts and supplies inventories, net of an allowance for obsolescence of $96 and $102 at June 30, 2019 and December 31, 2018, respectively	493	463
Prepaid expenses and other	1,198	1,406
Total current assets	7,134	6,340

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,005 and $15,823 at June 30, 2019 and December 31, 2018, respectively	30,165	28,335
Operating lease right-of-use assets	5,906	5,994
Goodwill	9,781	9,781
Identifiable intangibles, net of accumulated amortization of $868 and $862 at June 30, 2019 and December 31, 2018, respectively	4,824	4,830
Cash restricted for airport construction	893	1,136
Other noncurrent assets	3,815	3,850
Total noncurrent assets	55,384	53,926
Total assets	$62,518	$60,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$2,281	$1,518
Current maturities of operating leases	841	955
Air traffic liability	6,616	4,661
Accounts payable	3,359	2,976
Accrued salaries and related benefits	2,617	3,287
Loyalty program deferred revenue	3,048	2,989
Fuel card obligation	1,067	1,075
Other accrued liabilities	1,335	1,117
Total current liabilities	21,164	18,578

Noncurrent Liabilities:
Long-term debt and finance leases	7,710	8,253
Pension, postretirement and related benefits	8,516	9,163
Loyalty program deferred revenue	3,606	3,652
Noncurrent operating leases	5,539	5,801
Other noncurrent liabilities	2,025	1,132
Total noncurrent liabilities	27,396	28,001

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 659,145,280 and 688,136,306 shares issued at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,201	11,671
Retained earnings	10,686	10,039
Accumulated other comprehensive loss	(7,694)	(7,825)
Treasury stock, at cost, 8,944,663 and 8,191,831 shares at June 30, 2019 and December 31, 2018, respectively	(235)	(198)
Total stockholders' equity	13,958	13,687
Total liabilities and stockholders' equity	$62,518	$60,266

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Operating Revenue:
Passenger	$11,368	$10,546	$20,622	$19,311
Cargo	186	223	378	425
Other	982	1,006	2,008	2,007
Total operating revenue	12,536	11,775	23,008	21,743

Operating Expense:
Salaries and related costs	2,752	2,668	5,391	5,252
Aircraft fuel and related taxes	2,291	2,341	4,269	4,195
Regional carriers expense, excluding fuel	905	863	1,798	1,701
Depreciation and amortization	713	583	1,328	1,186
Contracted services	657	540	1,288	1,084
Passenger commissions and other selling expenses	538	511	965	938
Aircraft maintenance materials and outside repairs	434	427	910	862
Landing fees and other rents	442	425	861	814
Profit sharing	518	404	739	592
Ancillary businesses and refinery	316	494	667	987
Passenger service	322	300	593	563
Aircraft rent	107	97	209	191
Other	413	438	842	850
Total operating expense	10,408	10,091	19,860	19,215

Operating Income	2,128	1,684	3,148	2,528

Non-Operating Expense:
Interest expense, net	(75)	(79)	(158)	(170)
Unrealized gain/(loss) on investments, net	(82)	(238)	18	(220)
Miscellaneous, net	(64)	19	(155)	(19)
Total non-operating expense, net	(221)	(298)	(295)	(409)

Income Before Income Taxes	1,907	1,386	2,853	2,119

Income Tax Provision	(464)	(350)	(680)	(525)

Net Income	$1,443	$1,036	$2,173	$1,594

Basic Earnings Per Share	$2.22	$1.49	$3.30	$2.28
Diluted Earnings Per Share	$2.21	$1.49	$3.29	$2.27
Cash Dividends Declared Per Share	$0.35	$0.31	$0.70	$0.61

Comprehensive Income	$1,515	$1,111	$2,304	$1,609

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Net Cash Provided by Operating Activities	$5,223	$4,270

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,226)	(2,263)
Ground property and equipment, including technology	(694)	(580)
Purchase of short-term investments	—	(118)
Redemption of short-term investments	206	421
Purchase of equity investments	(89)	—
Other, net	132	70
Net cash used in investing activities	(2,671)	(2,470)

Cash Flows from Financing Activities:
Payments on long-term debt and finance lease obligations	(2,450)	(2,093)
Repurchase of common stock	(1,593)	(925)
Cash dividends	(461)	(430)
Proceeds from short-term obligations	1,750	—
Proceeds from long-term obligations	500	3,124
Other, net	(17)	(69)
Net cash used in financing activities	(2,271)	(393)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	281	1,407
Cash, cash equivalents and restricted cash equivalents at beginning of period	2,748	1,853
Cash, cash equivalents and restricted cash equivalents at end of period	$3,029	$3,260

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$357	$576
Operating leases converted to finance leases	189	—
Flight and ground equipment acquired under finance leases	158	33

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2019	2018
Current assets:
Cash and cash equivalents	$2,009	$1,886
Restricted cash included in prepaid expenses and other	127	48
Noncurrent assets:
Cash restricted for airport construction	893	1,326
Total cash, cash equivalents and restricted cash equivalents	$3,029	$3,260

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2018	688	$—	$11,671	$10,039	$(7,825)	8	$(198)	$13,687
Net income	—	—	—	730	—	—	—	730
Dividends declared	—	—	—	(232)	—	—	—	(232)
Other comprehensive income	—	—	—	—	59	—	—	59
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $49.75(1) per share)	2	—	27	—	—	1	(35)	(8)
Stock options exercised	—	—	—	—	—	—	—	—
Stock purchased and retired	(26)	—	(444)	(881)	—	—	—	(1,325)
Balance at March 31, 2019	664	—	11,254	9,656	(7,766)	9	(233)	12,911
Net income	—	—	—	1,443	—	—	—	1,443
Dividends declared	—	—	—	(229)	—	—	—	(229)
Other comprehensive income	—	—	—	—	72	—	—	72
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $55.06(1) per share)	—	—	31	—	—	—	(2)	29
Stock options exercised	—	—	—	—	—	—	—	—
Stock purchased and retired	(5)	—	(84)	(184)	—	—	—	(268)
Balance at June 30, 2019	659	$—	$11,201	$10,686	$(7,694)	9	$(235)	$13,958

(1)	Weighted average price per share.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2017	715	$—	$12,053	$8,256	$(7,621)	7	$(158)	$12,530
Net income	—	—	—	557	—	—	—	557
Change in accounting principle and other	—	—	—	(139)	(106)	—	—	(245)
Dividends declared	—	—	—	(216)	—	—	—	(216)
Other comprehensive income	—	—	—	—	46	—	—	46
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $55.08(1) per share)	1	—	10	—	—	1	(36)	(26)
Stock options exercised	1	—	1	—	—	—	—	1
Stock purchased and retired	(6)	—	(97)	(228)	—	—	—	(325)
Balance at March 31, 2018	711	—	11,967	8,230	(7,681)	8	(194)	12,322
Net income	—	—	—	1,036	—	—	—	1,036
Change in accounting principle and other	—	—	—	(13)	—	—	—	(13)
Dividends declared	—	—	—	(213)	—	—	—	(213)
Other comprehensive income	—	—	—	—	75	—	—	75
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $52.99(1) per share)	—	—	29	—	—	—	(2)	27
Stock options exercised	—	—	—	—	—	—	—	—
Stock purchased and retired	(12)	—	(189)	(411)	—	—	—	(600)
Balance at June 30, 2018	699	$—	$11,807	$8,629	$(7,606)	8	$(196)	$12,634

(1)	Weighted average price per share.
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2019 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Comprehensive Income. In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) ("AOCI") to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 with the election not to reclassify $1.2 billion of stranded tax effects, primarily related to our pension plans, from AOCI to retained earnings.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Ticket	$9,969	$9,308	$17,957	$16,961
Loyalty travel awards	751	680	1,442	1,298
Travel-related services	648	558	1,223	1,052
Total passenger revenue	$11,368	$10,546	$20,622	$19,311

We recognized approximately $3.4 billion in passenger revenue during the six months ended June 30, 2019 that was recorded in our air traffic liability balance at December 31, 2018. We expect the remaining balance of the December 31, 2018 liability to be recognized by the end of 2019.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Loyalty program	$484	$358	$958	$705
Ancillary businesses and refinery	330	522	699	1,042
Miscellaneous	168	126	351	260
Total other revenue	$982	$1,006	$2,008	$2,007

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and ticket price. Customers can also earn mileage credits through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards. During the six months ended June 30, 2019 and 2018, total cash sales from marketing agreements related to our loyalty program were $2.0 billion and $1.7 billion, respectively, which are allocated to travel and other performance obligations.

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

We account for marketing agreements, including those with American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determine our best estimate of the selling prices by considering a discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value ("ETV") for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the current year. The new agreements increase the value we receive and extend the terms to 2029. The products and services delivered are consistent with previous agreements, and we continue to use the accounting method that allocates the consideration received based on the relative selling prices of those products and services.

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

(in millions)	2019	2018
Balance at January 1	$6,641	$6,321
Mileage credits earned	1,542	1,550
Travel mileage credits redeemed	(1,443)	(1,298)
Non-travel mileage credits redeemed	(86)	(82)
Balance at June 30	$6,654	$6,491

The timing of mileage redemptions can vary widely; however, the majority of new miles are redeemed within two years.

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Condensed Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region (as defined by the U.S. Department of Transportation) is summarized in the following tables:

	Passenger Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Domestic	$8,071	$7,416	$14,784	$13,697
Atlantic	1,880	1,771	2,983	2,841
Latin America	760	722	1,615	1,553
Pacific	657	637	1,240	1,220
Total	$11,368	$10,546	$20,622	$19,311

	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Domestic	$8,787	$8,244	$16,274	$15,355
Atlantic	2,136	1,997	3,452	3,250
Latin America	838	791	1,802	1,708
Pacific	775	743	1,480	1,430
Total	$12,536	$11,775	$23,008	$21,743

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2019	Level 1	Level 2
Cash equivalents	$1,648	$1,648	$—
Restricted cash equivalents	1,020	1,020	—
Long-term investments	1,185	980	205
Hedge derivatives, net
Fuel hedge contracts	(4)	(18)	14
Interest rate contracts	62	—	62
Foreign currency exchange contracts	3	—	3

(in millions)	December 31, 2018	Level 1	Level 2
Cash equivalents	$1,222	$1,222	$—
Restricted cash equivalents	1,183	1,183	—
Short-term investments
U.S. government and agency securities	50	45	5
Asset- and mortgage-backed securities	36	—	36
Corporate obligations	90	—	90
Other fixed income securities	27	—	27
Long-term investments	1,084	880	204
Hedge derivatives, net
Fuel hedge contracts	15	20	(5)
Interest rate contracts	1	—	1
Foreign currency exchange contracts	(3)	—	(3)

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

•	Interest Rate Contracts. Our interest rate derivatives are swap contracts, which are valued based on data readily observable in public markets.

•	Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of forward contracts and are valued based on data readily observable in public markets.

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

Equity Method Investments

We account for our investments in Aeroméxico, Virgin Atlantic and AirCo Aviation Services, LLC ("AirCo"), the parent company of DAL Global Services, LLC ("DGS"), under the equity method of accounting. Our portion of Aeroméxico's and Virgin Atlantic's financial results are recorded in miscellaneous, net in our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") under non-operating expense, and our share of AirCo's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business. If an equity method investment experiences a loss in fair value that is determined to be other than temporary, we will reduce our basis in the investment to fair value and record the loss in unrealized gain/(loss) on investments.

•
Aeroméxico. Our non-controlling investment in Grupo Aeroméxico, the parent company of Aeroméxico, is accounted for under the equity method because Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to 49%. However, due to Aeroméxico's share repurchase program, our equity stake in Grupo Aeroméxico has increased to 51%. The investment is recorded at $841 million as of June 30, 2019.

•
Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies. Our investment in these Virgin Atlantic companies is recorded at $365 million as of June 30, 2019.

•
AirCo. We have a non-controlling 49% equity stake in AirCo which is recorded at $111 million as of June 30, 2019. AirCo is a subsidiary of Argenbright Holdings, LLC that provides aviation-related services, ground support equipment maintenance and security.

Fair Value Investments

We account for the following investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments within non-operating expense in our income statement. During the three and six months ended June 30, 2019, we recorded a loss of $82 million and a gain of $18 million, respectively, on our fair value investments. These results were driven by changes in stock prices and foreign currency fluctuations.

•	Air France-KLM. We own 9% of the outstanding shares of Air France-KLM, which are recorded at $361 million as of June 30, 2019.

•
GOL. We own 9% of the outstanding capital stock of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), through ownership of its preferred shares. Our ownership stake is recorded at $279 million as of June 30, 2019.

Additionally, GOL has a $300 million five-year term loan facility with third parties, which we have guaranteed. Our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our balance sheet as of June 30, 2019.

•	China Eastern. We own a 3% equity interest in China Eastern, which is recorded at $275 million as of June 30, 2019.

•	Korean. During the June 2019 quarter, we acquired 4% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air. This investment is recorded at $66 million as of June 30, 2019.

•	Alclear Holdings, LLC ("CLEAR"). We own a 7% equity interest in CLEAR.

•	Republic Airways. We own a 17% equity interest in Republic Airways Holdings Inc.

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

Hedge Position as of June 30, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,883	U.S. dollars	April 2028	$8	$59	$(5)	$—	$62
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	13	—	—	(10)	3
Fuel hedge contracts	180	gallons - crude oil and refined products	December 2019	46	—	(50)	—	(4)
Total derivative contracts				$67	$59	$(55)	$(10)	$61

Hedge Position as of December 31, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,893	U.S. dollars	April 2028	$—	$8	$(7)	$—	$1
Foreign currency exchange contracts	6,934	Japanese yen	November 2019	1	—	—	—	1
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	13	—	—	(17)	(4)
Fuel hedge contracts	219	gallons - crude oil and refined products	December 2019	30	—	(15)	—	15
Total derivative contracts				$44	$8	$(22)	$(17)	$13

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current maturities of long-term debt and finance leases	$(21)	$(11)	$(4)	$7
Long-term debt and finance leases	$(1,912)	$(1,870)	$(59)	$(8)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
June 30, 2019
Net derivative contracts	$34	$59	$(22)	$(10)	$61
December 31, 2018
Net derivative contracts	$35	$—	$(13)	$(9)	$13

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts designated as hedges are as follows:

	Gain (Loss) Reclassified from AOCI to Earnings(1)		Gain (Loss) Recognized in Other Comprehensive Income
(in millions)	2019	2018	2019	2018
Three Months Ended June 30,
Foreign currency exchange contracts	$—	$(2)	$(1)	$9
Six Months Ended June 30,
Foreign currency exchange contracts	$1	$3	$—	$—

(1)	Earnings on our designated foreign currency exchange contracts are recorded in passenger revenue in the income statement.

Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in millions)		2019	2018
Three Months Ended June 30,
Foreign currency exchange contracts	Unrealized gain/(loss) on investments, net	$(3)	$22
Fuel hedge contracts	Aircraft fuel and related taxes	19	(94)
Total		$16	$(72)
Six Months Ended June 30,
Foreign currency exchange contracts	Unrealized gain/(loss) on investments, net	$7	$6
Fuel hedge contracts	Aircraft fuel and related taxes	(36)	(92)
Total		$(29)	$(86)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings.

NOTE 6. DEBT

The following table summarizes our debt:

	Maturity			Interest Rate(s)(1) Per Annum at			June 30,	December 31,
(in millions)	Dates			June 30, 2019			2019	2018
Unsecured notes	2020	to	2028	2.60%	to	4.38%	$4,050	$4,050
Financing arrangements secured by aircraft:
Certificates(2)	2019	to	2027	3.20%	to	8.02%	2,031	1,837
Notes(2)	2019	to	2025	2.62%	to	6.37%	1,507	1,787
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(2)(3)	2019	to	2030	3.40%	to	8.75%	200	251
2018 Unsecured Revolving Credit Facility	2021	to	2023	undrawn	variable		—	—
Other revolving credit facilities	2020	to	2021	undrawn	variable		—	—
Total secured and unsecured debt							9,171	9,308
Unamortized premium and debt issue cost, net and other							125	60
Total debt							9,296	9,368
Less: current maturities							(2,087)	(1,409)
Total long-term debt							$7,209	$7,959

(1)
Certain aircraft and other financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

(2)	Due in installments.

(3)	Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

2019 Unsecured Term Loan

In February 2019, we entered into a $1 billion term loan issued by two lenders, which was subsequently repaid by the end of the June 2019 quarter. We used the net proceeds of the term loan to accelerate planned 2019 repurchases under our share repurchase program.

2019-1 EETC

During 2019, we completed a $500 million offering of Pass Through Certificates, Series 2019-1 ("2019-1 EETC") utilizing a pass through trust. This amount is included in Certificates in the table above. The details of the 2019-1 EETC, which is secured by 14 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2019-1 Class AA Certificates	$425	3.204%	March 2019	April 2024
2019-1 Class A Certificates	75	3.404%	March 2019	April 2024
Total	$500

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of June 30, 2019:

(in millions)
2018 Unsecured Revolving Credit Facility	$2,650
Other revolving credit facilities	450
Total availability under revolving credit facilities	$3,100

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

(in millions)	June 30, 2019	December 31, 2018
Total debt at par value	$9,171	$9,308
Unamortized premium and debt issue cost, net and other	125	60
Net carrying amount	$9,296	$9,368

Fair value	$9,600	$9,400

Covenants

We were in compliance with the covenants in our financings at June 30, 2019.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2019	2018	2019	2018
Three Months Ended June 30,
Service cost	$—	$—	$21	$21
Interest cost	208	195	34	32
Expected return on plan assets	(296)	(329)	(12)	(17)
Amortization of prior service credit	—	—	(2)	(7)
Recognized net actuarial loss	72	66	9	10
Settlements	2	4	—	—
Net periodic (benefit) cost	$(14)	$(64)	$50	$39

Six Months Ended June 30,
Service cost	$—	$—	$42	$43
Interest cost	417	390	68	63
Expected return on plan assets	(593)	(659)	(24)	(34)
Amortization of prior service credit	—	—	(5)	(13)
Recognized net actuarial loss	145	134	20	18
Settlements	2	4	—	—
Net periodic (benefit) cost	$(29)	$(131)	$101	$77

Service cost is recorded in salaries and related costs in the income statement while all other components are recorded within miscellaneous under non-operating expense.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments, which enable our fleet transformation, totaled $14.1 billion at June 30, 2019:

(in millions)	Total
Six months ending December 31, 2019	$1,030
2020	3,250
2021	3,250
2022	2,800
2023	1,860
Thereafter	1,930
Total	$14,120

Our future aircraft purchase commitments included the following aircraft at June 30, 2019:

Aircraft Type	Purchase Commitments
A220-100	27
A220-300	50
A321-200	44
A321-200neo	100
A330-900neo	33
A350-900	12
CRJ-900	9
Total	275

MD-90 Fleet Retirement

As part of our ongoing fleet transformation, during the June 2019 quarter we committed to accelerating the retirement of our MD-90 fleet. This fleet will now be retired by the end of 2022, which is approximately two years earlier than previously planned. The decision to permanently retire 31 aircraft resulted in accelerated depreciation of $91 million during the June 2019 quarter, which is recorded in depreciation and amortization in our income statement.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, antitrust and other matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefit Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2019 (net of tax effect of $1,492)	$(7,925)	$100	$—	$(7,825)
Changes in value (net of tax effect of $2)	6	1	—	7
Reclassifications into earnings (net of tax effect of $38)(1)	124	—	—	124
Balance at June 30, 2019 (net of tax effect of $1,452)	$(7,795)	$101	$—	$(7,694)

Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $1)	—	4	—	4
Reclassifications into retained earnings (net of tax effect of $61)(2)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $35)(1)	111	6	—	117
Balance at June 30, 2018 (net of tax effect of $1,426)	$(7,701)	$95	$—	$(7,606)

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

NOTE 10. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2019 was $1.1 billion and $1.8 billion, respectively, compared to $1.1 billion and $2.0 billion, respectively for the three and six months ended June 30, 2018.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2019
Operating revenue:	$12,496	$1,501			$12,536
Sales to airline segment			$(307)	(1)
Exchanged products			(1,078)	(2)
Sales of refined products			(76)	(3)
Operating income	2,091	37	—		2,128
Interest expense (income), net	84	(9)	—		75
Depreciation and amortization	688	25	—		713
Total assets, end of period	60,685	1,833	—		62,518
Capital expenditures	1,552	8	—		1,560

Three Months Ended June 30, 2018
Operating revenue:	$11,559	$1,667			$11,775
Sales to airline segment			$(275)	(1)
Exchanged products			(1,096)	(2)
Sales of refined products			(80)	(3)
Operating income	1,639	45	—		1,684
Interest expense (income), net	87	(8)	—		79
Depreciation and amortization	567	16	—		583
Total assets, end of period	58,137	2,528	—		60,665
Capital expenditures	1,567	13	—		1,580

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2019
Operating revenue:	$22,920	$2,785			$23,008
Sales to airline segment			$(578)	(1)
Exchanged products			(1,811)	(2)
Sales of refined products			(308)	(3)
Operating income	3,145	3	—		3,148
Interest expense (income), net	177	(19)	—		158
Depreciation and amortization	1,280	48	—		1,328
Capital expenditures	2,902	18	—		2,920

Six Months Ended June 30, 2018
Operating revenue:	$21,314	$3,158			$21,743
Sales to airline segment			$(537)	(1)
Exchanged products			(1,972)	(2)
Sales of refined products			(220)	(3)
Operating income	2,439	89	—		2,528
Interest expense (income), net	182	(12)	—		170
Depreciation and amortization	1,154	32	—		1,186
Capital expenditures	2,815	28	—		2,843

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$1,443	$1,036	$2,173	$1,594

Basic weighted average shares outstanding	650	695	658	699
Dilutive effect of share-based awards	2	2	2	2
Diluted weighted average shares outstanding	652	697	660	701

Basic earnings per share	$2.22	$1.49	$3.30	$2.28
Diluted earnings per share	$2.21	$1.49	$3.29	$2.27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 2019 Quarter Financial Highlights

Our pre-tax income for the June 2019 quarter was $1.9 billion, representing a $521 million increase compared to the corresponding prior year quarter primarily resulting from a 6.5% percent increase in revenue and non-fuel unit cost below inflation. Pre-tax income, adjusted (a non-GAAP financial measure) was $2.0 billion, an increase of $379 million compared to the corresponding prior year period. Adjustments for the June 2019 quarter were primarily related to unrealized losses on our equity investments.

Revenue. Compared to the June 2018 quarter, our operating revenue increased $761 million, or 6.5%, primarily from growth in all components of passenger revenue with premium product ticket revenue driving nearly half of the improvement and double digit growth in loyalty and maintenance, repair and overhaul ("MRO") revenue. The improvement in operating revenue, partially offset by 4.7% higher capacity, generated a 1.6% increase in total revenue per available seat mile ("TRASM") and a 3.8% increase in TRASM, adjusted (a non-GAAP financial measure) compared to the June 2018 quarter.

Operating Expense. Total operating expense increased $317 million, or 3.1%. Our consolidated operating cost per available seat mile ("CASM") decreased 1.5% to 14.51 cents compared to the June 2018 quarter, primarily due to lower fuel costs, our One Delta efficiency initiative and higher capacity. Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) increased 1.4% to 10.15 cents compared to the June 2018 quarter.

Non-Operating Results. Total non-operating expense was $221 million in the June 2019 quarter, $77 million less than the June 2018 quarter, primarily due to a decrease in unrealized losses on our equity investments, partially offset by lower pension income.

Free Cash Flow. Strong earnings during the quarter resulted in $3.3 billion of operating cash flows, which enabled our investment into the business including $1.2 billion of flight equipment-related capital expenditures on aircraft purchases and cabin enhancements. These results generated $1.8 billion of free cash flow (a non-GAAP financial measure) compared to $1.4 billion in the June 2018 quarter.

The non-GAAP financial measures for pre-tax income, adjusted, TRASM, adjusted, CASM-Ex and free cash flow, used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended June 30, 2019 and 2018

Operating Revenue

	Three Months Ended June 30,			Increase (Decrease)	% Increase (Decrease)
(in millions)	2019		2018
Ticket - Main cabin	$5,938		$5,644	$294	5.2%
Ticket - Business cabin and premium products	4,031		3,664	367	10.0%
Loyalty travel awards	751		680	71	10.4%
Travel-related services	648		558	90	16.1%
Total passenger revenue	$11,368		$10,546	$822	7.8%
Cargo	186		223	(37)	(16.7)%
Other	982		1,006	(24)	(2.4)%
Total operating revenue	$12,536		$11,775	$761	6.5%

TRASM (cents)	17.47	¢	17.19 ¢	0.28 ¢	1.6%
Third-party refinery sales(1)	(0.06)		(0.32)	0.26	NM
DGS sale adjustment(1)	—		(0.09)	0.09	NM
TRASM, adjusted (cents)	17.42	¢	16.78 ¢	0.63 ¢	3.8%

(1)	For additional information on adjustments to TRASM, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $661 million and $71 million, respectively, compared to the June 2018 quarter. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in ticket revenue was enabled by both business and leisure demand strength, continued expansion of our Branded Fare products as we capitalize on new aircraft deliveries that include more premium seats and an increase in premium load factor.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2018
(in millions)	Three Months Ended June 30, 2019	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,071	8.8%	7.8%	5.1%	0.9%	3.6%	2.3	pts
Atlantic	1,880	6.1%	4.2%	4.6%	1.9%	1.5%	(0.4)	pts
Latin America	760	5.2%	(0.4)%	(2.4)%	5.6%	7.8%	1.7	pts
Pacific	657	3.2%	7.4%	9.7%	(3.9)%	(5.9)%	(1.8)	pts
Total	$11,368	7.8%	6.3%	4.7%	1.4%	2.9%	1.3	pts

Passenger revenue increased $822 million, or 7.8%, compared to the June 2018 quarter. Passenger revenue per available seat mile ("PRASM") increased 2.9%, and passenger mile yield increased 1.4% on 4.7% higher capacity. Load factor increased 1.3 points from the prior year quarter to 88.0%.

Unit revenue of the domestic region increased 3.6%, resulting from our commercial initiatives, including our premium products, as well as high load factors driven by a combination of strong business demand, the Easter holiday shifting into the second quarter in 2019 and limited industry capacity growth.

Passenger revenue related to our international regions increased 5.3% year-over-year on capacity increases in the Atlantic and Pacific regions and yield growth in Latin America. This growth in passenger revenue was achieved despite the negative impact of foreign currency fluctuations.

In the Atlantic, unit revenue increased due to growth in premium product demand and strong U.S. point of sale. These increases were partially offset by foreign currency fluctuations between the U.S. dollar and the Euro and British pound and the cessation of flying operations for our partner airline in India, Jet Airways.

Unit revenue increased in Latin America for the third consecutive quarter as a result of yield growth, mainly in Mexico beach markets and Brazil. Our joint cooperation agreement with Aeroméxico continues to generate revenue growth in both the beach and business markets of Mexico. Brazil benefited from reduced industry capacity resulting from both domestic and international carriers exiting certain markets between the United States and Brazil.

Unit revenue decreased in the Pacific region primarily due to double-digit capacity growth to China and Korea from new routes introduced over the last year, reduced business demand due to an extended Japanese holiday period and foreign currency fluctuations. Despite these challenges, our joint venture with Korean has enabled solid traffic growth, marking its one year anniversary during the June 2019 quarter.

Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Loyalty program	$484	$358	$126	35.2%
Ancillary businesses and refinery	330	522	(192)	(36.8)%
Miscellaneous	168	126	42	33.3%
Total other revenue	$982	$1,006	$(24)	(2.4)%

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

With the amended agreements, the relative value of the brand component has increased, resulting in an additional $140 million primarily within other revenue during the June 2019 quarter. Including this amount, we expect the amended agreements to generate incremental revenues of approximately $500 million during 2019.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $176 million compared to the June 2018 quarter. June 2018 quarter results also included $61 million of revenue from DGS, which was sold in December 2018 and is no longer reflected in ancillary businesses and refinery. These decreases were mitigated by growth in our MRO revenues, which increased $39 million to $209 million during the June 2019 quarter.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Salaries and related costs	$2,752	$2,668	$84	3.1%
Aircraft fuel and related taxes	2,291	2,341	(50)	(2.1)%
Regional carriers expense, excluding fuel	905	863	42	4.9%
Depreciation and amortization	713	583	130	22.3%
Contracted services	657	540	117	21.7%
Passenger commissions and other selling expenses	538	511	27	5.3%
Aircraft maintenance materials and outside repairs	434	427	7	1.6%
Landing fees and other rents	442	425	17	4.0%
Profit sharing	518	404	114	28.2%
Ancillary businesses and refinery	316	494	(178)	(36.0)%
Passenger service	322	300	22	7.3%
Aircraft rent	107	97	10	10.3%
Other	413	438	(25)	(5.7)%
Total operating expense	$10,408	$10,091	$317	3.1%

Aircraft Fuel and Related Taxes. Fuel expense decreased $50 million compared to the prior year quarter primarily due to an approximately 5% decrease in the market price per gallon of fuel, partially offset by a 3% increase in consumption.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended June 30,		Change	Three Months Ended June 30,		Change
(in millions, except per gallon data) (1)	2019	2018		2019	2018
Fuel purchase cost(2)	$2,318	$2,361	$(43)	$2.11	$2.21	$(0.10)
Fuel hedge impact	10	25	(15)	—	0.02	(0.02)
Refinery segment impact	(37)	(45)	8	(0.03)	(0.04)	0.01
Total fuel expense	$2,291	$2,341	$(50)	$2.08	$2.19	$(0.11)
MTM adjustments and settlements(3)	(10)	(24)	14	—	(0.02)	0.02
Total fuel expense, adjusted	$2,282	$2,317	$(35)	$2.08	$2.17	$(0.10)

(1)	The reconciliation above may not calculate exactly due to rounding.

(2)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(3)
Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For the reason fuel expense is adjusted for MTM adjustments and settlements, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from $91 million of accelerated depreciation due to the decision to early retire our MD-90 fleet by the end of 2022, new aircraft deliveries, including A350-900, A321-200, B-737-900 and A220-100 aircraft, and fleet modifications. We expect depreciation expense on the MD-90 fleet to moderate in future periods as 31 aircraft were permanently retired in the June 2019 quarter. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on the planned early retirement of our MD-90 fleet.

Contracted Services. The increase in contracted services expense predominantly relates to services performed by DGS that were recorded in salaries and related costs prior to the sale of that business in December 2018.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $176 million compared to the June 2018 quarter. In addition, costs related to services performed by DGS on behalf of third parties were recorded in ancillary businesses and refinery prior to the sale of that business in December 2018. These decreases were partially offset by growth in our MRO business, as discussed above.

Results of Operations - Six Months Ended June 30, 2019 and 2018

Operating Revenue

	Six Months Ended June 30,			Increase (Decrease)		% Increase (Decrease)
(in millions)	2019		2018
Ticket - Main cabin	$10,659		$10,267	$392		3.8%
Ticket - Business cabin and premium products	7,298		6,694	604		9.0%
Loyalty travel awards	1,442		1,298	144		11.1%
Travel-related services	1,223		1,052	171		16.3%
Total passenger revenue	$20,622		$19,311	$1,311		6.8%
Cargo	378		425	(47)		(11.1)%
Other	2,008		2,007	1		—%
Total operating revenue	$23,008		$21,743	$1,265		5.8%

TRASM (cents)	17.15	¢	16.99 ¢	0.16	¢	0.9%
Third-party refinery sales(1)	(0.07)		(0.33)	0.26		NM
DGS sale adjustment(1)	—		(0.09)	0.09		NM
TRASM, adjusted (cents)	17.08	¢	16.57 ¢	0.51	¢	3.1%

(1)	For additional information on adjustments to TRASM, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main cabin and business cabin and premium products, and loyalty travel awards revenue increased $996 million and $144 million, respectively, compared to the six months ended June 30, 2018. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in ticket revenue was enabled by business demand strength, continued expansion of our Branded Fare products as we capitalize on new aircraft deliveries that include more premium seats and an increase in premium load factor.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2018
(in millions)	Six Months Ended June 30, 2019	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$14,784	7.9%	7.0%	5.5%	0.9%	2.3%	1.2	pts
Atlantic	2,983	5.0%	4.7%	5.0%	0.3%	—%	(0.3)	pts
Latin America	1,615	4.0%	(0.2)%	(0.8)%	4.2%	4.9%	0.5	pts
Pacific	1,240	1.7%	4.6%	6.4%	(2.8)%	(4.4)%	(1.5)	pts
Total	$20,622	6.8%	5.6%	4.8%	1.1%	1.8%	0.6	pts

Passenger revenue increased $1.3 billion, or 6.8%, compared to the six months ended June 30, 2018. PRASM increased 1.8% and passenger mile yield increased 1.1% on 4.8% higher capacity. Load factor increased 0.6 points from the prior year period to 85.6%.

Unit revenues of the domestic region increased 2.3%, resulting from our commercial initiatives, including our premium products, as well as high load factors driven by a combination of strong business demand and limited industry capacity growth.

Passenger revenue related to our international regions increased 4.0% year-over-year on capacity increases in the Atlantic and Pacific regions and yield growth in Latin America. This growth in passenger revenue was achieved despite the negative impact of foreign currency fluctuations.

In the Atlantic, unit revenue was flat due to growth in premium product demand and strong U.S. point of sale, which were offset by foreign currency fluctuations between the U.S. dollar and the Euro and British pound and increased capacity in the region as we invested in new routes to our hubs in Amsterdam and Paris.

Unit revenue increased in Latin America as a result of yield growth, mainly in Mexico and Brazil. Our joint cooperation agreement with Aeroméxico continues to generate revenue growth in both the beach and business markets of Mexico. Brazil benefited from reduced industry capacity resulting from both domestic and international carriers exiting certain markets between the United States and Brazil.

Unit revenue decreased in the Pacific region primarily due to double-digit capacity growth to China and Korea from new routes introduced over the last year, reduced business demand due to an extended Japanese holiday period and foreign currency fluctuations. Despite these challenges, our joint venture with Korean has enabled solid traffic growth, marking its one year anniversary during the six months ended June 30, 2019.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Loyalty program	$958	$705	$253	35.9%
Ancillary businesses and refinery	699	1,042	(343)	(32.9)%
Miscellaneous	351	260	91	35.0%
Total other revenue	$2,008	$2,007	$1	—%

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

With the amended agreements, the relative value of the brand component has increased, resulting in an additional $270 million primarily within other revenue during the six months ended June 30, 2019. Including this amount, we expect the amended agreements to generate incremental revenues of approximately $500 million during 2019.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $340 million compared to the six months ended June 30, 2018. The 2018 results also included $121 million of revenue from DGS, which was sold in December 2018 and is no longer reflected in ancillary businesses and refinery. These decreases were mitigated by growth in our MRO revenues, which increased $102 million to $437 million during the six months ended June 30, 2019.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Salaries and related costs	$5,391	$5,252	$139	2.6%
Aircraft fuel and related taxes	4,269	4,195	74	1.8%
Regional carriers expense, excluding fuel	1,798	1,701	97	5.7%
Depreciation and amortization	1,328	1,186	142	12.0%
Contracted services	1,288	1,084	204	18.8%
Passenger commissions and other selling expenses	965	938	27	2.9%
Aircraft maintenance materials and outside repairs	910	862	48	5.6%
Landing fees and other rents	861	814	47	5.8%
Profit sharing	739	592	147	24.8%
Ancillary businesses and refinery	667	987	(320)	(32.4)%
Passenger service	593	563	30	5.3%
Aircraft rent	209	191	18	9.4%
Other	842	850	(8)	(0.9)%
Total operating expense	$19,860	$19,215	$645	3.4%

Aircraft Fuel and Related Taxes. Fuel expense increased $74 million compared to the prior year due to a 3% increase in consumption and reduced profitability at our refinery, which were partially offset by an approximately 4% decrease in the market price per gallon of fuel.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data) (1)	2019	2018		2019	2018
Fuel purchase cost(2)	$4,255	$4,289	$(34)	$2.06	$2.14	$(0.08)
Fuel hedge impact	17	(5)	22	0.01	—	0.01
Refinery segment impact	(3)	(89)	86	—	(0.04)	0.04
Total fuel expense	$4,269	$4,195	$74	$2.07	$2.10	$(0.03)
MTM adjustments and settlements(3)	(17)	4	(21)	(0.01)	—	(0.01)
Total fuel expense, adjusted	$4,252	$4,199	$52	$2.06	$2.10	$(0.03)

(1)	The reconciliation above may not calculate exactly due to rounding.

(2)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

(3)
MTM adjustments and settlements include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from $91 million of accelerated depreciation due to the decision to early retire our MD-90 fleet by the end of 2022, new aircraft deliveries, including A350-900, A321-200, B-737-900 and A220-100 aircraft, and fleet modifications. We expect depreciation expense on the MD-90 fleet to moderate in future periods as 31 aircraft were permanently retired in the June 2019 quarter. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on the planned early retirement of our MD-90 fleet.

Contracted Services. The increase in contracted services expense predominantly relates to services performed by DGS that were recorded in salaries and related costs prior to the sale of that business in December 2018.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $340 million compared to the six months ended June 30, 2018. In addition, costs related to services performed by DGS on behalf of third parties were recorded in ancillary businesses and refinery prior to the sale of that business in December 2018. These decreases were partially offset by growth in our MRO business, as discussed above.

Non-Operating Results	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Favorable (Unfavorable)	2019	2018	Favorable (Unfavorable)
Interest expense, net	$(75)	$(79)	$4	$(158)	$(170)	$12
Unrealized gain/(loss) on investments, net	(82)	(238)	156	18	(220)	238
Miscellaneous, net	(64)	19	(83)	(155)	(19)	(136)
Total non-operating expense, net	$(221)	$(298)	$77	$(295)	$(409)	$114

Interest expense decreased compared to the prior year periods as a result of lower interest rates on our debt.

Unrealized gain/(loss) on investments reflects the unrealized gains and losses on our equity investments in GOL, China Eastern, Air France-KLM and Korean. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Miscellaneous, net is primarily composed of our proportionate share of earnings/losses from our equity investments in Virgin Atlantic and Grupo Aeroméxico, pension-related benefits/costs, charitable contributions and foreign exchange gains/losses. Our equity investment earnings and foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period.

Income Taxes

We project that our annual effective tax rate for 2019 will be between 23% and 24%. In certain interim periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery ("Monroe") primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 200,000 barrels per day for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel and thus lowers our cost of jet fuel compared to what it otherwise would be.

The refinery recorded operating revenue of $1.5 billion and $2.8 billion in the three and six months ended June 30, 2019, compared to $1.7 billion and $3.2 billion in the three and six months ended June 30, 2018. Operating revenue in the three and six months ended June 30, 2019 was primarily composed of $1.1 billion and $1.8 billion of non-jet fuel products exchanged with third parties to procure jet fuel, $307 million and $578 million of sales of jet fuel to the airline segment and $76 million and $308 million of non-jet fuel product sales. Refinery revenues decreased compared to the prior year period due to lower costs of crude oil leading to lower pricing for associated refined products and lower refinery run rates.

The refinery recorded operating income of $37 million and $3 million in the three and six months ended June 30, 2019, compared to operating income of $45 million and $89 million in three and six months ended June 30, 2018.

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

For more information regarding the refinery's results, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)		Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2019		2018				2019		2018
Revenue passenger miles (in millions)	63,173		59,406		6.3%		114,790		108,682		5.6%
Available seat miles (in millions)	71,754		68,514		4.7%		134,169		127,967		4.8%
Passenger mile yield	18.00	¢	17.75	¢	1.4%		17.96	¢	17.77	¢	1.1%
PRASM	15.84	¢	15.39	¢	2.9%		15.37	¢	15.09	¢	1.8%
TRASM	17.47	¢	17.19	¢	1.6%		17.15	¢	16.99	¢	0.9%
TRASM, adjusted(2)	17.42	¢	16.78	¢	3.8%		17.08	¢	16.57	¢	3.1%
CASM	14.51	¢	14.73	¢	(1.5)%		14.80	¢	15.02	¢	(1.5)%
CASM-Ex(2)	10.15	¢	10.00	¢	1.4%		10.57	¢	10.50	¢	0.6%
Passenger load factor	88.0%		86.7%		1.3	pts	85.6%		84.9%		0.6	pts
Fuel gallons consumed (in millions)	1,099		1,067		3.0%		2,061		2,003		2.9%
Average price per fuel gallon(3)	$2.08		$2.19		(5.0)%		$2.07		$2.10		(1.4)%
Average price per fuel gallon, adjusted(3)(4)	$2.08		$2.17		(4.4)%		$2.06		$2.10		(1.6)%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and six months ended June 30, 2019 and 2018.

Fleet Information

As part of our fleet transformation, during the quarter we took delivery of 29 mainline aircraft and 3 CRJ-900 aircraft, and removed 11 aircraft from our active fleet. Our operating aircraft fleet and commitments at June 30, 2019 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	16	72	91	17.8	—	—
B-737-700	10	—	—	10	10.4	—	—
B-737-800	73	4	—	77	17.8	—	—
B-737-900ER	88	—	42	130	2.8	—	—
B-757-200	91	7	2	100	21.9	—	—
B-757-300	16	—	—	16	16.4	—	—
B-767-300ER	56	—	—	56	23.1	—	—
B-767-400ER	21	—	—	21	18.5	—	—
B-777-200ER	8	—	—	8	19.6	—	—
B-777-200LR	10	—	—	10	10.3	—	—
A220-100	17	1	—	18	0.3	27	—
A220-300	—	—	—	—	—	50	50
A319-100	55	—	2	57	17.3	—	—
A320-200	55	3	4	62	23.9	—	—
A321-200	49	3	31	83	1.4	44	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	14.3	—	—
A330-300	28	—	3	31	10.5	—	—
A330-900neo	2	—	—	2	0.1	33	—
A350-900	13	—	—	13	1.3	12	—
MD-88	63	11	—	74	28.6	—	—
MD-90	34	—	—	34	22.2	—	—
Total	703	45	156	904	15.3	266	150

(1)	Excludes certain aircraft we own, lease or have committed to purchase (including 9 CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at June 30, 2019:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	5	109	—	—	156
SkyWest Airlines, Inc.	77	17	42	—	54	190
Compass Airlines, Inc.	—	—	—	—	36	36
Republic Airways, Inc.	—	—	—	22	16	38
GoJet Airlines, LLC	—	20	7	—	—	27
Total	119	42	158	22	106	447

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

We expect to meet our cash needs for the next twelve months with cash flows from operations, cash and cash equivalents, restricted cash equivalents and financing arrangements. As of June 30, 2019, we had $5.1 billion in unrestricted liquidity, consisting of $2.0 billion in cash and cash equivalents and $3.1 billion in available revolving credit facilities. During the six months ended June 30, 2019, we used existing cash, cash received from financings and cash generated from operations to fund capital expenditures of $2.9 billion and return $2.1 billion to shareholders.

Sources of Liquidity
Operating Activities

We generated cash flows from operations of $5.2 billion and $4.3 billion in the six months ended June 30, 2019 and 2018, respectively. We expect to continue generating cash flows from operations during the remainder of 2019.

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

Fuel. Fuel expense represented approximately 21% of our total operating expenses for the six months ended June 30, 2019. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We have no minimum funding requirements in 2019. However, we voluntarily contributed $500 million to our qualified defined benefit pension plans during the June 2019 quarter. During the March 2018 quarter we also voluntarily contributed $500 million to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the six months ended June 30, 2019, we accrued $739 million in profit sharing expense based on the year-to-date performance and current expectations for 2019 profit.

We paid $1.3 billion in profit sharing in February 2019 related to our 2018 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $2.9 billion and $2.8 billion for the six months ended June 30, 2019 and 2018, respectively. Our capital expenditures during the six months ended June 30, 2019 were primarily related to the purchases of A350-900, A330-900neo, A321-200, B-737-900ER, A220-100 and CRJ-900 aircraft and cabin enhancements throughout our fleet.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of certain aircraft. Our expected 2019 investments of $4.4 billion will be primarily for (1) aircraft, including deliveries of A321-200s, A220-100s, B-737-900ERs, A330-900neos, A350-900s and CRJ-900s, along with advance deposit payments for these and A321-200neos and A220-300s as well as (2) aircraft modifications, the majority of which relate to cabin enhancements throughout our fleet.

Equity Investment. During the June 2019 quarter, we acquired 4% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air, for $89 million. Subject to regulatory approval, we intend to increase our equity stake up to 10% of Hanjin-KAL's outstanding shares.

Los Angeles International Airport ("LAX") Construction. During 2016, we executed a modified lease agreement with the City of Los Angeles ("the City"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX. Under the lease agreement, we have relocated certain airlines and other tenants located in Terminals 2 and 3 to Terminals 5 and 6 and undertaken various initial projects to enable operations from Terminals 2 and 3 during the project. We are now designing and constructing the redevelopment of Terminal 3 and enhancement of Terminal 2, which also includes rebuild of the ticketing and arrival halls and security checkpoint, construction of core infrastructure to support the City's planned airport people mover, ramp improvements and construction of a secure connector to the north side of the Tom Bradley International Terminal. Construction is expected to be completed by 2024.

Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.6 billion to purchase completed project assets. The lease allows for a maximum reimbursement by the City of $1.8 billion. Costs we incur in excess of such a maximum will not be reimbursed by the City.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility will be repaid with the proceeds from the City’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we expect to spend approximately $230 million on this project during 2019, of which $92 million was incurred in the six months ended June 30, 2019.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we expect to spend approximately $530 million on this project during 2019, of which $277 million was incurred in the six months ended June 30, 2019.

Financing Activities

Debt and Finance Leases. In February 2019, we entered into a $1 billion term loan issued by two lenders, which was subsequently repaid by the end of the June 2019 quarter. We used the net proceeds of the term loan to accelerate planned 2019 repurchases under our share repurchase program.

In the March 2019 quarter, we completed a $500 million offering of Pass Through Certificates, Series 2019-1 ("2019-1 EETC") through a pass through trust. The net proceeds of the offering are being used for general corporate purposes, including to refinance debt maturing during 2019.

The principal amount of debt and finance leases was $9.9 billion at June 30, 2019.

Capital Return to Shareholders. During the six months ended June 30, 2019, we repurchased and retired 31 million shares of our common stock at a cost of $1.6 billion.

In the June 2019 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.35 per share, for total cash dividends of $229 million. In addition, on July 10, 2019, the Board of Directors approved and we will pay a quarterly dividend of $0.4025 per share to shareholders of record as of July 25, 2019.

Undrawn Lines of Credit

We have $3.1 billion available in undrawn revolving lines of credit. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Covenants

We were in compliance with the covenants in our financings at June 30, 2019.

Critical Accounting Policies and Estimates

Except as set forth below, for information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and ticket price. Customers can also earn mileage credits through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

Our most significant contract to sell mileage credits relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn mileage credits for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for mileage credits under the loyalty program. We sell mileage credits at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, consistent with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determine our best estimate of the selling prices by considering a discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta and (4) brand value.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the current year. The new agreements increase the value we receive and extend the terms to 2029. The products and services delivered are consistent with previous agreements, and we continue to use the accounting method that allocates the consideration received based on the relative selling prices of those products and services.

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

Recent Accounting Standards

Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within AOCI to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We adopted this standard effective January 1, 2019 with the election not to reclassify $1.2 billion of stranded tax effects, primarily related to our pension plans, from AOCI to retained earnings.

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. The reconciliations presented below of the non-GAAP measures used in this 10-Q may not calculate exactly due to rounding.

Pre-tax income, adjusted

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted (a non-GAAP financial measure). We adjust pre-tax income for the following items to determine pre-tax income, adjusted, for the reasons described below.

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

•
Unrealized gain/loss on investments. We record the unrealized gains/losses on our equity investments in GOL, China Eastern, Air France-KLM and Korean, which are accounted for at fair value in non-operating expense. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

•	DGS sale adjustment. Because we sold DGS in December 2018, we have excluded the impact of DGS from 2018 results for better comparability.

	Three Months Ended June 30,
(in millions)	2019	2018
Pre-tax income	$1,907	$1,386
Adjusted for:
MTM adjustments and settlements	10	24
Equity investment MTM adjustments	(2)	(22)
Unrealized gain/loss on investments	82	238
DGS sale adjustment	—	(9)
Pre-tax income, adjusted	$1,997	$1,617

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

•	DGS sale adjustment. We adjust for the DGS sale for the same reason described above under the heading pre-tax income, adjusted.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
TRASM	17.47	¢	17.19 ¢	17.15	¢	16.99 ¢
Adjusted for:
Third-party refinery sales	(0.06)		(0.32)	(0.07)		(0.33)
DGS sale adjustment	—		(0.09)	—		(0.09)
TRASM, adjusted	17.42	¢	16.78 ¢	17.08	¢	16.57 ¢

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

•
Ancillary businesses and refinery. We adjust for expenses related to aircraft maintenance we provide to third parties, our vacation wholesale operations, our private jet operations as well as refinery cost of sales to third parties. 2018 results also include staffing services performed by DGS. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these areas to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CASM	14.51 ¢	14.73 ¢	14.80 ¢	15.02 ¢
Adjusted for:
Aircraft fuel and related taxes	(3.19)	(3.42)	(3.18)	(3.28)
Ancillary businesses and refinery	(0.44)	(0.72)	(0.50)	(0.77)
Profit sharing	(0.72)	(0.59)	(0.55)	(0.46)
CASM-Ex	10.15 ¢	10.00 ¢	10.57 ¢	10.50 ¢

Free Cash Flow

The following table shows a calculation of free cash flow. Adjustments include:

•
Net redemptions of short-term investments. Net redemptions of short-term investments represent the net purchase and sale activity of investments and marketable securities in the period, including gains and losses. We adjust for this activity to provide investors a better understanding of the company's free cash flow generated by our operations.

•
Net cash flows related to certain airport construction projects and other. Cash flows related to certain airport construction projects are included in our GAAP operating activities and capital expenditures. We have adjusted for these items, which were primarily funded by cash restricted for airport construction, to provide investors a better understanding of the company's free cash flow and capital expenditures that are core to our operational performance in the periods shown.

	Three Months Ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$3,273	$2,898
Net cash used in investing activities	(1,567)	(1,545)
Adjustments:
Net redemptions of short-term investments	—	(4)
Net cash flows related to certain airport construction projects and other	65	43
Total free cash flow	$1,771	$1,392

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2019 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2019 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the June 2019 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
April 2019	693,312	$56.67	693,312	$1,735
May 2019	779,003	$55.67	779,003	$1,690
June 2019	3,467,360	$54.25	3,467,360	$1,500
Total	4,939,675		4,939,675

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Terms of 2019 Restricted Stock Awards for Non-Employee Directors

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019

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

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Finance and Controller
(Principal Accounting Officer)
July 11, 2019