Form 10-Q
period 2019-09-30
DELTA AIR LINES, INC.
filed 2019-10-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2019:
Common Stock, $0.0001 par value - 646,742,854 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income, and the consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 10, 2019

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,899	$1,565
Accounts receivable, net of an allowance for uncollectible accounts of $14 and $12 at September 30, 2019 and December 31, 2018, respectively	2,836	2,314
Fuel inventory	568	592
Expendable parts and supplies inventories, net of an allowance for obsolescence of $94 and $102 at September 30, 2019 and December 31, 2018, respectively	504	463
Prepaid expenses and other	1,137	1,406
Total current assets	6,944	6,340

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,213 and $15,823 at September 30, 2019 and December 31, 2018, respectively	30,796	28,335
Operating lease right-of-use assets	5,815	5,994
Goodwill	9,781	9,781
Identifiable intangibles, net of accumulated amortization of $871 and $862 at September 30, 2019 and December 31, 2018, respectively	4,821	4,830
Cash restricted for airport construction	753	1,136
Other noncurrent assets	4,309	3,850
Total noncurrent assets	56,275	53,926
Total assets	$63,219	$60,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and finance leases	$2,196	$1,518
Current maturities of operating leases	844	955
Air traffic liability	5,762	4,661
Accounts payable	3,470	2,976
Accrued salaries and related benefits	3,119	3,287
Loyalty program deferred revenue	3,200	2,989
Fuel card obligation	439	1,075
Other accrued liabilities	1,181	1,117
Total current liabilities	20,211	18,578

Noncurrent Liabilities:
Long-term debt and finance leases	7,923	8,253
Pension, postretirement and related benefits	8,457	9,163
Loyalty program deferred revenue	3,496	3,652
Noncurrent operating leases	5,441	5,801
Deferred income taxes, net	1,245	163
Other noncurrent liabilities	1,378	969
Total noncurrent liabilities	27,940	28,001

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 655,694,564 and 688,136,306 shares issued at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,177	11,671
Retained earnings	11,772	10,039
Accumulated other comprehensive loss	(7,645)	(7,825)
Treasury stock, at cost, 8,951,710 and 8,191,831 shares at September 30, 2019 and December 31, 2018, respectively	(236)	(198)
Total stockholders' equity	15,068	13,687
Total liabilities and stockholders' equity	$63,219	$60,266

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Operating Revenue:
Passenger	$11,410	$10,796	$32,032	$30,107
Cargo	189	226	567	651
Other	961	931	2,969	2,938
Total operating revenue	12,560	11,953	35,568	33,696

Operating Expense:
Salaries and related costs	2,884	2,753	8,275	8,004
Aircraft fuel and related taxes	2,239	2,498	6,508	6,693
Regional carriers expense, excluding fuel	900	885	2,698	2,586
Contracted services	685	562	1,974	1,646
Depreciation and amortization	631	573	1,960	1,759
Passenger commissions and other selling expenses	539	535	1,505	1,473
Aircraft maintenance materials and outside repairs	424	371	1,334	1,233
Landing fees and other rents	460	439	1,321	1,254
Profit sharing	517	399	1,256	991
Ancillary businesses and refinery	279	410	945	1,396
Passenger service	345	329	938	892
Aircraft rent	110	99	318	291
Other	476	455	1,317	1,305
Total operating expense	10,489	10,308	30,349	29,523

Operating Income	2,071	1,645	5,219	4,173

Non-Operating (Expense)/Income:
Interest expense, net	(70)	(73)	(228)	(244)
Unrealized gain/(loss) on investments, net	(35)	50	(17)	(171)
Miscellaneous, net	(19)	66	(174)	48
Total non-operating (expense)/income, net	(124)	43	(419)	(367)

Income Before Income Taxes	1,947	1,688	4,800	3,806

Income Tax Provision	(452)	(366)	(1,131)	(890)

Net Income	$1,495	$1,322	$3,669	$2,916

Basic Earnings Per Share	$2.32	$1.93	$5.61	$4.20
Diluted Earnings Per Share	$2.31	$1.92	$5.59	$4.18
Cash Dividends Declared Per Share	$0.40	$0.35	$1.10	$0.96

Comprehensive Income	$1,545	$1,393	$3,849	$3,002

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Net Cash Provided by Operating Activities	$7,468	$5,769

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,774)	(2,833)
Ground property and equipment, including technology	(1,090)	(972)
Purchase of short-term investments	—	(145)
Redemption of short-term investments	206	490
Purchase of equity investments	(170)	—
Other, net	32	87
Net cash used in investing activities	(3,796)	(3,373)

Cash Flows from Financing Activities:
Payments on long-term debt and finance lease obligations	(2,805)	(2,741)
Repurchase of common stock	(1,802)	(1,250)
Cash dividends	(721)	(670)
Proceeds from short-term obligations	1,750	—
Proceeds from long-term obligations	500	3,124
Fuel card obligation	(636)	(1)
Other, net	(8)	(63)
Net cash used in financing activities	(3,722)	(1,601)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	(50)	795
Cash, cash equivalents and restricted cash equivalents at beginning of period	2,748	1,853
Cash, cash equivalents and restricted cash equivalents at end of period	$2,698	$2,648

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$459	$908
Operating leases converted to finance leases	189	—
Flight and ground equipment acquired under finance leases	619	69

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2019	2018
Current assets:
Cash and cash equivalents	$1,899	$1,380
Restricted cash included in prepaid expenses and other	46	54
Noncurrent assets:
Cash restricted for airport construction	753	1,214
Total cash, cash equivalents and restricted cash equivalents	$2,698	$2,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2018	688	$—	$11,671	$10,039	$(7,825)	8	$(198)	$13,687
Net income	—	—	—	730	—	—	—	730
Dividends declared	—	—	—	(232)	—	—	—	(232)
Other comprehensive income	—	—	—	—	59	—	—	59
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $49.75(1) per share)	2	—	27	—	—	1	(35)	(8)
Stock purchased and retired	(26)	—	(444)	(881)	—	—	—	(1,325)
Balance at March 31, 2019	664	—	11,254	9,656	(7,766)	9	(233)	12,911
Net income	—	—	—	1,443	—	—	—	1,443
Dividends declared	—	—	—	(229)	—	—	—	(229)
Other comprehensive income	—	—	—	—	72	—	—	72
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $55.06(1) per share)	—	—	31	—	—	—	(2)	29
Stock purchased and retired	(5)	—	(84)	(184)	—	—	—	(268)
Balance at June 30, 2019	659	—	11,201	10,686	(7,694)	9	(235)	13,958
Net income	—	—	—	1,495	—	—	—	1,495
Dividends declared	—	—	—	(261)	—	—	—	(261)
Other comprehensive income	—	—	—	—	49	—	—	49
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $58.68(1) per share)	—	—	36	—	—	—	(1)	35
Stock purchased and retired	(3)	—	(60)	(148)	—	—	—	(208)
Balance at September 30, 2019	656	$—	$11,177	$11,772	$(7,645)	9	$(236)	$15,068

(1)	Weighted average price per share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2017	715	$—	$12,053	$8,256	$(7,621)	7	$(158)	$12,530
Net income	—	—	—	557	—	—	—	557
Change in accounting principle and other	—	—	—	(139)	(106)	—	—	(245)
Dividends declared	—	—	—	(216)	—	—	—	(216)
Other comprehensive income	—	—	—	—	46	—	—	46
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $55.08(1) per share)	1	—	10	—	—	1	(36)	(26)
Stock options exercised	1	—	1	—	—	—	—	1
Stock purchased and retired	(6)	—	(97)	(228)	—	—	—	(325)
Balance at March 31, 2018	711	—	11,967	8,230	(7,681)	8	(194)	12,322
Net income	—	—	—	1,036	—	—	—	1,036
Change in accounting principle and other	—	—	—	(13)	—	—	—	(13)
Dividends declared	—	—	—	(213)	—	—	—	(213)
Other comprehensive income	—	—	—	—	75	—	—	75
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $52.99(1) per share)	—	—	29	—	—	—	(2)	27
Stock purchased and retired	(12)	—	(189)	(411)	—	—	—	(600)
Balance at June 30, 2018	699	—	11,807	8,629	(7,606)	8	(196)	12,634
Net income	—	—	—	1,322	—	—	—	1,322
Dividends declared	—	—	—	(242)	—	—	—	(242)
Other comprehensive income	—	—	—	—	71	—	—	71
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $52.59(1) per share)	—	—	32	—	—	—	(1)	31
Stock purchased and retired	(5)	—	(99)	(226)	—	—	—	(325)
Balance at September 30, 2018	694	$—	$11,740	$9,483	$(7,535)	8	$(197)	$13,491

(1)	Weighted average price per share.

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of operating results for the entire year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Ticket	$10,029	$9,553	$27,986	$26,514
Loyalty travel awards	732	678	2,174	1,976
Travel-related services	649	565	1,872	1,617
Total passenger revenue	$11,410	$10,796	$32,032	$30,107

We recognized approximately $3.7 billion in passenger revenue during the nine months ended September 30, 2019 that was recorded in our air traffic liability balance at December 31, 2018. We expect the remaining balance of the December 31, 2018 liability to be recognized by the end of 2019.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Loyalty program	$485	$369	$1,443	$1,075
Ancillary businesses and refinery	291	433	990	1,475
Miscellaneous	185	129	536	388
Total other revenue	$961	$931	$2,969	$2,938

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable mileage credits based on the passenger's loyalty program status and ticket price. Customers can also earn mileage credits through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. To facilitate transactions with participating companies, we sell mileage credits to non-airline businesses, customers and other airlines. Mileage credits are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards. During the nine months ended September 30, 2019 and 2018, total cash sales from marketing agreements related to our loyalty program were $3.1 billion and $2.6 billion, respectively, which are allocated to travel and other performance obligations.

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

(in millions)	2019	2018
Balance at January 1	$6,641	$6,321
Mileage credits earned	2,352	2,322
Travel mileage credits redeemed	(2,175)	(1,976)
Non-travel mileage credits redeemed	(122)	(125)
Balance at September 30	$6,696	$6,542

The timing of mileage redemptions can vary widely; however, the majority of new miles are redeemed within two years.

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Condensed Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region is summarized in the following tables:

	Passenger Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Domestic	$7,971	$7,395	$22,755	$21,093
Atlantic	2,060	1,996	5,042	4,837
Latin America	683	675	2,298	2,228
Pacific	696	730	1,937	1,949
Total	$11,410	$10,796	$32,032	$30,107

	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Domestic	$8,651	$8,125	$24,925	$23,480
Atlantic	2,336	2,244	5,788	5,494
Latin America	757	741	2,559	2,449
Pacific	816	843	2,296	2,273
Total	$12,560	$11,953	$35,568	$33,696

NOTE 3. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2019	Level 1	Level 2
Cash equivalents	$1,489	$1,489	$—
Restricted cash equivalents	798	798	—
Long-term investments	1,214	1,009	205
Hedge derivatives, net
Fuel hedge contracts	22	15	7
Interest rate contracts	82	—	82
Foreign currency exchange contracts	21	—	21

(in millions)	December 31, 2018	Level 1	Level 2
Cash equivalents	$1,222	$1,222	$—
Restricted cash equivalents	1,183	1,183	—
Short-term investments
U.S. government and agency securities	50	45	5
Asset- and mortgage-backed securities	36	—	36
Corporate obligations	90	—	90
Other fixed income securities	27	—	27
Long-term investments	1,084	880	204
Hedge derivatives, net
Fuel hedge contracts	15	20	(5)
Interest rate contracts	1	—	1
Foreign currency exchange contracts	(3)	—	(3)

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

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

•
Aeroméxico. Our non-controlling investment in Grupo Aeroméxico, the parent company of Aeroméxico, is accounted for under the equity method. Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to 49%. However, due to Aeroméxico's share repurchase program, our equity stake in Grupo Aeroméxico has increased to 51%. The investment is recorded at $843 million as of September 30, 2019.

•
Virgin Atlantic. We have a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies. Our investment in these Virgin Atlantic companies is recorded at $393 million as of September 30, 2019.

•
AirCo. We have a non-controlling 49% equity stake in AirCo which is recorded at $123 million as of September 30, 2019. AirCo is a subsidiary of Argenbright Holdings, LLC that provides aviation-related services, ground support equipment maintenance and security.

In the September 2019 quarter we announced our plan to enter into a strategic alliance with LATAM Airlines Group S.A. ("LATAM"). Subject to regulatory approval, specifically requirements under the Hart-Scott-Rodino Antitrust Improvement Act, we plan to commence a tender offer for the acquisition of up to 20% of the common shares of LATAM at a price per share of $16, to be funded with newly issued debt and available cash. In addition, to support the establishment of the strategic alliance, we will invest $350 million, $150 million of which was disbursed in the September 2019 quarter.

Fair Value Investments

We account for the following investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments within non-operating expense in our income statement. We recorded losses of $35 million and $17 million on our fair value investments during the three and nine months ended September 30, 2019, respectively. These results were driven by changes in stock prices and foreign currency fluctuations.

•	Air France-KLM. We own 9% of the outstanding shares of Air France-KLM, which are recorded at $393 million as of September 30, 2019.

•
GOL. We own 9% of the outstanding capital stock of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), through ownership of its preferred shares. Our ownership stake is recorded at $256 million as of September 30, 2019.

Additionally, GOL has a $300 million five-year term loan facility with third parties maturing in 2020, which we have guaranteed. Our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our balance sheet as of September 30, 2019.

We plan to sell our GOL ownership stake and wind down our commercial agreements with GOL to facilitate the formation of our strategic alliance with LATAM.

•	China Eastern. We own a 3% equity interest in China Eastern, which is recorded at $226 million as of September 30, 2019.

•	Korean. We have acquired 10% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air, during 2019. This investment is recorded at $134 million as of September 30, 2019.

•	Alclear Holdings, LLC ("CLEAR"). We own a 7% equity interest in CLEAR.

•	Republic Airways. We own a 17% equity interest in Republic Airways Holdings Inc.

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

Hedge Position as of September 30, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,872	U.S. dollars	April 2028	$7	$75	$—	$—	$82
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	9	12	—	—	21
Fuel hedge contracts	14	gallons - crude oil and refined products	July 2020	47	—	(25)	—	22
Total derivative contracts				$63	$87	$(25)	$—	$125

Hedge Position as of December 31, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,893	U.S. dollars	April 2028	$—	$8	$(7)	$—	$1
Foreign currency exchange contracts	6,934	Japanese yen	November 2019	1	—	—	—	1
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	13	—	—	(17)	(4)
Fuel hedge contracts	219	gallons - crude oil and refined products	December 2019	30	—	(15)	—	15
Total derivative contracts				$44	$8	$(22)	$(17)	$13

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current maturities of long-term debt and finance leases	$(20)	$(11)	$7	$7
Long-term debt and finance leases	$(1,759)	$(1,870)	$75	$(8)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheets. The following table shows the net fair value positions by counterparty had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
September 30, 2019
Net derivative contracts	$38	$87	$—	$—	$125
December 31, 2018
Net derivative contracts	$35	$—	$(13)	$(9)	$13

Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange contracts designated as hedges are as follows:

	Gain (Loss) Reclassified from AOCI to Earnings		Gain (Loss) Recognized in Other Comprehensive Income
(in millions)	2019	2018	2019	2018
Three Months Ended September 30,
Foreign currency exchange contracts (1)	$—	$(1)	$—	$4
Nine Months Ended September 30,
Foreign currency exchange contracts (1)	$—	$(4)	$—	$4

(1)	Earnings on our designated foreign currency exchange contracts are recorded in passenger revenue in the income statement.

Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in millions)		2019	2018
Three Months Ended September 30,
Foreign currency exchange contracts	Unrealized gain/(loss) on investments, net	$18	$(19)
Fuel hedge contracts	Aircraft fuel and related taxes	31	7
Total		$49	$(12)
Nine Months Ended September 30,
Foreign currency exchange contracts	Unrealized gain/(loss) on investments, net	$25	$(12)
Fuel hedge contracts	Aircraft fuel and related taxes	(5)	(85)
Total		$20	$(97)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings.

NOTE 6. DEBT

The following table summarizes our debt:

	Maturity			Interest Rate(s)(1) Per Annum at			September 30,	December 31,
(in millions)	Dates			September 30, 2019			2019	2018
Unsecured notes	2020	to	2028	2.60%	to	4.38%	$4,050	$4,050
Financing arrangements secured by aircraft:
Certificates(2)	2019	to	2027	3.20%	to	8.02%	1,999	1,837
Notes(2)	2019	to	2025	2.62%	to	6.37%	1,246	1,787
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(2)(3)	2021	to	2030	3.02%	to	8.75%	196	251
2018 Unsecured Revolving Credit Facility	2021	to	2023	undrawn	variable		—	—
Other revolving credit facilities	2020	to	2021	undrawn	variable		—	—
Total secured and unsecured debt							8,874	9,308
Unamortized premium and debt issue cost, net and other							151	60
Total debt							9,025	9,368
Less: current maturities							(1,953)	(1,409)
Total long-term debt							$7,072	$7,959

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

2019-1 EETC

We completed a $500 million offering of Pass Through Certificates, Series 2019-1 ("2019-1 EETC") utilizing a pass through trust during 2019. This amount is included in Certificates in the table above. The details of the 2019-1 EETC, which is secured by 14 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2019-1 Class AA Certificates	$425	3.204%	March 2019	April 2024
2019-1 Class A Certificates	75	3.404%	March 2019	April 2024
Total	$500

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of September 30, 2019:

(in millions)
2018 Unsecured Revolving Credit Facility	$2,650
Other revolving credit facilities	456
Total availability under revolving credit facilities	$3,106

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

(in millions)	September 30, 2019	December 31, 2018
Total debt at par value	$8,874	$9,308
Unamortized premium and debt issue cost, net and other	151	60
Net carrying amount	$9,025	$9,368

Fair value	$9,300	$9,400

Covenants

We were in compliance with the covenants in our financings at September 30, 2019.

NOTE 7. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2019	2018	2019	2018
Three Months Ended September 30,
Service cost	$—	$—	$21	$21
Interest cost	208	195	34	32
Expected return on plan assets	(297)	(329)	(12)	(17)
Amortization of prior service credit	—	—	(2)	(7)
Recognized net actuarial loss	73	66	9	10
Settlements	2	—	—	—
Net periodic (benefit) cost	$(14)	$(68)	$50	$39

Nine Months Ended September 30,
Service cost	$—	$—	$63	$64
Interest cost	625	586	102	95
Expected return on plan assets	(890)	(988)	(36)	(50)
Amortization of prior service credit	—	—	(7)	(20)
Recognized net actuarial loss	219	199	29	27
Settlements	3	4	—	—
Net periodic (benefit) cost	$(43)	$(199)	$151	$116

Service cost is recorded in salaries and related costs in the income statement while all other components are recorded within miscellaneous under non-operating expense.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments, which enable our fleet transformation, totaled $13.9 billion at September 30, 2019:

(in millions)	Total
Three months ending December 31, 2019	$390
2020	2,900
2021	3,680
2022	3,330
2023	1,640
Thereafter	1,940
Total	$13,880

Our future aircraft purchase commitments included the following aircraft at September 30, 2019:

Aircraft Type	Purchase Commitments
A220-100	20
A220-300	50
A321-200	33
A321-200neo	100
A330-900neo	31
A350-900	16
CRJ-900	8
Total	258

MD-90 Fleet Retirement

As part of our ongoing fleet transformation, during the June 2019 quarter we committed to accelerating the retirement of our MD-90 fleet. This fleet will now be retired by the end of 2022, which is approximately two years earlier than previously planned. The decision to permanently retire 35 aircraft resulted in accelerated depreciation of $93 million during the nine months ended September 30, 2019, which is recorded in depreciation and amortization in our income statement.

LATAM A350 Commitments

We have agreed to acquire four A350 aircraft from LATAM, which are included in the table above. In addition, we plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025. See Note 4, "Investments," for further information on our planned strategic alliance with LATAM.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefit Liabilities(3)	Derivative Contracts and Other	Available-for-Sale Investments	Total
Balance at January 1, 2019 (net of tax effect of $1,492)	$(7,925)	$100	$—	$(7,825)
Changes in value (net of tax effect of $2)	(12)	4	—	(8)
Reclassifications into earnings (net of tax effect of $57)(1)	189	(1)	—	188
Balance at September 30, 2019 (net of tax effect of $1,437)	$(7,748)	$103	$—	$(7,645)

Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $6)	13	7	—	20
Reclassifications into retained earnings (net of tax effect of $61)(2)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $51)(1)	164	8	—	172
Balance at September 30, 2018 (net of tax effect of $1,404)	$(7,635)	$100	$—	$(7,535)

(1)
Amounts reclassified from AOCI for pension and other benefit liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous, net in non-operating expense and in passenger revenue, respectively, in the income statement.

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

NOTE 10. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2019 was $1.1 billion and $3.0 billion, respectively, compared to $1.1 billion and $3.1 billion for the three and nine months ended September 30, 2018, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2019
Operating revenue:	$12,554	$1,505			$12,560
Sales to airline segment			$(304)	(1)
Exchanged products			(1,143)	(2)
Sales of refined products			(52)	(3)
Operating income	2,022	49	—		2,071
Interest expense, net	70	—	—		70
Depreciation and amortization	606	25	—		631
Total assets, end of period	61,515	1,704	—		63,219
Capital expenditures	936	10	—		946

Three Months Ended September 30, 2018
Operating revenue:	$11,845	$1,609			$11,953
Sales to airline segment			$(328)	(1)
Exchanged products			(1,110)	(2)
Sales of refined products			(63)	(3)
Operating income	1,633	12	—		1,645
Interest expense (income), net	84	(11)	—		73
Depreciation and amortization	557	16	—		573
Total assets, end of period	57,965	1,958	—		59,923
Capital expenditures	923	39	—		962

(1)
Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.

(2)	Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

(3)	These sales were at or near cost; accordingly, the margin on these sales is de minimis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2019
Operating revenue:	$35,474	$4,289			$35,568
Sales to airline segment			$(882)	(1)
Exchanged products			(2,953)	(2)
Sales of refined products			(360)	(3)
Operating income	5,167	52	—		5,219
Interest expense (income), net	247	(19)	—		228
Depreciation and amortization	1,886	74	—		1,960
Capital expenditures	3,836	28	—		3,864

Nine Months Ended September 30, 2018
Operating revenue:	$33,159	$4,767			$33,696
Sales to airline segment			$(866)	(1)
Exchanged products			(3,081)	(2)
Sales of refined products			(283)	(3)
Operating income	4,072	101	—		4,173
Interest expense (income), net	267	(23)	—		244
Depreciation and amortization	1,711	48	—		1,759
Capital expenditures	3,738	67	—		3,805

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income	$1,495	$1,322	$3,669	$2,916

Basic weighted average shares outstanding	646	686	654	695
Dilutive effect of share-based awards	2	2	2	2
Diluted weighted average shares outstanding	648	688	656	697

Basic earnings per share	$2.32	$1.93	$5.61	$4.20
Diluted earnings per share	$2.31	$1.92	$5.59	$4.18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 2019 Quarter Financial Highlights

Our pre-tax income for the September 2019 quarter was $1.9 billion, representing a $259 million increase compared to the corresponding prior year quarter primarily resulting from a 5.1% increase in revenue. Pre-tax income, adjusted (a non-GAAP financial measure) was $2.0 billion, an increase of $361 million compared to the corresponding prior year period.

Revenue. Compared to the September 2018 quarter, our operating revenue increased $607 million, or 5.1%, primarily from growth in all components of passenger revenue, with premium product ticket revenue driving more than half of the improvement, and strong growth in both loyalty and maintenance, repair and overhaul ("MRO") revenue. The improvement in operating revenue on 3.9% higher capacity generated a 1.1% increase in total revenue per available seat mile ("TRASM") and a 2.5% increase in TRASM, adjusted (a non-GAAP financial measure) compared to the September 2018 quarter.

Operating Expense. Total operating expense increased $181 million, or 1.8%, primarily resulting from higher employee costs. Our consolidated operating cost per available seat mile ("CASM") decreased 2.1% to 13.85 cents compared to the September 2018 quarter, primarily due to lower fuel costs and higher capacity. Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) increased 2.4% to 9.84 cents compared to the September 2018 quarter, due to employee wage increases, record passenger volumes and the effects of weather-related operational disruptions.

Non-Operating Results. Total non-operating expense was $124 million in the September 2019 quarter compared to income of $43 million in the September 2018 quarter, primarily due to unrealized losses on our equity investments.

Free Cash Flow. Strong earnings during the quarter resulted in $2.2 billion of operating cash flow, enabling $945 million of capital investments including $549 million of aircraft purchases and cabin enhancements. These results generated $1.4 billion of free cash flow (a non-GAAP financial measure) compared to $655 million in the September 2018 quarter.

The above non-GAAP financial measures for pre-tax income, adjusted, TRASM, adjusted, CASM-Ex and free cash flow, are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended September 30, 2019 and 2018

Operating Revenue

	Three Months Ended September 30,			Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2019		2018
Ticket - Main cabin	$6,021		$5,873	$148		2.5%
Ticket - Business cabin and premium products	4,008		3,680	328		8.9%
Loyalty travel awards	732		678	54		8.0%
Travel-related services	649		565	84		14.9%
Total passenger revenue	$11,410		$10,796	$614		5.7%
Cargo	189		226	(37)		(16.5)%
Other	961		931	30		3.2%
Total operating revenue	$12,560		$11,953	$607		5.1%

TRASM (cents)	16.58	¢	16.40 ¢	0.18	¢	1.1%
Third-party refinery sales(2)	(0.01)		(0.15)	0.14		NM
DGS sale adjustment(2)	—		(0.09)	0.09		NM
TRASM, adjusted	16.57	¢	16.17 ¢	0.41	¢	2.5%

(1)	The reconciliation above may not calculate exactly due to rounding.

(2)	For additional information on adjustments to TRASM, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main and business cabin and premium products, and loyalty travel awards revenue increased $476 million and $54 million, respectively, compared to the September 2018 quarter. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in ticket revenue was enabled by both business and leisure demand strength. We continue to take delivery of new aircraft that include more premium seats, while also generating higher load factor for premium products.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2018
(in millions)	Three Months Ended September 30, 2019	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$7,971	7.8%	7.0%	4.5%	0.7%	3.2%	2.1	pts
Atlantic	2,060	3.2%	5.4%	4.9%	(2.0)%	(1.6)%	0.5	pts
Latin America	683	1.2%	(1.9)%	(2.3)%	3.2%	3.6%	0.3	pts
Pacific	696	(4.6)%	2.7%	3.3%	(7.2)%	(7.6)%	(0.4)	pts
Total	$11,410	5.7%	5.6%	3.9%	0.1%	1.7%	1.4	pts

Passenger revenue increased $614 million, or 5.7%, compared to the September 2018 quarter. Passenger revenue per available seat mile ("PRASM") increased 1.7%, and passenger mile yield increased 0.1% on 3.9% higher capacity. Load factor increased 1.4 points from the prior year to 88.3%.

Domestic unit revenue increased 3.2%, resulting from our commercial initiatives, including our premium products, as well as high load factors driven by a combination of strong demand and limited industry capacity growth.

Passenger revenue related to our international regions increased 1.1% year-over-year on capacity increases in the Atlantic and Pacific regions and yield growth in Latin America. This growth in passenger revenue was achieved despite the negative impact of foreign currency fluctuations.

Atlantic unit revenue decreased due to foreign currency fluctuations between the U.S. dollar and the Euro and British pound, the uncertain economic outlook in Europe and increased industry capacity. These conditions were partially offset by growth in premium product demand and strong U.S. point of sale.

Unit revenue increased in Latin America for the fourth consecutive quarter as a result of yield growth, mainly in Brazil on reduced industry capacity from the U.S. and in Mexico beach markets. Unit revenue and yield increases were achieved despite the negative impact of Hurricane Dorian in the Bahamas. In the September 2019 quarter we announced our plan to enter into a strategic alliance with LATAM, which is expected to provide greater customer convenience, a more seamless travel experience and to better connect customers from and throughout the Americas.

Unit revenue decreased in the Pacific region primarily due to double-digit capacity growth to Japan and Korea from new routes introduced over the last year, trade related uncertainty and foreign currency fluctuations. We continued to reshape our Pacific network with the August announcement that beginning in March 2020 we will transfer our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers.

Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Loyalty program	$485	$369	$116	31.4%
Ancillary businesses and refinery	291	433	(142)	(32.8)%
Miscellaneous	185	129	56	43.4%
Total other revenue	$961	$931	$30	3.2%

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

The relative value of the brand component has increased, resulting in an additional $130 million primarily within other revenue during the September 2019 quarter. We expect the amended agreements to generate incremental revenues of approximately $500 million during 2019.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $102 million compared to the September 2018 quarter. September 2018 quarter results also included $63 million of revenue from DGS, which was sold in December 2018 and is no longer reflected in ancillary businesses and refinery. These decreases were mitigated by growth in our MRO revenues, which increased $18 million to $209 million during the September 2019 quarter.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Salaries and related costs	$2,884	$2,753	$131	4.8%
Aircraft fuel and related taxes	2,239	2,498	(259)	(10.4)%
Regional carriers expense, excluding fuel	900	885	15	1.7%
Contracted services	685	562	123	21.9%
Depreciation and amortization	631	573	58	10.1%
Passenger commissions and other selling expenses	539	535	4	0.7%
Aircraft maintenance materials and outside repairs	424	371	53	14.3%
Landing fees and other rents	460	439	21	4.8%
Profit sharing	517	399	118	29.6%
Ancillary businesses and refinery	279	410	(131)	(32.0)%
Passenger service	345	329	16	4.9%
Aircraft rent	110	99	11	11.1%
Other	476	455	21	4.6%
Total operating expense	$10,489	$10,308	$181	1.8%

Salaries and related costs. The increase in salaries and related costs is primarily due to pay rate increases for eligible employees. This increase is partially offset by salaries for DGS employees, which are no longer included in salaries and related costs following the sale of that business in December 2018. DGS-related expenses are now recorded in contracted services.

Aircraft Fuel and Related Taxes. Fuel expense decreased $259 million compared to the prior year quarter primarily due to an approximately 10% decrease in the market price per gallon of jet fuel, partially offset by a 2% increase in consumption.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended September 30,		Change	Three Months Ended September 30,		Change
(in millions, except per gallon data) (1)	2019	2018		2019	2018
Fuel purchase cost(2)	$2,313	$2,526	$(213)	$2.00	$2.23	$(0.23)
Fuel hedge impact	(25)	(16)	(9)	(0.02)	(0.01)	(0.01)
Refinery segment impact	(49)	(12)	(37)	(0.04)	(0.01)	(0.03)
Total fuel expense	$2,239	$2,498	$(259)	$1.94	$2.21	$(0.27)
MTM adjustments and settlements(3)	25	16	9	0.02	0.01	0.01
Total fuel expense, adjusted	$2,264	$2,514	$(249)	$1.96	$2.22	$(0.25)

(1)	The reconciliation above may not calculate exactly due to rounding.

(2)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Depreciation and Amortization. The increase in depreciation and amortization primarily results from new aircraft deliveries, fleet modifications and technology enhancements.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations. The increase primarily relates to a higher volume of scheduled engine overhauls on certain aircraft.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $102 million compared to the September 2018 quarter. In addition, costs related to services performed by DGS on behalf of third parties were recorded in ancillary businesses and refinery prior to the sale of that business in December 2018. These decreases were partially offset by growth in our MRO business, as discussed above.

Results of Operations - Nine Months Ended September 30, 2019 and 2018

Operating Revenue

	Nine Months Ended September 30,			Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2019		2018
Ticket - Main cabin	$16,680		$16,139	$541		3.4%
Ticket - Business cabin and premium products	11,306		10,375	931		9.0%
Loyalty travel awards	2,174		1,976	198		10.0%
Travel-related services	1,872		1,617	255		15.8%
Total passenger revenue	$32,032		$30,107	$1,925		6.4%
Cargo	567		651	(84)		(12.9)%
Other	2,969		2,938	31		1.1%
Total operating revenue	$35,568		$33,696	$1,872		5.6%

TRASM (cents)	16.94	¢	16.78 ¢	0.16	¢	1.0%
Third-party refinery sales(2)	(0.05)		(0.27)	0.22		NM
DGS sale adjustment(2)	—		(0.09)	0.09		NM
TRASM, adjusted	16.90	¢	16.42 ¢	0.48	¢	2.9%

(1)	The reconciliation above may not calculate exactly due to rounding.

(2)	For additional information on adjustments to TRASM, see "Supplemental Information" below.

Ticket and Loyalty Travel Awards Revenue

Ticket, including both main and business cabin and premium products, and loyalty travel awards revenue increased $1.5 billion and $198 million, respectively, compared to the nine months ended September 30, 2018. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in ticket revenue was enabled by both business and leisure demand strength. We continue to take delivery of new aircraft that include more premium seats, while also generating higher load factor for premium products.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2018
(in millions)	Nine Months Ended September 30, 2019	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$22,755	7.9%	7.0%	5.1%	0.8%	2.6%	1.5	pts
Atlantic	5,042	4.3%	5.0%	5.0%	(0.7)%	(0.7)%	—	pts
Latin America	2,298	3.2%	(0.7)%	(1.3)%	3.9%	4.5%	0.5	pts
Pacific	1,937	(0.7)%	3.9%	5.3%	(4.4)%	(5.6)%	(1.1)	pts
Total	$32,032	6.4%	5.6%	4.5%	0.7%	1.8%	0.9	pts

Passenger revenue increased $1.9 billion, or 6.4%, compared to the nine months ended September 30, 2018. PRASM increased 1.8% and passenger mile yield increased 0.7% on 4.5% higher capacity. Load factor increased 0.9 points from the prior year period to 86.5%.

Domestic unit revenue increased 2.6%, resulting from our commercial initiatives, including our premium products, as well as high load factors driven by a combination of strong demand and limited industry capacity growth.

Passenger revenue related to our international regions increased 2.9% year-over-year on capacity increases in the Atlantic and Pacific regions and yield growth in Latin America. This growth in passenger revenue was achieved despite the negative impact of foreign currency fluctuations.

Atlantic unit revenue decreased due to foreign currency fluctuations between the U.S. dollar and the Euro and British pound, the uncertain economic outlook in Europe and increased industry capacity. These conditions were partially offset by growth in premium product demand and strong U.S. point of sale.

Unit revenue increased in Latin America as a result of yield growth, mainly in Brazil on reduced industry capacity from the U.S. and in Mexico beach markets. In the September 2019 quarter we announced our plan to enter into a strategic alliance with LATAM, which is expected to provide greater customer convenience, a more seamless travel experience and to better connect customers from and throughout the Americas.

Unit revenue decreased in the Pacific region primarily due to higher capacity to China, Japan and Korea from new routes introduced over the last year, reduced business demand due to an extended Japanese holiday period, trade related uncertainty and foreign currency fluctuations. Despite these challenges, our joint venture with Korean has enabled solid traffic growth and we have continued to reshape our Pacific network with the August announcement that beginning in March 2020 we will transfer our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Loyalty program	$1,443	$1,075	$368	34.2%
Ancillary businesses and refinery	990	1,475	(485)	(32.9)%
Miscellaneous	536	388	148	38.1%
Total other revenue	$2,969	$2,938	$31	1.1%

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

The relative value of the brand component has increased, resulting in an additional $400 million primarily within other revenue during the nine months ended September 30, 2019. We expect the amended agreements to generate incremental revenues of approximately $500 million during 2019.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $442 million compared to the nine months ended September 30, 2018. The 2018 results also included $182 million of revenue from DGS, which was sold in December 2018 and is no longer reflected in ancillary businesses and refinery. These decreases were mitigated by growth in our MRO revenues, which increased $120 million to $646 million during the nine months ended September 30, 2019.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Salaries and related costs	$8,275	$8,004	$271	3.4%
Aircraft fuel and related taxes	6,508	6,693	(185)	(2.8)%
Regional carriers expense, excluding fuel	2,698	2,586	112	4.3%
Contracted services	1,974	1,646	328	19.9%
Depreciation and amortization	1,960	1,759	201	11.4%
Passenger commissions and other selling expenses	1,505	1,473	32	2.2%
Aircraft maintenance materials and outside repairs	1,334	1,233	101	8.2%
Landing fees and other rents	1,321	1,254	67	5.3%
Profit sharing	1,256	991	265	26.7%
Ancillary businesses and refinery	945	1,396	(451)	(32.3)%
Passenger service	938	892	46	5.2%
Aircraft rent	318	291	27	9.3%
Other	1,317	1,305	12	0.9%
Total operating expense	$30,349	$29,523	$826	2.8%

Salaries and related costs. The increase in salaries and related costs is primarily due to pay rate increases for eligible employees. This increase is partially offset by salaries for DGS employees, which are no longer included in salaries and related costs following the sale of that business in December 2018. DGS-related expenses are now recorded in contracted services.

Aircraft Fuel and Related Taxes. Fuel expense decreased $185 million compared to the prior year due to an approximately 6% decrease in the market price per gallon of jet fuel, which was partially offset by a 2% increase in consumption and reduced profitability at our refinery.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data) (1)	2019	2018		2019	2018
Fuel purchase cost(2)	$6,568	$6,814	$(246)	$2.04	$2.17	$(0.13)
Fuel hedge impact	(8)	(20)	12	—	(0.01)	0.01
Refinery segment impact	(52)	(101)	49	(0.01)	(0.03)	0.02
Total fuel expense	$6,508	$6,693	$(185)	$2.03	$2.13	$(0.10)
MTM adjustments and settlements(3)	8	20	(12)	—	0.01	(0.01)
Total fuel expense, adjusted	$6,516	$6,713	$(197)	$2.03	$2.14	$(0.11)

(1)	The reconciliation above may not calculate exactly due to rounding.

(2)	Market price for jet fuel at airport locations, including related taxes and transportation costs.

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

Depreciation and Amortization. The increase in depreciation and amortization primarily results from $93 million of accelerated depreciation in the nine months ended September 30, 2019 due to the decision to early retire our MD-90 fleet by the end of 2022, new aircraft deliveries, fleet modifications and technology enhancements. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on the planned early retirement of our MD-90 fleet.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations. The increase primarily relates to a higher volume of scheduled engine overhauls on certain aircraft during the September 2019 quarter.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $442 million compared to the nine months ended September 30, 2018. In addition, costs related to services performed by DGS on behalf of third parties were recorded in ancillary businesses and refinery prior to the sale of that business in December 2018. These decreases were partially offset by growth in our MRO business, as discussed above.

Non-Operating Results	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Favorable (Unfavorable)	2019	2018	Favorable (Unfavorable)
Interest expense, net	$(70)	$(73)	$3	$(228)	$(244)	$16
Unrealized gain/(loss) on investments, net	(35)	50	(85)	(17)	(171)	154
Miscellaneous, net	(19)	66	(85)	(174)	48	(222)
Total non-operating (expense)/income, net	$(124)	$43	$(167)	$(419)	$(367)	$(52)

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

Refinery Segment

The refinery ("Monroe") primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel and thus lowers our cost of jet fuel compared to what it otherwise would be.

The refinery recorded operating revenue of $1.5 billion and $4.3 billion in the three and nine months ended September 30, 2019, compared to $1.6 billion and $4.8 billion in the three and nine months ended September 30, 2018. Operating revenue in the three and nine months ended September 30, 2019 was primarily composed of $1.1 billion and $3.0 billion of non-jet fuel products exchanged with third parties to procure jet fuel, $304 million and $882 million of sales of jet fuel to the airline segment and $52 million and $360 million of non-jet fuel product sales. Refinery revenues decreased compared to the prior year period due to lower costs of crude oil leading to lower pricing for associated refined products, partially offset by higher refinery run rates during the quarter.

The refinery recorded operating income of $49 million and $52 million in the three and nine months ended September 30, 2019, compared to operating income of $12 million and $101 million in three and nine months ended September 30, 2018.

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

For more information regarding the refinery's results, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)		Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2019		2018				2019		2018
Revenue passenger miles (in millions)	66,862		63,320		5.6%		181,652		172,002		5.6%
Available seat miles (in millions)	75,742		72,875		3.9%		209,911		200,842		4.5%
Passenger mile yield	17.07	¢	17.05	¢	0.1%		17.63	¢	17.50	¢	0.7%
PRASM	15.06	¢	14.81	¢	1.7%		15.26	¢	14.99	¢	1.8%
TRASM	16.58	¢	16.40	¢	1.1%		16.94	¢	16.78	¢	1.0%
TRASM, adjusted(2)	16.57	¢	16.17	¢	2.5%		16.90	¢	16.42	¢	2.9%
CASM	13.85	¢	14.14	¢	(2.1)%		14.46	¢	14.70	¢	(1.6)%
CASM-Ex(2)	9.84	¢	9.61	¢	2.4%		10.31	¢	10.18	¢	1.3%
Passenger load factor	88.3%		86.9%		1.4	pts	86.5%		85.6%		0.9	pts
Fuel gallons consumed (in millions)	1,154		1,135		1.8%		3,215		3,137		2.5%
Average price per fuel gallon(3)	$1.94		$2.21		(12.2)%		$2.03		$2.13		(4.7)%
Average price per fuel gallon, adjusted(3)(4)	$1.96		$2.22		(11.5)%		$2.03		$2.14		(5.3)%

(1)	Includes the operations of our regional carriers under capacity purchase agreements.

(2)	Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.

(3)	Includes the impact of fuel hedge activity and refinery segment results.

(4)	Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and nine months ended September 30, 2019 and 2018.

Fleet Information

As part of our fleet transformation, during the quarter we took delivery of 20 mainline aircraft and one CRJ-900 aircraft, and removed 14 aircraft from our active fleet. Our operating aircraft fleet and commitments at September 30, 2019 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	3	21	67	91	18.1	—	—
B-737-700	10	—	—	10	10.7	—	—
B-737-800	73	4	—	77	18.0	—	—
B-737-900ER	88	—	42	130	3.1	—	—
B-757-200	91	7	2	100	22.1	—	—
B-757-300	16	—	—	16	16.6	—	—
B-767-300ER	56	—	—	56	23.3	—	—
B-767-400ER	21	—	—	21	18.8	—	—
B-777-200ER	8	—	—	8	19.8	—	—
B-777-200LR	10	—	—	10	10.5	—	—
A220-100	24	1	—	25	0.4	20	—
A220-300	—	—	—	—	—	50	50
A319-100	55	—	2	57	17.6	—	—
A320-200	58	—	4	62	24.1	—	—
A321-200	51	12	31	94	1.5	33	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	14.5	—	—
A330-300	28	—	3	31	10.7	—	—
A330-900neo	3	1	—	4	0.2	31	—
A350-900	13	—	—	13	1.6	16	—
MD-88	54	10	—	64	28.7	—	—
MD-90	30	—	—	30	22.4	—	—
Total	703	56	151	910	15.0	250	150

(1)	Excludes certain aircraft we own, lease or have committed to purchase (including 8 CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.

We have agreed to acquire four A350 aircraft from LATAM, which are included in the table above. In addition, we plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025. For more information regarding our planned strategic alliance with LATAM, see Note 4, "Investments", of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at September 30, 2019:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	5	109	—	—	156
SkyWest Airlines, Inc.	75	14	43	—	54	186
Compass Airlines, Inc. (2)	—	—	—	—	36	36
Republic Airways, Inc.	—	—	—	22	16	38
GoJet Airlines, LLC (3)	—	20	7	—	—	27
Total	117	39	159	22	106	443

(1)	Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

(2)	In the September 2019 quarter we and Compass Airlines, Inc., agreed not to renew our contract and to end our relationship by the end of 2020.

(3)
In the September 2019 quarter we and GoJet Airlines, LLC, agreed not to renew our CRJ-700 contract and to end those operations by the end of 2020. The seven CRJ-900 are under contract through 2022 and subject to further negotiation.

Financial Condition and Liquidity

We expect to meet our cash needs for the next twelve months with cash flows from operations, cash and cash equivalents, restricted cash equivalents and financing arrangements. As of September 30, 2019, we had $5.0 billion in unrestricted liquidity, consisting of $1.9 billion in cash and cash equivalents and $3.1 billion in available revolving credit facilities. During the nine months ended September 30, 2019, we used existing cash, cash received from financings and cash generated from operations to fund capital expenditures of $3.9 billion and return $2.5 billion to shareholders.

Sources of Liquidity
Operating Activities

We generated cash flows from operations of $7.5 billion and $5.8 billion in the nine months ended September 30, 2019 and 2018, respectively. We expect to continue generating cash flows from operations during the remainder of 2019.

Our operating cash flow is impacted by the following factors:

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

Fuel. Fuel expense represented approximately 21% of our total operating expenses for the nine months ended September 30, 2019. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We have no minimum funding requirements in 2019. However, we voluntarily contributed $500 million to our qualified defined benefit pension plans during the June 2019 quarter. During the March 2018 quarter we also voluntarily contributed $500 million to our qualified defined benefit pension plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the nine months ended September 30, 2019, we accrued $1.3 billion in profit sharing expense based on the year-to-date performance and current expectations for 2019 profit.

We paid $1.3 billion in profit sharing in February 2019 related to our 2018 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. The 2019 profit sharing payment will be made in February 2020.

Investing Activities

Capital Expenditures. Our capital expenditures were $3.9 billion and $3.8 billion for the nine months ended September 30, 2019 and 2018, respectively. Our capital expenditures during the nine months ended September 30, 2019 were primarily related to the purchases of aircraft, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of certain aircraft. Our expected 2019 investments of $4.5 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as aircraft modifications, the majority of which relate to cabin enhancements throughout our fleet.

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe. We are evaluating the impact of this announcement on our future Airbus deliveries.

Equity Investments. We have acquired 10% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air, during 2019, for $170 million.

In the September 2019 quarter we announced our plan to enter into a strategic alliance with LATAM Airlines Group S.A. Subject to regulatory approval, specifically requirements under the Hart-Scott-Rodino Antitrust Improvement Act, we plan to commence a tender offer for the acquisition of up to 20% of the common shares of LATAM at a price per share of $16, to be funded with newly issued debt and available cash. In addition, to support the establishment of the strategic alliance, we will invest $350 million, $150 million of which was disbursed in the September 2019 quarter. As part of our planned strategic alliance with LATAM, we have also agreed to acquire four A350 aircraft from LATAM and plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025.

This alliance is expected to generate new growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures, including Delta's existing partnership with Aeroméxico. We plan to sell our GOL ownership stake and wind down our commercial agreements with GOL to facilitate the formation of our strategic alliance with LATAM.

Los Angeles International Airport ("LAX") Construction. We executed a modified lease agreement during 2016 with the City of Los Angeles ("the City"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX. Under the lease agreement, we have relocated certain airlines and other tenants located in Terminals 2 and 3 to Terminals 5 and 6 and undertaken various initial projects to enable operations from Terminals 2 and 3 during the project. We are now designing and constructing the redevelopment of Terminal 3 and enhancement of Terminal 2, which also includes rebuilding the ticketing and arrival halls and security checkpoint, construction of core infrastructure to support the City's planned airport people mover, ramp improvements and construction of a secure connector to the north side of the Tom Bradley International Terminal. Construction is expected to be completed by 2024.

Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.6 billion to purchase completed project assets. The lease allows for a maximum reimbursement by the City of $1.8 billion. Costs we incur in excess of such a maximum will not be reimbursed by the City.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility will be repaid with the proceeds from the City’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we expect to spend approximately $200 million on this project during 2019, of which $134 million was incurred in the nine months ended September 30, 2019.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we expect to spend approximately $560 million on this project during 2019, of which $430 million was incurred in the nine months ended September 30, 2019.

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

The principal amount of debt and finance leases was $10.0 billion at September 30, 2019.

Capital Return to Shareholders. During the nine months ended September 30, 2019, we repurchased and retired 34 million shares of our common stock at a cost of $1.8 billion.

In the September 2019 quarter, the Board of Directors approved and we paid a quarterly dividend of $0.4025 per share, for total cash dividends of $260 million. In addition, on October 9, 2019, the Board of Directors approved and we will pay a quarterly dividend of $0.4025 per share to shareholders of record as of November 13, 2019.

Undrawn Lines of Credit

We have $3.1 billion available in undrawn revolving lines of credit. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Covenants

We were in compliance with the covenants in our financings at September 30, 2019.

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

Pre-tax income, adjusted

The following table shows a reconciliation of pre-tax income (a GAAP measure) to pre-tax income, adjusted (a non-GAAP financial measure). We adjust pre-tax income for the following items to determine pre-tax income, adjusted for the reasons described below.

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

•	DGS sale adjustment. Because we sold DGS in December 2018, we have excluded the impact of DGS from 2018 results for comparability.

	Three Months Ended September 30,
(in millions)	2019	2018
Pre-tax income	$1,947	$1,688
Adjusted for:
MTM adjustments and settlements	(25)	(16)
Equity investment MTM adjustments	10	(7)
Unrealized gain/loss on investments	35	(50)
DGS sale adjustment	—	(9)
Pre-tax income, adjusted	$1,967	$1,606

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for the following items to determine TRASM, adjusted for the reasons described below.

•
Third-party refinery sales. We adjust TRASM for refinery sales to third parties to determine TRASM, adjusted because these revenues are not related to our airline segment. TRASM, adjusted therefore provides a more meaningful comparison of revenue from our airline operations to the rest of the airline industry.

•	DGS sale adjustment. We adjust for the DGS sale for the same reason described above under the heading pre-tax income, adjusted.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
TRASM	16.58	¢	16.40 ¢	16.94	¢	16.78 ¢
Adjusted for:
Third-party refinery sales	(0.01)		(0.15)	(0.05)		(0.27)
DGS sale adjustment	—		(0.09)	—		(0.09)
TRASM, adjusted	16.57	¢	16.17 ¢	16.90	¢	16.42 ¢

CASM-Ex

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We adjust CASM for the following items to determine CASM-Ex for the reasons described below.

•
Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•
Ancillary businesses and refinery. We adjust for expenses related to aircraft maintenance we provide to third parties, our vacation wholesale operations, our private jet operations, as well as refinery cost of sales to third parties. Results from 2018 also include staffing services performed by DGS. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these areas to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•
Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CASM	13.85 ¢	14.14 ¢	14.46 ¢	14.70 ¢
Adjusted for:
Aircraft fuel and related taxes	(2.96)	(3.43)	(3.10)	(3.33)
Ancillary businesses and refinery	(0.37)	(0.56)	(0.45)	(0.70)
Profit sharing	(0.68)	(0.54)	(0.60)	(0.49)
CASM-Ex	9.84 ¢	9.61 ¢	10.31 ¢	10.18 ¢

Free Cash Flow

We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

•
Net redemptions of short-term investments. Net redemptions of short-term investments represent the net purchase and sale activity of investments and marketable securities in the period, including gains and losses. We adjust for this activity to provide investors a better understanding of the company's free cash flow generated by our operations.

•
Strategic investments. Cash flows related to our investment in Hanjin-KAL, the largest shareholder of Korean Air, are included in our GAAP investing activities. We adjust free cash flow for this activity because it provides a more meaningful comparison to the airline industry.

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

	Three Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$2,245	$1,500
Net cash used in investing activities	(1,125)	(903)
Adjustments:
Net redemptions of short-term investments	—	(42)
Strategic investments	81	—
Net cash flows related to certain airport construction projects and other	229	100
Total free cash flow	$1,430	$655

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2019 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2019 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the September 2019 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
July 2019	1,011,174	$61.10	1,011,174	$1,440
August 2019	1,382,096	$58.45	1,382,096	$1,360
September 2019	1,126,813	$58.49	1,126,813	$1,295
Total	3,520,083		3,520,083

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Framework Agreement, dated as of September 26, 2019, by and between LATAM Airlines Group S.A. and Delta Air Lines, Inc.*

15	Letter from Ernst & Young LLP regarding unaudited interim financial information

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019

31.2	Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL
____________
*    Portions of this exhibit have been omitted as confidential information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Finance and Controller
(Principal Accounting Officer)
October 10, 2019