Form 10-K
period 2019-12-31
DELTA AIR LINES, INC.
filed 2020-02-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-5424
DELTA AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-0218548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 20706
Atlanta, Georgia	30320-6001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (404) 715-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DAL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was approximately $36.9 billion.
On January 31, 2020, there were outstanding 640,093,995 shares of the registrant's common stock.
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

Part I

ITEM 1. BUSINESS

General

We are the leading U.S. global airline serving 200 million customers every year. We connect customers across our expansive global network to more than 300 destinations in over 50 countries. We are the world’s largest airline by total revenues and the most profitable with five consecutive years of $5 billion or more in pre-tax income.

We are committed to industry-leading safety and reliability and are consistently among the industry’s best performers. Our employees provide world-class travel experiences for our customers and give back to the communities where they live, work and serve. Our people and service are our strongest competitive advantage creating significant customer satisfaction improvements. Other key competitive advantages include operational reliability, our global network, customer loyalty and our investment grade balance sheet.

We have diversified revenue streams beyond the basic sale of an airline ticket in order to reduce the impact of cyclicality on our results. Our growing partnership with American Express provides a co-brand revenue stream tied to broader consumer spending. Our focus in recent years on premium products and customer segmentation has enhanced our revenue growth and reduced reliance on the most price sensitive customer segment. We also maintain complementary portfolio businesses, such as our Maintenance, Repair and Overhaul (“MRO”) division, where we are well positioned for significant organic growth through contractual agreements with jet engine manufacturers.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at Hartsfield- Jackson Atlanta International Airport in Atlanta, Georgia. Our telephone number is (404) 715-2600 and our internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

The Delta Brand

We have the world’s most valuable airline brand, one that is mentioned not just among the best global airlines, but also alongside top consumer brands. Over the last decade, we significantly improved the quality and reliability of our operations. As a result, customer satisfaction scores have more than tripled. With operational excellence and best-in-class service, we are earning our customers' trust and preference. Our continued investment in operations, product, service, airports and technology are reshaping customer perception of our brand and driving increased customer loyalty.

Our Global Network and Fleet

We offer more than 5,000 daily departures and as many as 15,000 affiliated departures including the premier SkyTeam alliance, of which Delta is a founding member. We generate over 70% of our passenger revenue from our domestic network, centered around high-margin core hubs in Atlanta, Minneapolis-St. Paul, Detroit and Salt Lake City. These core hub positions complement strong coastal hub positions in Boston, Los Angeles, New York-LaGuardia, New York-JFK and Seattle. We have agreements with domestic regional carriers that operate as Delta Connection® to feed traffic to our domestic hubs.

We serve the Transatlantic, Transpacific and Latin America markets directly on Delta and through joint ventures with global airline partners. Internationally, we have significant hubs and market presence in Amsterdam, London-Heathrow, Mexico City, Paris-Charles de Gaulle and Seoul-Incheon. We will become the largest U.S. carrier to Tokyo-Haneda in 2020 as we consolidate operations in Tokyo, the preferred airport for the local and corporate markets.

Through innovative alliances with Aeroméxico, Air France-KLM, China Eastern, Korean Air, Virgin Atlantic and Virgin Australia and alliances pending regulatory approval with LATAM Airlines and WestJet, we are bringing more choice to customers worldwide. Our strategic relationships with these international airlines are an important part of our business as they improve our access to markets around the world and enable us to provide customers a more seamless global travel experience across our alliance network. We and our alliance partners collectively serve over 140 countries and more than 900 destinations around the world, extending our network reach to cover approximately 98% of global gross domestic product. The most significant of these arrangements are commercial joint ventures that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. In some cases, we have reinforced strategic alliances through equity investments where we have opportunity to create deep relationships and maximize commercial cooperation.

Our network is supported by a fleet of over 1,000 aircraft that is varied in size and capabilities, giving us flexibility to adjust aircraft to the network. We are currently refreshing our fleet, acquiring new, more fuel efficient aircraft with increased premium seating, to replace older aircraft. We are also reducing our fleet complexity with fewer aircraft types. The evolution from a legacy fleet to a more optimal fleet suited to the scale of our network will provide substantial efficiency benefits and further efforts to reduce our carbon footprint.

Expanded Products and Services

Over the last decade we have fundamentally transformed our business. We have invested in our people, our product and our reliability to alter the commodity-like nature of air travel. We have a retail oriented, merchandised approach to distribution with well-defined and differentiated products for our customers. Through improved product segmentation, we offer distinct travel experiences with clear value propositions that enable customer choice. In 2019, approximately one-third of our passenger revenues were from premium products, which include Delta One®, Delta Premium Select, First Class and Delta Comfort+®. Main Cabin products, including Basic Economy, represented approximately half of our revenue in 2019 and provide varying levels of pre-travel flexibility as well as our exceptional service onboard the aircraft.

Our tickets are sold through various distribution channels, with 52% of tickets sold through direct channels. These include digital channels, such as delta.com and the Fly Delta app, and our reservations specialists where we deliver more direct, personalized interactions with our customers at reduced distribution costs. Indirect distribution channels include online travel agencies and traditional "brick and mortar" agencies. We make fare and product information widely available across those channels, ensuring customers always receive the best information and service options.

We are implementing merchandising initiatives across our distribution channels to allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction. This merchandising effort is most effective in Delta's digital channels where customers can compare all product options in a single, easy to understand display.

Innovative Technology to Improve Service and Efficiency

Our objective is to make technology a strategic differentiator. We continue to invest in technological improvements that support our operations and provide tools for our employees. These investments include improvements to infrastructure and technology architecture to unify and improve access to data sources and continue innovations in customer facing applications. This digital transformation is enhancing interactions with our customers and allows our people to deliver more personalized service, further enhancing the customer experience and strengthening our brand.

Through the development of innovative new technologies, we can better serve customers and give our employees the best tools. For our customers, we are making investments in the Fly Delta app, in the airport and onboard our aircraft. We are evolving the Fly Delta app into a digital travel concierge for our customers to offer convenient services on the day of travel and deliver thoughtful notifications to make their travel journeys more seamless. In the airport, we are investing to create a smoother, less stressful travel experience. On board the aircraft, we continue to invest in in-flight entertainment with the most seat-back screens in the sky and free messaging. For our employees, we are investing in applications that allow our people to have more meaningful interactions with our customers, as well as tools to make our employees safer and better able to do their jobs.

Customer Loyalty Program

Our SkyMiles® loyalty program is designed to grow customer loyalty by offering incentives to customers to increase travel on Delta. As Delta's brand has strengthened, the SkyMiles® program has seen an acceleration in membership growth. We see opportunity to continue this momentum as we increase customer engagement and expand mileage redemption options and revamp our co-brand card offerings.

The loyalty program allows program members to earn mileage credit ("miles") for award redemptions such as flights and upgrades, by flying on Delta, our regional carriers and other participating airlines. Miles may also be earned by using certain services offered by program participants, such as credit card companies, hotels, car rental agencies and ridesharing companies. In addition, individuals may purchase miles. Miles do not expire, but are subject to the program rules. We reserve the right to terminate the program with six months advance notice, and to change the program's terms and conditions at any time without notice.

Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. In early 2019, we amended our primary co-brand agreement and other related agreements with American Express. The new agreements increase the amount of total benefit that we receive and extend the duration of the relationship to 2029. In 2019, cash sales from American Express totaled $4 billion, which is expected to grow to nearly $7 billion by 2023.

Loyalty program miles can be redeemed for air travel (including upgrades) on Delta and participating airlines, for membership in our Delta Sky Clubs® and for other awards. We are expanding redemption opportunities and recently began enabling customers to redeem miles for bag fees. We offer last-seat availability for travel awards on our own flights (including most Delta Connection flights). Miles are subject to certain transfer restrictions and travel awards on partner airlines are subject to capacity-controlled seating. In 2019, 8.9% of revenue miles flown on Delta were from award travel, as program members redeemed miles in the loyalty program for 20 million award redemptions.

Joint Ventures, Equity Investments and Alliances

Joint Venture Agreements. We have implemented four separate joint venture arrangements with foreign carriers, each of which has been granted antitrust immunity from the U.S. Department of Transportation ("DOT"). We have reinforced a number of the agreements through equity investments in those carriers.

Each of our joint venture arrangements provides for joint commercial cooperation with the relevant partner within the geographic scope of the arrangement, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network and schedule planning and other coordinated activities with respect to the parties' operations on joint venture routes. Our implemented commercial joint ventures consist of the following:

•A combined joint venture with Air France, KLM and Virgin Atlantic with respect to transatlantic traffic flows. In addition to the joint venture, we own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways and a non-controlling 9% ownership stake in the parent company of Air France and KLM.

•A joint venture with Aeroméxico with respect to trans-border traffic flows between the U.S. and Mexico. In addition to the joint venture, we own a non-controlling 51% equity stake in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico. In addition, we and Aeroméxico have established a joint venture relating to an airframe MRO operation located in Queretaro, Mexico.

•A joint venture with Korean Air with respect to traffic flows between the United States and certain countries in Asia. In addition to the joint venture, we own a 10% equity stake in Hanjin-KAL, the largest shareholder of Korean Air.

•A joint venture with Virgin Australia and its affiliated carriers with respect to traffic flows between North America and Australia/New Zealand.

We have entered into a joint venture agreement with WestJet with respect to trans-border traffic flows between the U.S. and Canada. Canadian authorities have approved the joint venture, but it remains subject to required approvals of the U.S. DOT.

In 2019, we entered into a framework agreement with LATAM Airlines Group S.A. (“LATAM”) to form a strategic alliance. Pursuant to that agreement, we acquired a non-controlling 20% equity stake in LATAM in January 2020. The parties are in the process of finalizing definitive agreements to implement the strategic alliance and once finalized, the agreements will be submitted for approval by regulatory authorities. Pursuant to the framework agreement, we agreed to make transition payments to LATAM totaling $350 million, $200 million of which was disbursed in 2019, and also agreed to acquire four A350 aircraft from LATAM and plan to assume ten of LATAM’s A350 purchase commitments from Airbus, with deliveries through 2025. In order to facilitate the formation of our strategic alliance with LATAM, we have sold our ownership stake in GOL and are winding down our commercial agreements.

Enhanced Commercial Agreements with China Eastern. We own a 3% equity interest in China Eastern, with whom we have a strategic joint marketing and commercial cooperation arrangement covering traffic flows between China and the U.S., which includes reciprocal codesharing, loyalty program participation, airport lounge access and joint sales cooperation.

SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aeroflot, Aerolíneas Argentinas, Aeroméxico, Air Europa, Air France, Alitalia, China Airlines, China Eastern, CSA Czech Airlines, Garuda Indonesia, Kenya Airways, KLM, Korean Air, Middle East Airlines, Saudi Arabian Airlines, Tarom, Vietnam Airlines and Xiamen Airlines. Through alliance arrangements with other SkyTeam carriers, Delta is able to link its network with the route networks of the other member airlines, providing opportunities to increase connecting traffic while offering enhanced customer service through reciprocal codesharing and loyalty program participation, airport lounge access and cargo operations.

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities in the domestic market. These arrangements enable us to better match capacity with demand in these markets. Approximately 15% of our passenger revenue in 2019 was related to flying by regional air carriers.

Through our regional carrier program, Delta Connection®, we have contractual arrangements with regional carriers to operate aircraft using our "DL" designator code. We currently have contractual arrangements with:

•Compass Airlines, LLC ("Compass") and GoJet Airlines, LLC ("GoJet"), both subsidiaries of Trans States Holdings, Inc. ("Trans States");
•Endeavor Air, Inc., a wholly owned subsidiary of ours;
•Republic Airline, Inc. ("Republic"), a subsidiary of Republic Airways Holdings, Inc.; and
•SkyWest Airlines, Inc., a subsidiary of SkyWest, Inc.

We have agreed with each of Compass and GoJet not to renew our existing arrangements and end our relationship with each by the end of 2020.

Our contractual agreements with regional carriers primarily are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers' flights operating under our "DL" designator code. We are entitled to all ticket, cargo, mail, in-flight and ancillary revenues associated with these flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least ten years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

SkyWest Airlines operates some flights for us under a revenue proration agreement. This proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Global Impact

As we connect people with communities, experiences and each other, we are committed to doing our part to build a better world. Giving back to the communities where we live, work and serve is part of our culture, and we have pledged to give one percent of our annual net income back to communities across the globe. As a purpose-driven and values-led company, we are committed to reducing our environmental impact. We were among the leaders in the industry to offer comprehensive onboard recycling to our passengers and are working to reduce our use of single-use plastics. The chief focus of reducing our impact on the environment is jet fuel, which is the primary contributor to our carbon footprint. We continue to focus on increasing fuel efficiency as we replace older aircraft with more fuel-efficient jets and improve the efficiency of our existing aircraft through operational efforts.

Other Businesses

Cargo

Through our global network, our cargo operations are able to connect the world's major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, a global airline cargo alliance, whose other members are Aeroflot, Aerolíneas Argentinas, Aeroméxico Cargo, Air France-KLM Cargo, Alitalia Cargo, China Airlines Cargo, China Cargo Airlines, Czech Airlines Cargo, Korean Air Cargo and Saudia Cargo. SkyTeam Cargo offers a global network spanning six continents.

Related Businesses

We have several other businesses arising from our airline operations. In 2019, the total revenue from these businesses was approximately $1.2 billion.

•In addition to providing maintenance and engineering support for our fleet of over 1,000 mainline and regional aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.

•Our vacation wholesale subsidiary, Delta Vacations, provides vacation packages to third-party consumers.

•Delta Private Jets, until January 2020 a wholly-owned subsidiary, provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour. In January 2020, we combined Delta Private Jets with Wheels Up, establishing one of the world’s largest owned and managed fleets of private aircraft. We now own an equity stake in Wheels Up.

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

The following table shows our aircraft fuel consumption and costs.

Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2019	4,214	$8,519	$2.02	21.1%
2018	4,113	$9,020	$2.20	23.0%
2017	4,032	$6,756	$1.68	19.2%

(1)Includes the operations of our regional carriers operating under capacity purchase agreements.
(2)Includes the impact of fuel hedge activity and refinery segment results.

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

Fuel Hedging Program

Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s inventory. We may utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

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

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), services, products, customer service and loyalty programs. The industry has evolved through mergers and new entry, both domestically and internationally, and evolution in international alliances. Consolidation in the airline industry, the presence of subsidized government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with significant financial resources, extensive global networks and competitive cost structures.

Domestic

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra low-cost carriers, including Spirit Airlines, Frontier Airlines and Allegiant Air, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and key airports. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers.

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

In addition, several joint ventures among U.S. and foreign carriers, including our joint ventures, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received antitrust immunity include a transatlantic alliance among United Airlines, Air Canada and Lufthansa German Airlines, a transpacific joint venture between United Airlines and All Nippon Airways, a transatlantic joint venture among American Airlines, British Airways and Iberia, a transpacific joint venture between American Airlines and Japan Air Lines and a transpacific joint venture between American Airlines and Qantas.

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

The DOT has jurisdiction over certain economic and consumer protection matters, such as unfair or deceptive practices and methods of competition, advertising, denied boarding compensation, baggage liability and disabled passenger transportation. The DOT also has authority to review certain joint venture agreements between domestic and international carriers. The DOT engages in regulation of economic matters such as transactions involving allocation of "slots" or similar regulatory mechanisms which limit the rights of carriers to conduct operations at airports where such mechanisms are in place. The FAA has primary responsibility for matters relating to the safety of air carrier flight operations, including airline operating certificates, control of navigable air space, flight personnel, aircraft certification and maintenance and other matters affecting air safety.

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

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia and JFK in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. Similarly, our operations at Tokyo's Haneda airport, London's Heathrow airport and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

In 2016, ICAO formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). This program establishes a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2021, based on a 2019-2020 baseline. A pilot phase of the offset program will begin in 2021, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, and the United States has agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. We submitted our CORSIA Emissions Monitoring Plan to the FAA in 2019 and are monitoring emissions for the 2019-2020 baseline period. In 2017, ICAO also adopted new aircraft certification standards to reduce carbon dioxide (CO2) emissions from aircraft. The new aircraft certification standards apply to new aircraft types in 2020 and to new in-production aircraft starting in 2023 but no later than 2028. These standards will not apply to existing in-service aircraft. However, exemption from the certification requirement could affect how these aircraft are treated under other programs governing CO2 emissions.

In 2016, the U.S. Environmental Protection Agency ("EPA") issued a final finding under the Clean Air Act that greenhouse gases threaten the public health and welfare, and further determined that aircraft cause or contribute to greenhouse gases. The endangerment finding does not establish standards, but triggers an obligation for the EPA to regulate greenhouse gas emissions from aircraft. The EPA has historically implemented air emissions control standards adopted by ICAO; however, the EPA has yet to issue regulations to regulate greenhouse gas emissions from aircraft pursuant to the 2016 endangerment finding.

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

Under the Energy Independence and Security Act of 2005 and 2007, the Renewable Fuel Standard ("RFS") was created, setting up specific targets of renewable fuel to be used in the U.S. economy by mandating the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refiner may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because Monroe blends only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases primarily in response to predictions about what the EPA and/or the U.S. Congress will do with respect to compliance obligations.

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

Employee Matters

Railway Labor Act

Our relations with labor unions representing our airline employees in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board ("NMB") an application alleging a representation dispute, along with authorization cards signed by at least 50% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. A labor union will be certified as the representative of the employees in a craft or class if more than 50% of votes cast are for representation. A certified labor union would commence negotiations toward a collective bargaining agreement with the employer.

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

Collective Bargaining

As of December 31, 2019, we had approximately 91,000 full-time equivalent employees, approximately 19% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	13,082	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	443	PAFCA	November 1, 2024
Endeavor Air Pilots	1,872	ALPA	January 1, 2024
Endeavor Air Flight Attendants	1,492	AFA	December 31, 2018

We are in discussions with representatives of our pilots and Endeavor Air flight attendants regarding terms of amendable collective bargaining agreements.

In addition to the domestic airline employee groups discussed above, 199 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2022. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self help upon the expiration of the agreement.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Information About Our Executive Officers

Edward H. Bastian, Age 62: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer of Acuity Brands (June 2005 - July 2005); Senior Vice President - Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Peter W. Carter, Age 56: Executive Vice President - Chief Legal Officer of Delta since July 2015; Partner of Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Glen W. Hauenstein, Age 59: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President - Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director - Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President- Network of Continental Airlines (2003); Senior Vice President - Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Paul A. Jacobson, Age 48: Executive Vice President - Chief Financial Officer of Delta since August 2013; Senior Vice President and Chief Financial Officer of Delta (March 2012 - July 2013); Senior Vice President and Treasurer of Delta (December 2007 - March 2012); Vice President and Treasurer of Delta (August 2005 - December 2007).

William P. Lentsch, Age 56: Executive Vice President - Flying/Air Operations of Delta since August 2018; Senior Vice President - Delta Connection and Delta Global Services, CEO - Endeavor Air (April 2017 - August 2018); Senior Vice President - Airport Customer Service and Airline Operations of Delta (September 2013 - April 2017); Senior Vice President - Minnesota Operations of Delta (June 2009 - September 2013); Senior Vice President - Flight Operations of Northwest Airlines, Inc. (October 2008 - June 2009); Vice President - Flight Operations of Northwest Airlines, Inc. (October 2007 - October 2008); Vice President - Customer Service - Minneapolis of Northwest Airlines, Inc. (May 2006 - October 2007); Vice President - Station Operations of Northwest Airlines, Inc. (July 2005 - May 2006).

Rahul Samant, Age 53: Executive Vice President - Chief Information Officer of Delta since January 2018; Senior Vice President and Chief Information Officer of Delta (February 2016 - December 2017); Senior Vice President and Chief Digital Officer of American International Group, Inc. (January 2015 - February 2016); Senior Vice President and Global Head, Application Development and Management of American International Group, Inc. (September 2012 - December 2014); Managing Director of Bank of America (1999 - September 2012).

Steven M. Sear, Age 54: President, International and Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines, Inc. (June 2005 - October 2008).

Joanne D. Smith, Age 61: Executive Vice President and Chief People Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

W. Gil West, Age 59: Senior Executive Vice President and Chief Operating Officer of Delta since February 2016; Executive Vice President and Chief Operating Officer of Delta (March 2014 - February 2016); Senior Vice President - Airport Customer Service and Technical Operations of Delta (February 2012 - February 2014); Senior Vice President - Airport Customer Service of Delta (March 2008 - January 2012); President and Chief Executive Officer of Laidlaw Transit Services (2006 - 2007).
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
As a regular part of our ordinary business operations, we collect and store sensitive data, including information necessary for our operations, personal information of our passengers and employees and information of our business partners. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy.
Our information systems and those of our service providers are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information, or those of our service providers, including through fraud or other means of deception. Hardware or software we develop, acquire or use in connection with our systems may contain defects that could unexpectedly compromise information security. For example, we were notified in 2018 that a third-party vendor of chat services for Delta and other companies determined it had been involved in a cyber incident for a short period in 2017. We have incurred remedial, legal and other costs in connection with this incident but the costs are not material to our financial position or results of operations.
The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and regular attacks on our systems, we regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. In addition to continuously risk assessing and reviewing our procedures, processes and technologies, we also continue to monitor, review and update the process and control requirements we expect our third parties and vendors to leverage and implement for the protection of Delta information that is in their care. However, the constantly changing nature of the threats means that we may not be able to prevent all information security breaches or misuse of data.
The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, our information or that of our customers, employees or business partners or failure to comply with regulatory or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures may increase.

Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.
Disruptions in our information technology network could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our network, including third-party networks we utilize and on which we depend, could impact our customer service and result in increased costs. While we have in place initiatives to prevent disruptions and disaster recovery plans (including the creation of a back-up data center) and continue to invest in improvements to these initiatives and plans, these measures may not be adequate to prevent a business disruption and any material adverse financial and reputational consequences to our business.

Failure of our technology to perform effectively could have a material adverse effect on our business.

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

An important part of our strategy to expand our global network has been to make significant investments in airlines in other parts of the world and expand our commercial relationships with these carriers, including through joint ventures. We expect to continue exploring ways to expand our relationships with other carriers as part of our global business strategy. These investments and relationships involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected financial results. These events could have a material adverse effect on our operating results.

In addition, we are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods. To the extent that the operations of any of these carriers are disrupted over an extended period or their actions have a significant adverse effect on our operations, our results of operations could be materially adversely affected.

In certain circumstances, we also may be subject to consequences of the failure of these carriers to comply with laws and regulations, including U.S. laws to which they may be subject. For example, we may be subject to consequences from improper behavior of our joint venture partners, including for failure to comply with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act. Such a result could have a material adverse effect on our operating results.

Agreements governing our debt, including credit agreements, include financial and other covenants. Failure to comply with these covenants could result in events of default.

Our primary credit facility has various financial and other covenants that require us to maintain a minimum fixed charge coverage ratio and a minimum asset coverage ratio. We have other smaller facilities, some of which are secured and also contain collateral coverage ratios. A decline in the value of our assets supporting these facilities from factors that are not under our control could affect one or more of the ratios. In addition, the credit facilities contain other negative covenants customary for such financings. These covenants are subject to important exceptions and qualifications. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result.

The credit facilities also contain other events of default customary for such financings. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable and where applicable, repossess collateral, which may include aircraft or other valuable assets. In addition, an event of default or declaration of acceleration under any of the credit facilities could also result in an event of default under other of our financing agreements. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under the credit facilities or other financing arrangements.

Employee strikes and other labor-related disruptions may have a material adverse effect on our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2019, approximately 19% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. The collective bargaining agreement with our pilots became amendable on December 31, 2019 and we are in discussions with representatives of the pilots regarding terms of the collective bargaining agreement. Monroe's relations with unions representing its employees are governed by the NLRA, which generally allows self help after a collective bargaining agreement expires.

If we or our subsidiaries are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act or the NLRA, as the case may be. Strikes or labor disputes with our unionized employees may have a material adverse effect on our ability to conduct business. Likewise, if third-party regional carriers with whom we have contract carrier agreements are unable to reach agreement with their unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a material adverse effect on our operations.

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

Our operating results are significantly impacted by changes in the price of aircraft fuel. Over the last decade, fuel prices have increased substantially at times and have been highly volatile. In 2019, our average fuel price per gallon, including the impact of fuel hedges, was $2.02, an 8.2% decrease from our average fuel price in 2018. In 2018, our average fuel price per gallon was $2.20, a 31.0% increase from our average fuel price in 2017 of $1.68. Fuel costs represented 21.1%, 23.0% and 19.2% of our operating expense in 2019, 2018 and 2017, respectively.
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
The competitive nature of the airline industry may affect our ability to pass along rapidly increasing fuel costs to our customers. In addition, because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase. At times in the past, we often were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future.
Significant extended disruptions in the supply of aircraft fuel, including from Monroe, could have a material adverse effect on our operations and operating results.
Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or taxes, changes in refining capacity, environmental concerns and other unpredictable events may impact crude oil and fuel supply and could result in shortages in the future. Shortages in fuel supplies could have negative effects on our results of operations and financial condition.
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
An environmental or other incident associated with the operation of the Monroe refinery could have a material adverse effect on our consolidated financial results if insurance is unable to cover a significant liability. In addition, such an incident could damage our reputation.
Monroe's refining operations are subject to various hazards unique to refinery operations, including explosions, fires, toxic emissions and natural catastrophes. Monroe could incur substantial losses, including cleanup costs, fines and other sanctions and third-party claims, and its operations could be interrupted, as a result of such an incident. Monroe's insurance coverage does not cover all potential losses, costs or liabilities, and Monroe could suffer losses for uninsurable or uninsured risks or in amounts greater than its insurance coverage. In addition, Monroe's ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which it has no control. If Monroe were to incur a significant liability for which it is not fully insured or for which insurance companies do not or are unable to provide coverage, this could have a material adverse effect on our consolidated financial results of operations or consolidated financial position. In addition, because of our ownership of Monroe, the occurrence of an environmental or other incident could result in damage to our reputation, which could have a material adverse effect on our financial results.

The operation of the refinery by Monroe is subject to significant environmental regulation. Failure to comply with environmental regulations or the enactment of additional regulation could have a material adverse effect on our consolidated financial results.
Monroe's operations are subject to extensive environmental, health and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions. Monroe could incur fines and other sanctions, cleanup costs and third-party claims as a result of violations of or liabilities under environmental, health and safety requirements, which if significant, could have a material adverse effect on our consolidated financial results. In addition, the enactment of new environmental laws and regulations, including any laws or regulations relating to greenhouse gas emissions, could significantly increase the level of expenditures required for Monroe or restrict its operations.
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
Because Monroe blends only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases. We cannot predict the future prices of RINs. Purchasing RINs at elevated prices could have a material impact on our consolidated results of operations and cash flows.
Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. Increases in the volume of renewable fuels that must be blended into Monroe's products could limit the refinery's production if sufficient numbers of RINs are not available for purchase or relief from this requirement is not obtained, which could have a material adverse effect on our consolidated financial results.

If we lose senior management and other key employees and they are not replaced by individuals with comparable skills, our operating results could be materially adversely affected.

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

Our reputation and brand could be damaged if we are exposed to significant adverse publicity.

We operate in a highly visible, public environment with significant exposure to traditional and social media. Adverse publicity, whether justified or not, can rapidly spread, including through social or digital media. In particular, passengers can use social media to provide feedback about their interaction with us in a manner that can be quickly and broadly disseminated. To the extent we are unable to respond timely and appropriately to adverse publicity, our brand and reputation may be damaged. Significant damage to our overall reputation and brand image could have a material adverse effect on our financial results.

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

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra low-cost carriers, including Spirit Airlines, Frontier Airlines and Allegiant Air, some of which may have lower costs than we do and provide service at low fares to destinations served by us. Point-to-point, discount and ultra low-cost carriers place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and key airports. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and operating results could be materially adversely affected.

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

Extended interruptions or disruptions in service at major airports in which we operate or the extended grounding of a type of aircraft or engine we operate could have a material adverse effect on our operations.

The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at an airport where we have significant operations could have a material adverse effect on our business, financial condition and results of operations.

Similarly, the airline industry is heavily dependent on a limited number of aircraft and engine manufacturers whose products are subject to extensive regulatory requirements. The long-term grounding of an aircraft or engine type that we operate could have a significant impact on our operations if we are not able to substitute or replace the affected aircraft or engine type and could, in any event, have a material adverse effect on our financial condition and results of operations.

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

As an international carrier, we are subject to a wide variety of U.S. and foreign laws that affect trade, including tariff and trade policies, export requirements, taxes, monetary policies and other restrictions and charges. On October 2, 2019, an arbitration tribunal of the World Trade Organization ruled in a long-standing dispute that the United States could impose $7.5 billion in retaliatory tariffs in response to European Union subsidies to Airbus. Effective October 18, 2019, the U.S. Trade Representative imposed tariffs on certain products imported from the European Union, including an ad valorem duty of 10% on commercial aircraft originating in France and Germany. Some of the Airbus aircraft that we have on order would be subject to these tariffs if imported as new aircraft. We are pursuing strategies to minimize the impact of these tariffs on our aircraft deliveries but if we are unsuccessful or if the tariffs are increased, these tariffs could substantially increase the cost to us of the affected aircraft, which in turn could have a material adverse effect on our financial results.

In addition, some of our operations are in high-risk legal compliance environments. Failure to comply with trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in litigation, assessment of damages, imposition of penalties or other consequences, any or all of which could harm our reputation and have an adverse effect on our financial results.

We and other U.S. carriers are subject to U.S. and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the U.S., certain European government agencies have recently updated privacy regulations applicable to private industry, including airlines. Ongoing compliance with these evolving regulatory regimes is expected to result in additional operating costs and could have a material adverse effect on our operations and any future expansion.

The airline industry is subject to many forms of environmental regulation, including increased regulation to reduce emissions. Failure to comply with environmental regulations or the enactment of additional regulation could have a material adverse effect on our financial results.

Many aspects of our operations are subject to increasingly stringent federal, state, local and international laws governing the protection of the environment. Compliance with existing and future environmental laws and regulations can require significant expenditures and violations can lead to significant fines and penalties.

Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. In order to address aircraft emissions, ICAO, a UN specialized agency, formally adopted a global, market-based emission offset program known as CORSIA. This program establishes a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2021, based on a 2019-2020 baseline. Certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted. However, CORSIA is expected to increase operating costs for airlines that operate internationally.

In addition to CORSIA, we may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs for us and the airline industry. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. While the specific nature of future actions is hard to predict, new laws or regulations related to environmental matters adopted in the U.S. or other countries could impose significant additional costs on our operations.

Because of the global nature of our business, unfavorable global economic conditions or volatility in currency exchange rates could have a material adverse effect on our business, financial condition and operating results.
As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, with approximately 30% of our revenues from operations outside of the U.S., our business is subject to economic conditions throughout the world. During periods of unfavorable or volatile economic conditions in the global economy, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business using technological alternatives. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations.

Economic conditions following the United Kingdom’s exit from the European Union could have a material adverse effect on our business.
Following a referendum in June 2016 in which voters in the U.K. approved an exit (often referred to as Brexit) from the European Union, the U.K.’s withdrawal became effective on January 31, 2020. A transition period will apply until the end of 2020 (or later, if extended) during which the pre-Brexit legal regime will continue to apply (including with respect to aviation) while the U.K. and European Union negotiate rules that will apply to their future relationship. It is unknown how that future relationship will be structured. Regardless of what happens between the U.K. and European Union, the U.S. - European Union Open Skies air services agreement will continue to apply to air services between the U.S. and the European Union and a new U.S.-U.K. Open Skies agreement will apply to air services between the U.S. and the U.K.
Currently, it is uncertain what will be the terms of the future relationship between the U.K. and the European Union on matters such as trade, customs, financial services and the movement of goods and people. Furthermore, post-Brexit ambiguity or changes in regulations could diminish the value of route authorities, slots or other assets owned by us or our joint venture partners and, therefore, could have a material adverse effect on our business and results of operations and financial condition.

The rapid spread of contagious illnesses can have a material adverse effect on our business and results of operations.

The rapid spread of a contagious illness such as a novel coronavirus, or fear of such an event, can have a material adverse effect on the demand for worldwide air travel and therefore have a material adverse effect on our business and results of operations. As a result of the outbreak of a novel coronavirus first identified in Wuhan, Hubei Province, China, we have temporarily ceased operations in China and the continued spread of the virus could have a significant adverse impact on the demand for air travel and, as a result, our financial results. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions or operational issues resulting from the rapid spread of contagious illnesses in a part of the world in which we have significant operations may have a material adverse effect on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Flight Equipment

As part of our ongoing fleet transformation, during 2019 we took delivery of 79 mainline aircraft and nine CRJ-900 aircraft, and removed 52 aircraft from our active mainline fleet. Our operating aircraft fleet, commitments and options at December 31, 2019 are summarized in the following table:

	Current Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	13	22	56	91	18.3	—	—
B-737-700	10	—	—	10	11.0	—	—
B-737-800	73	4	—	77	18.3	—	—
B-737-900ER	88	—	42	130	3.3	—	—
B-757-200	91	8	1	100	22.4	—	—
B-757-300	16	—	—	16	16.9	—	—
B-767-300ER	56	—	—	56	23.6	—	—
B-767-400ER	21	—	—	21	19.0	—	—
B-777-200ER	8	—	—	8	20.1	—	—
B-777-200LR	10	—	—	10	10.8	—	—
A220-100	27	1	—	28	0.6	17	—
A220-300	—	—	—	—	—	50	50
A319-100	55	—	2	57	17.9	—	—
A320-200	58	—	4	62	24.4	—	—
A321-200	53	12	31	96	1.7	31	—
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	14.8	—	—
A330-300	28	—	3	31	11.0	—	—
A330-900neo	3	1	—	4	0.5	33	—
A350-900	13	—	—	13	1.8	16	—
MD-88	41	6	—	47	28.7	—	—
MD-90	30	—	—	30	22.7	—	—
Total	705	54	139	898	14.9	247	150

(1)Excludes certain aircraft we own, lease or have committed to purchase (including six CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.

We have agreed to acquire four A350 aircraft from LATAM, which are included as purchase commitments in the table above. In addition, we plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025. For more information regarding our planned strategic alliance with LATAM, see Note 4 of the Notes to the Consolidated Financial Statements.

The following table summarizes the aircraft fleet operated by regional carriers on our behalf at December 31, 2019:

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc. (1)	42	11	111	—	—	164
SkyWest Airlines, Inc.	75	11	43	—	56	185
Republic Airline, Inc.	—	—	—	22	28	50
Compass Airlines, Inc. (2)	—	—	—	—	24	24
GoJet Airlines, LLC (3)	—	12	7	—	—	19
Total	117	34	161	22	108	442

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
(2)In 2019, we and Compass Airlines, Inc., agreed not to renew our contract and to end our relationship by the end of 2020.
(3)In 2019, we and GoJet Airlines, LLC, agreed not to renew our CRJ-700 contract and to end those operations by the end of 2020. In addition, in January 2020, we agreed not to renew our CRJ-900 contract and to end those operations by the end of 2020.

Aircraft Purchase Commitments

As part of a multi-year effort, we have been investing in new aircraft to provide more premium products, an improved customer experience, greater fuel efficiency and better operating economics. Our purchase commitments for additional aircraft at December 31, 2019 are detailed in the following table:

	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2020	2021	2022	After 2022	Total
A220-100	17	—	—	—	17
A220-300	6	12	18	14	50
A321-200	31	—	—	—	31
A321-200neo	1	41	40	18	100
A330-900neo (1)	7	11	8	7	33
A350-900	4	2	—	10	16
CRJ-900	6	—	—	—	6
Total	72	66	66	49	253

(1) Includes two A330-900neo lease commitments with one in each of 2020 and 2021.

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various equipment maintenance, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport on land leased from the City of Atlanta. We lease ticket counters, gate areas, operating facilities and other terminal space in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities; landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance, equipment maintenance and air cargo facilities at several airports. Our facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease computer facilities, marketing offices, reservations offices and other off-airport facilities in certain locations for varying terms.

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

Holders

As of January 31, 2020, there were approximately 2,300 holders of record of our common stock.

Dividends

Our Board of Directors initiated a quarterly dividend program in the September 2013 quarter and has increased the quarterly dividend payment several times, most recently to $0.4025 per share in the September 2019 quarter. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law and compliance with covenants in certain of our credit facilities. Dividend payments are dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2014 to December 31, 2019 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2014 in each of our common stock and the indices and assumes that all dividends were reinvested.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2019 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the December 2019 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2019	1,601,569	$54.35	1,601,569	$1,210
November 2019	1,280,509	$56.64	1,280,509	$1,135
December 2019	1,149,975	$57.35	1,149,975	$1,070
Total	4,032,053		4,032,053

ITEM 6. SELECTED FINANCIAL DATA

The following tables are derived from our audited Consolidated Financial Statements and present selected financial and operating data as of and for the five years ended December 31, 2019.

We adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the full retrospective transition method in 2018 and recast results from 2016 and 2017 including interim periods therein. Results from 2015 have not been recast for the adoption of this standard.

Consolidated Summary of Operations

	Year Ended December 31,
(in millions, except share data)	2019	2018	2017	2016	2015
Operating revenue	$47,007	$44,438	$41,138	$39,450	$40,704
Operating expense	40,389	39,174	35,172	32,454	32,902
Operating income	6,618	5,264	5,966	6,996	7,802
Non-operating expense, net	(420)	(113)	(466)	(643)	(645)
Income before income taxes	6,198	5,151	5,500	6,353	7,157
Income tax provision	(1,431)	(1,216)	(2,295)	(2,158)	(2,631)
Net income	$4,767	$3,935	$3,205	$4,195	$4,526

Basic earnings per share	$7.32	$5.69	$4.45	$5.59	$5.68
Diluted earnings per share	$7.30	$5.67	$4.43	$5.55	$5.63
Cash dividends declared per share	$1.51	$1.31	$1.02	$0.68	$0.45

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

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
MTM adjustments and settlements on hedges	$14	$(53)	$259	$450	$1,301
Restructuring and other	—	—	—	—	(35)
Equity investment MTM adjustments	(14)	29	(8)	115	26
MTM adjustments on investments	13	(14)	—	—	—
Tax Cuts and Jobs Act	—	—	(394)	—	—

Consolidated Balance Sheet Data

We adopted Accounting Standards Update No. 2016-02, "Leases (Topic 842)," using the modified retrospective approach in 2018. Financial statements prior to 2018 were not recast for the adoption of this standard.

	December 31,
(in millions)	2019	2018	2017	2016	2015
Total assets	$64,532	$60,266	$53,671	$51,850	$53,134
Debt and finance leases (including current maturities)	11,160	9,771	8,834	7,332	8,329
Stockholders' equity	15,358	13,687	12,530	11,277	10,850

Other Financial and Statistical Data (Unaudited)

	Year Ended December 31,
Consolidated(1)	2019		2018		2017		2016		2015
Revenue passenger miles (in millions)	237,680		225,243		217,712		213,098		209,625
Available seat miles (in millions)	275,379		263,365		254,325		251,867		246,764
Passenger mile yield	17.79	¢	17.65	¢	16.97	¢	16.81	¢	16.59	¢
Passenger revenue per available seat mile	15.35	¢	15.09	¢	14.53	¢	14.22	¢	14.10	¢
Total revenue per available seat mile	17.07	¢	16.87	¢	16.18	¢	15.66	¢	16.50	¢
Operating cost per available seat mile	14.67	¢	14.87	¢	13.83	¢	12.89	¢	13.33	¢
Passenger load factor	86.3%		85.5%		85.6%		84.6%		84.9%
Fuel gallons consumed (in millions)	4,214		4,113		4,032		4,016		3,988
Average price per fuel gallon(2)	$2.02		$2.20		$1.68		$1.49		$1.90
Full-time equivalent employees, end of period	91,224		88,680		86,564		83,756		82,949
(1)Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.
(2)Includes the impact of fuel hedge activity and refinery segment results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Form 10-K does not address certain items regarding the year ended December 31, 2017. Discussion and analysis of 2017 and year-to-year comparisons between 2018 and 2017 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2018.

Year in Review

Delta had a strong year in 2019, delivering record financial results and making significant progress on strategic priorities. We leveraged our brand momentum to drive strong revenue growth and improvement in pre-tax income, margin, earnings per share and free cash flow over 2018. Strategic accomplishments during the year include our renewed agreement with American Express and announcing plans to enter into a strategic alliance with LATAM.

Our pre-tax income for 2019 was $6.2 billion, representing a $1 billion, or 20%, increase compared to the prior year. Diluted earnings per share of $7.30 improved 29% over 2018. Our $8.4 billion of cash flows from operations helped fund $4.9 billion in capital expenditures, resulting in free cash flow of $4.2 billion, representing a $1.8 billion improvement to the prior year. We returned 72% of free cash flow, or $3 billion, to shareholders through share repurchases and dividends. The improvement in earnings and cash flow primarily resulted from a $2.6 billion increase in revenue and lower fuel expense on an 8% decrease in the market price per gallon of fuel and improved fuel efficiency.

We continued to run the world’s most reliable airline and set a new record for zero cancel days with 165 cancel-free days across the system and 281 on our mainline operations. Industry-leading operational performance, our culture of service and continued product investments supported record customer satisfaction scores. In 2019, we increased net promoter scores in every geographic region, highlighted by a 5-point improvement in the Domestic region to 50%.

Strong Brand Drives Revenue Growth

Compared to 2018, our operating revenue increased $2.6 billion, or 5.8%, on balanced growth across our diverse revenue streams, with premium product ticket revenue driving nearly half of the improvement, and strong growth in both loyalty and MRO revenue. Total revenue per available seat mile ("TRASM") and TRASM, adjusted (a non-GAAP financial measure) increased 1.2% and 2.8%, respectively, compared to the prior year, led by (1) unit revenue growth in our Domestic and Latin regions, (2) demand strength in both business and leisure segments and (3) strong growth in premium products and non-ticket revenues. Total loyalty revenue grew 18% in 2019.

Solid Cost Performance

Operating Expense. Operating expense increased $1.2 billion, or 3.1%, primarily due to higher revenue- and capacity-related expenses including wages and profit sharing for employees and contracted services expense. Salaries and related costs were higher due to pay rate increases for eligible employees implemented during 2019, while profit sharing was higher due to increased profitability in 2019. The increase in contracted services expense predominantly relates to services performed by Delta Global Services ("DGS") that were recorded in salaries and related costs prior to the sale of that business in December 2018. These increases were partially offset by lower fuel expense on an 8% decrease in the market price per gallon of fuel and improved fuel efficiency driven by our ongoing fleet transformation.

Our operating cost per available seat mile ("CASM") decreased 1.3% to 14.67 cents compared to 2018, primarily due to lower fuel expense and a 4.6% increase in capacity. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 2.0% to 10.52 cents due to the higher revenue- and capacity-related expense increases discussed above.

Non-Operating Expense. Total non-operating expense was $420 million during 2019 compared to $113 million in 2018, primarily due to an increase in pension and related expense compared to the prior year, partially offset by higher gains on investments.

Expanding Our Global Network

In 2019, international revenues grew 2.7% on a 3.3% increase in capacity. We continued to make significant progress in expanding our global reach by acquiring an equity stake in Hanjin-KAL, the largest shareholder of Korean Air, and announcing plans to enter into a strategic alliance with LATAM and completing a tender offer to acquire a 20% equity stake which closed in January 2020. Effective in January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. In addition, we continue to make progress on our joint venture agreement with WestJet with respect to trans-border routes between the U.S. and Canada. This agreement remains subject to required regulatory approvals.

Investing for the Future

Our $8.4 billion of cash flows from operations helped fund $4.9 billion in capital expenditures for the business. As part of our multi-year fleet transformation, we took delivery of 88 new aircraft, including A321-200s, B-737-900ERs, A350-900s, A330-900s, A220-100s and CRJ-900s. These deliveries allowed for the retirement of older, less fuel efficient aircraft, including the announced retirement of our MD-90 fleet by the end of 2022. We also made significant investments in cabin interior refurbishments, Sky Clubs and technology.

The non-GAAP financial measures free cash flow, TRASM, adjusted and CASM-Ex used above, are defined and reconciled in "Supplemental Information" below.

Results of Operations

Operating Revenue

	Year Ended December 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)	2019		2018
Ticket - Main cabin	$21,919		$21,196		$723		3.4%
Ticket - Business cabin and premium products	14,989		13,754		1,235		9.0%
Loyalty travel awards	2,900		2,651		249		9.4%
Travel-related services	2,469		2,154		315		14.6%
Total passenger revenue	$42,277		$39,755		$2,522		6.3%
Cargo	753		865		(112)		(12.9)%
Other	3,977		3,818		159		4.2%
Total operating revenue	$47,007		$44,438		$2,569		5.8%

TRASM (cents)	17.07	¢	16.87	¢	0.20	¢	1.2%
Third-party refinery sales(1)	(0.04)		(0.21)		0.17		NM
DGS sale adjustment(1)	—		(0.09)		0.09		NM
TRASM, adjusted (cents)	17.03	¢	16.57	¢	0.46	¢	2.8%
(1)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Passenger Revenue

Ticket revenues, including both main cabin and business cabin and premium products increased $2.0 billion compared to the year ended December 31, 2018. Business cabin and premium products ticket revenue includes revenues from fare products other than main cabin, including Delta One, Delta Premium Select, First Class and Comfort+. The growth in ticket revenue was driven by strength in the Delta brand and products, capitalizing on healthy industry business and leisure demand. We continue to take delivery of new aircraft that include more premium seats, while also generating higher paid load factor for premium products.

Loyalty travel awards revenue increased $249 million compared to the year ended December 31, 2018 due to growth in mileage redemptions. Travel-related services increased $315 million compared to the year ended December 31, 2018 primarily due to increases in checked baggage and ticket change revenues.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2018
(in millions)	Year Ended December 31, 2019	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$30,367	7.8%	6.8%	5.3%	1.0%	2.4%	1.2	pts
Atlantic	6,381	3.5%	4.8%	4.4%	(1.3)%	(0.9)%	0.4	pts
Latin America	3,002	4.0%	(0.1)%	(0.9)%	4.0%	4.9%	0.7	pts
Pacific	2,527	(0.6)%	3.5%	5.0%	(4.0)%	(5.3)%	(1.2)	pts
Total passenger revenue	$42,277	6.3%	5.5%	4.6%	0.8%	1.7%	0.8	pts

Passenger revenue increased $2.5 billion, or 6.3%, compared to the prior year. PRASM increased 1.7% and passenger mile yield increased 0.8% on 4.6% higher capacity. Load factor increased 0.8 pts from the prior year to 86.3%.

Domestic unit revenue increased 2.4%, resulting from our commercial initiatives, including our premium products, as well as high load factors driven by a combination of strong demand and limited industry capacity growth.

Passenger revenue related to our international regions increased 2.7% year-over-year primarily due to capacity growth in the Atlantic region and yield strength in the Latin America region. This growth in passenger revenue was achieved despite the negative impact of foreign currency fluctuations.

Atlantic unit revenues decreased due to foreign currency fluctuations between the U.S. dollar and the Euro and British pound, the uncertain economic outlook in Europe and increased industry capacity. These conditions were partially offset by growth in premium product demand and strong U.S. point of sale.

Unit revenue increased in Latin America principally as a result of yield growth, mainly due to reduced industry capacity in Brazil and improvements in Mexico beach markets. In the September 2019 quarter we announced our plan to enter into a strategic alliance with LATAM, which is expected to provide great customer convenience, a more seamless travel experience and to better connect customers between North and South America.

Unit revenue decreased in the Pacific region primarily on persistent economic and trade related uncertainty, foreign currency fluctuations and increased capacity to China, Japan and Korea due to our network transformation. Despite these challenges, our joint venture with Korean Air has enabled solid traffic growth and we have continued to reshape our Pacific network with the announcements that in the March 2020 quarter we will transfer our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers, and shift our Beijing service to the new Beijing Daxing airport.

Starting in February 2020, we temporarily suspended flights between the U.S. and China as the result of an outbreak of a novel coronavirus originating in Wuhan, Hubei Province, China. We have suspended flights between the U.S. and China through April 30, will continue to monitor the situation closely and may make additional adjustments.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Loyalty program	$1,962	$1,459	$503	34.5%
Ancillary businesses and refinery	1,297	1,801	(504)	(28.0)%
Miscellaneous	718	558	160	28.7%
Total other revenue	$3,977	$3,818	$159	4.2%

Loyalty Program. Loyalty program revenues relate primarily to brand usage by third parties and include the redemption of miles for non-travel awards.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the March quarter. The new agreements increase the value we receive and extend the terms to 2029. Under the agreements, we sell miles to American Express and allow American Express to market its services or products using our brand and customer database. The products and services sold with the miles (such as award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand) are consistent with previous agreements. We continue to use the accounting method that allocates the consideration received based on the relative selling prices of those products and services. The increase in loyalty program revenues are primarily related to brand usage by American Express.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance provided to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $451 million compared to 2018. The 2018 results also included $244 million of third-party revenue from DGS, which was sold in December 2018. These decreases were mitigated by growth in our MRO revenues, which increased $175 million to $877 million during 2019.

In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received a 27% equity stake in Wheels Up. Delta Private Jets will no longer be consolidated and annual revenues of approximately $200 million, which have historically been generated ratably through the year, will no longer be reflected in ancillary businesses and refinery revenue.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues, with lounge access revenue driving the majority of the $160 million increase compared to 2018. We continually enhance the customer experience at our lounges, which also included opening three new Sky Clubs during 2019 in Austin, Phoenix and New Orleans.

Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2019	2018
Salaries and related costs	$11,225	$10,743	$482	4.5%
Aircraft fuel and related taxes	8,519	9,020	(501)	(5.6)%
Regional carriers expense, excluding fuel	3,584	3,438	146	4.2%
Contracted services	2,641	2,175	466	21.4%
Depreciation and amortization	2,581	2,329	252	10.8%
Passenger commissions and other selling expenses	1,993	1,941	52	2.7%
Landing fees and other rents	1,762	1,662	100	6.0%
Aircraft maintenance materials and outside repairs	1,751	1,575	176	11.2%
Profit sharing	1,643	1,301	342	26.3%
Passenger service	1,251	1,178	73	6.2%
Ancillary businesses and refinery	1,245	1,695	(450)	(26.5)%
Aircraft rent	423	394	29	7.4%
Other	1,771	1,723	48	2.8%
Total operating expense	$40,389	$39,174	$1,215	3.1%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases for eligible employees. This increase is partially offset by salaries for DGS employees, which are no longer included in salaries and related costs following the sale of that business in December 2018. DGS-related expenses are now recorded in contracted services.

Aircraft Fuel and Related Taxes. Fuel expense decreased $501 million compared to the prior year despite a 4.6% increase in capacity, due to an 8% decrease in the market price per gallon of fuel and improved fuel efficiency driven by our investment in new aircraft.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)(1)	2019	2018		2019	2018
Fuel purchase cost(2)	$8,581	$9,131	$(550)	$2.04	$2.22	$(0.18)
Fuel hedge impact	14	(53)	67	—	(0.01)	0.01
Refinery segment impact	(76)	(58)	(18)	(0.02)	(0.01)	(0.01)
Total fuel expense	$8,519	$9,020	$(501)	$2.02	$2.20	$(0.18)
MTM adjustments and settlements on hedges(3)	(14)	53	(67)	—	0.01	(0.01)
Total fuel expense, adjusted	$8,505	$9,073	$(568)	$2.02	$2.21	$(0.19)

(1)This reconciliation may not calculate exactly due to rounding.
(2)Market price for jet fuel at airport locations, including related taxes and transportation costs.
(3)MTM adjustments and settlements on hedges include the effects of the derivative transactions disclosed in Note 5 of the Notes to the Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.

Contracted Services. The increase in contracted services expense predominantly relates to services performed by DGS that were recorded in salaries and related costs prior to the sale of that business in December 2018. During 2018, DGS incurred expenses of approximately $350 million related to internal Delta services that were primarily recorded in salaries and related costs. After the sale of DGS to a third party, we now record these expenses and our portion of the new entity's ("AirCo") financial results under the equity method of accounting, in contracted services.

Depreciation and Amortization. The increase in depreciation and amortization primarily results from $79 million of accelerated depreciation due to the decision to early retire our MD-90 fleet by the end of 2022, new aircraft deliveries, fleet modifications and technology enhancements. As we take delivery of new aircraft, we continue to evaluate our current fleet compared to network requirements. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on the planned early retirement of our MD-90 fleet.

In addition to investing in our fleet, we have also increased our technology investments in an effort to enhance interactions with our customers and allow us to deliver more personalized service, further enhancing the customer experience and strengthening our brand and competitive position. During 2019, we delivered several capabilities that enable our front-line employees to personalize their interactions with our customers, added self-service features on the FlyDelta app, including automatic international check-in, integrated security wait times and the ability to pre-select meals in Delta One and domestic First Class. In addition, we expanded facial recognition biometric boarding for international travelers in the Atlanta, Minneapolis-St. Paul and Salt Lake City airports. These increased capital expenditures have led to a corresponding increase in depreciation and amortization.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs consist of costs associated with the maintenance of aircraft used in our operations. The increase primarily relates to a higher volume of scheduled engine overhauls on certain aircraft during the second half of 2019.

Profit Sharing. Profit sharing expense increased $342 million to $1.6 billion, marking the sixth consecutive year that Delta employees will receive over $1 billion in recognition of their contributions to the company's performance. The increase in profit sharing is related to higher profit during the year. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Expenses related to refinery sales to third parties, which are at or near cost, decreased $451 million compared to the prior year. In addition, approximately $200 million of costs related to services performed by DGS on behalf of third parties were recorded in ancillary businesses and refinery prior to the sale of that business in December 2018. These decreases were partially offset by growth in our MRO business, as discussed above.

In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received a 27% equity stake in Wheels Up. Delta Private Jets will no longer be consolidated and annual costs of approximately $200 million, which have historically been incurred ratably through the year, will no longer be reflected in ancillary businesses and refinery expense.

Non-Operating Results

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2019	2018	2019 vs. 2018
Interest expense, net	$(301)	$(311)	$10
Gain/(loss) on investments, net	119	38	81
Miscellaneous, net	(238)	160	(398)
Total non-operating expense, net	$(420)	$(113)	$(307)

Interest Expense. At December 31, 2018, the principal amount of debt and finance leases was $9.7 billion. During 2019, we issued $1.5 billion of unsecured notes and $500 million of aircraft secured EETC debt. As a result of the debt issuances, partially offset by principal payments, the amount of debt and finance leases was $11.0 billion at December 31, 2019. Despite the increase in debt during the current year, interest expense decreased $10 million compared to the prior year due to recent refinancing transactions at lower interest rates resulting from our improvement to investment grade credit rating in recent years and the favorable interest rate environment.

Gain/(Loss) on Investments. Gain/(loss) on investments reflects the gains and losses on our equity investments. The increase compared to 2018 primarily results from unrealized gains in Hanjin-KAL and Air France-KLM.

Miscellaneous. Miscellaneous, net is primarily composed of pension and related expense, our proportionate share of earnings from our equity investments in Virgin Atlantic and Grupo Aeroméxico, charitable contributions and foreign exchange gains/(losses).

The change from 2019 compared to 2018 primarily results from the unfavorable movement in pension and related expense and the sale of our DGS entity in 2018. The pension and related expense was $65 million in 2019 compared to a benefit of $245 million in 2018. In 2018, the sale of our DGS entity to a subsidiary of Argenbright Holdings, LLC resulted in a gain of $91 million.

Our equity investment earnings and foreign exchange gains/(losses) fluctuate and thus impact the comparability of miscellaneous from period to period.

Income Taxes

Our effective tax rate for 2019 was 23.1%. We expect our annual effective tax rate to be between 23% and 24% for 2020. At December 31, 2019, we had approximately $1.9 billion of U.S. federal pre-tax net operating loss carryforwards, which do not begin to expire until 2027. We believe we will utilize the majority of our remaining federal net operating losses and tax credits during 2020.

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

The refinery recorded operating revenues of $5.6 billion in 2019, compared to $5.5 billion in 2018. Operating revenues in 2019 were primarily composed of $4.0 billion of non-jet fuel products exchanged with third parties to procure jet fuel, $1.1 billion of sales of jet fuel to the airline segment and $395 million of non-jet fuel product sales. Refinery revenues increased compared to the prior year due to higher throughput and yields offset by lower costs of crude oil leading to lower pricing for associated refined products.

The refinery recorded operating income of $76 million and $58 million in 2019 and 2018, respectively. The refinery's operating income in 2019 was higher primarily due to the 60 day cessation of operations during the turnaround in the December 2018 quarter and favorable market conditions year over year.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. The refinery operated by Monroe purchases the majority of its RINs requirement in the secondary market. Observable RINs prices stabilized in 2019 after significant fluctuations in previous years, with Monroe incurring $58 million in RINs compliance costs during the current year.

For more information regarding the refinery's results, see Note 15 of the Notes to the Consolidated Financial Statements.

Financial Condition and Liquidity

We expect to meet our cash needs for the next 12 months with cash flows from operations, cash and cash equivalents, restricted cash equivalents and financing arrangements. As of December 31, 2019, we had $6.0 billion in unrestricted liquidity, consisting of $2.9 billion in cash and cash equivalents and $3.1 billion in undrawn revolving credit facilities. During 2019, we used existing cash and cash generated from operations to fund capital expenditures of $4.9 billion, and return $3.0 billion to shareholders.

Sources of Liquidity

Operating Activities

Cash flows from operating activities continue to provide our primary source of liquidity. We generated cash flows from operations of $8.4 billion in 2019 and $7.0 billion in 2018. We also expect to continue generating cash flows from operations in 2020.

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

Fuel. Fuel expense represented approximately 21% of our total operating expenses for 2019. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations.

Pension Contributions. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We had no minimum funding requirements in 2019. However, during 2019, we voluntarily contributed $1 billion to these plans. We contributed $500 million to these plans during 2018. We have no minimum funding requirements in 2020, but we plan to voluntarily contribute approximately $500 million to these plans.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

We pay profit sharing annually in February. We paid $1.3 billion in 2019 and $1.1 billion in 2018 to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 31, 2019, we recorded $1.6 billion in profit sharing expense based on 2019 pre-tax profit, which we will pay to employees in February 2020.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but in the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

Investing Activities

Capital Expenditures. Our capital expenditures were $4.9 billion in 2019 and $5.2 billion in 2018. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications and technology enhancements.

As part of a multi-year initiative, we are investing in aircraft intended to provide more premium products, improved customer experience, greater fuel efficiency and better operating economics. We have committed to future aircraft purchases that will require significant capital investment and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of a significant number of these aircraft. We expect that we will invest approximately $4.5 billion in 2020 primarily for aircraft, including deliveries and advance deposit payments, as well as aircraft modifications, the majority of which relate to cabin enhancements throughout our fleet. We expect that the investments in 2020 will be funded principally through cash flows from operations.

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe. We are evaluating the impact of this announcement on our future Airbus deliveries.

Equity Investments. During 2019, we acquired 10% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air for $170 million.

In September 2019 we announced our plan to enter into a strategic alliance with LATAM Airlines Group S.A ("LATAM") as well as acquire up to a 20% interest through a tender offer. In January 2020 we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share.

In addition, to support the establishment of the strategic alliance, we will invest $350 million, $200 million of which was disbursed in 2019. An additional $50 million is scheduled to be disbursed during 2020. As part of our planned strategic alliance with LATAM, we have also agreed to acquire four A350 aircraft from LATAM and plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025.

This alliance is expected to generate new growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures, including Delta's existing partnership with Aeroméxico. We have sold our GOL ownership stake and are winding down our commercial agreements with GOL to facilitate the formation of our strategic alliance with LATAM.

See Note 4 of the Notes to the Consolidated Financial Statements for more information on our equity investments.

Los Angeles International Airport ("LAX") Construction. We executed a modified lease agreement during 2016 with the City of Los Angeles ("the City") which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX. Under the lease agreement, we have relocated certain airlines and other tenants from Terminals 2 and 3 to Terminals 5 and 6 and undertaken various initial projects to enable operations from Terminals 2 and 3 during the project. We are now designing and constructing the redevelopment of Terminal 3 and enhancement of Terminal 2, which also includes rebuilding the ticketing and arrival halls and security checkpoint, construction of core infrastructure to support the City's planned airport people mover, ramp improvements and construction of a secure connector to the north side of the Tom Bradley International Terminal. Construction is expected to be completed by 2024.

Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.6 billion to purchase completed project assets. The lease allows for a maximum reimbursement by the City of $1.8 billion. Costs we incur in excess of such maximum will not be reimbursed by the City.

A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2019 and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we spent approximately $176 million on this project during 2019 and expect to spend approximately $240 million during 2020.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we spent approximately $562 million on this project during 2019 and expect to spend approximately $700 million during 2020.

In the December 2019 quarter, we opened Concourse G, the first of the four new concourses housing seven of the 37 new gates. Not only does this deliver the first direct impact to the Delta passenger experience, it also represents the first major phasing milestone. This new concourse will allow us to vacate portions of the existing terminals which can then be demolished and made ready for the next phase of construction. The next major milestone will be the opening of the headhouse and Concourse E, which is scheduled for 2022.

Financing Activities

Debt and Finance Leases. In February 2019, we entered into a $1 billion term loan issued by two lenders, which was subsequently repaid by the end of the June 2019 quarter. We used the net proceeds of the term loan to accelerate planned 2019 repurchases under our share repurchase program.

In the March 2019 quarter, we completed a $500 million offering of Pass Through Certificates, Series 2019-1 ("2019-1 EETC") through a pass through trust. The net proceeds of the offering were used for general corporate purposes, including to refinance debt maturing during 2019.

In October 2019 we issued $1.5 billion in aggregate principal amount of unsecured notes, consisting of $900 million of 2.9% Notes due 2024 and $600 million of 3.75% Notes due 2029 (collectively, the "Notes"). We used the net proceeds from the offering of these Notes to fund a portion of the tender offer to acquire common shares of LATAM in January 2020.

During 2019, the three major credit rating agencies reaffirmed our investment-grade ratings:

Rating Agency	Current Rating	Outlook
Fitch	BBB-	Stable
Moody's	Baa3	Stable
Standard & Poor's	BBB-	Stable

Capital Returns to Shareholders. Since first implementing our quarterly dividend in 2013, we have annually increased the dividend per share and paid $3.8 billion in total dividends, including $980 million in 2019. Through dividends and share repurchases, we have returned $15.3 billion to shareholders since 2013, while reducing outstanding shares by approximately 25% compared to the beginning of 2013. During 2019, we repurchased and retired 38 million shares at a cost of $2.0 billion.

On February 6, 2020, the Board of Directors approved and we will pay a quarterly dividend of $0.4025 per share to shareholders of record as of February 20, 2020.

Undrawn Lines of Credit

We have $3.1 billion available in revolving lines of credit. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities or we may not be able to draw on them.

Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2019.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 that we expect will be paid in cash. The table does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. In addition, the table does not include expected significant cash payments representing obligations that arise in the ordinary course of business that do not include contractual commitments.

The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts presented in the table.

	Contractual Obligations by Year(1)
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Debt (see Note 7)
Principal amount	$2,060	$1,094	$1,708	$932	$1,508	$2,689	$9,991
Interest payments	307	295	246	185	154	635	1,822
Finance lease obligations (see Note 8)
Principal amount	233	213	156	111	171	169	1,053
Interest payments	31	26	18	13	9	10	107
Operating lease obligations (see Note 8)	1,031	913	825	803	738	4,293	8,603
Aircraft purchase commitments (see Note 11)	2,980	3,740	3,390	1,640	500	1,440	13,690
Contract carrier obligations (see Note 11)	1,750	1,432	1,377	1,132	1,002	2,349	9,042
Employee benefit obligations (see Note 10)	134	133	119	110	102	4,650	5,248
Other obligations	2,993	919	1,137	807	596	5,904	12,356
Total	$11,519	$8,765	$8,976	$5,733	$4,780	$22,139	$61,912
(1)For additional information, see the Notes to the Consolidated Financial Statements referenced in the table above.

Debt, Principal Amount. Represents scheduled principal payments on debt.

Debt, Interest Payments. Represents estimated interest payments based on interest rates specified in our applicable debt agreements. Interest payments on variable interest rate debt were calculated using LIBOR at December 31, 2019.

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

Employee Benefit Obligations. Represents primarily (1) projected future benefit payments from our unfunded postretirement and postemployment plans and (2) our estimated minimum required funding for our qualified defined benefit pension plans based on actuarially determined estimates. For additional information about our defined benefit pension plan obligations, see "Critical Accounting Policies and Estimates."

Other Obligations. Represents estimated purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, aviation-related, maintenance, professional security, insurance, marketing, technology, sponsorships and other third-party services and products. This also includes obligations related to our investment in and planned strategic alliance with LATAM.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that require significant judgments and estimates. Accordingly, the actual results may differ materially from these estimates. For a discussion of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable miles based on the passenger's loyalty program status and ticket price. Customers can also earn miles through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. To facilitate transactions with participating companies, we sell miles to non-airline businesses, customers and other airlines. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

To reflect the miles earned, the loyalty program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) miles earned with travel and (2) miles sold to participating companies.

Passenger Ticket Sales Earning Miles. Passenger ticket sales earning miles under our loyalty program provide customers with (1) miles earned and (2) air transportation, which are considered performance obligations. We value each performance obligation on a standalone basis. To value the miles earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for miles that are not likely to be redeemed ("breakage"). We use statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the actual redemption activity for miles or the estimated fair value of miles expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining miles are actually redeemed.

At December 31, 2019, the aggregate deferred revenue balance associated with the SkyMiles program was $6.7 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an impact of approximately $200 million on annual revenue recognized.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused. A hypothetical 10% increase in our estimate of the ETV of a mile would decrease annual passenger revenue by approximately $100 million, as a result of an increase in the amount of revenue deferred from the mileage component of passenger ticket sales.

Sale of Miles. Customers may earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are from one to eleven years. During the years ended December 31, 2019 and 2018, total cash sales from marketing agreements were $4.2 billion and $3.5 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, by allocating the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for breakage, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the current year. The new agreements increase the value we receive and extend the terms to 2029. The products and services delivered are consistent with previous agreements, and we continue to allocate the consideration received based on the relative selling prices of those products and services.

We defer the amount for award travel obligation as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

Goodwill and Indefinite-Lived Intangible Assets

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including certain of the key assumptions listed below. We analyze these factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If we determine that it is more likely than not that the asset may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. Under a quantitative approach, we calculate the fair value of the asset incorporating the key assumptions listed below into our calculation.

When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). When we perform a quantitative impairment assessment of our indefinite-lived intangible assets, fair value is estimated based on (1) recent market transactions, where available, (2) the royalty method for the Delta tradename (which assumes hypothetical royalties generated from using our tradename) or (3) projected discounted future cash flows (an income approach).

Key Assumptions. The key assumptions in our impairment tests include: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. In addition, when performing a qualitative valuation, we consider the amount by which the intangible assets' fair values exceeded their respective carrying values in the most recent fair value measurements calculated using a quantitative approach.

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

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2019. Based upon our quantitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above, we determined that the fair value of goodwill significantly exceeded the carrying value and, therefore, there was no indication that goodwill was impaired.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $5.2 billion at December 31, 2019, of which $5.1 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist primarily of routes, slots, the Delta tradename and assets related to SkyTeam and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

In 2019, we performed quantitative assessments of our indefinite-lived intangible assets, including applicable factors noted in "Key Assumptions" above, and determined that there was no indication that the assets were impaired as the fair value of each asset exceeded its carrying value by at least 15%.

Long-Lived Assets

Our flight equipment, which consists of aircraft and associated engines and parts, and other long-lived assets have a recorded value of $31.3 billion at December 31, 2019. This value is based on various factors, including the assets' estimated useful lives and salvage values. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to, (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

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

As part of our ongoing fleet transformation, during 2019 we committed to accelerating the retirement of our MD-90 fleet. This fleet will now be retired by the end of 2022, which is approximately two years earlier than previously planned. We evaluated the MD-90 fleet and determined that the fleet was not impaired as the future cash flows from operation of the fleet through the updated retirement date significantly exceeded the carrying value. However, the decision to retire the fleet by 2022, including the permanent retirement of 35 aircraft during 2019, resulted in accelerated depreciation of $79 million during 2019, which is recorded in depreciation and amortization in our income statement.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2019, the unfunded benefit obligation for these plans recorded on our balance sheet was $5.4 billion. We had no minimum funding requirements in 2019. However, during 2019, we voluntarily contributed $1 billion to these plans. We have no minimum funding requirements in 2020, but we plan to voluntarily contribute approximately $500 million to these plans. The most critical assumptions impacting our defined benefit pension plan obligations and net periodic benefit cost are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 3.40% and 4.33% at December 31, 2019 and 2018, respectively. Our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 3.69% to 4.33%.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic benefit cost for the year ended December 31, 2019 was 8.97%.

The impact of a 0.50% change in these assumptions is shown in the table below:

Change in Assumption	Effect on 2020 Pension Benefit Cost		Effect on Accrued Pension Liability at December 31, 2019
0.50% decrease in weighted average discount rate	$(13)	million	$1.3	billion
0.50% increase in weighted average discount rate	$9	million	$(1.2)	billion
0.50% decrease in expected long-term rate of return on assets	$78	million	$—
0.50% increase in expected long-term rate of return on assets	$(78)	million	$—

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic benefit cost. We use the Society of Actuaries ("SOA") published mortality data and other publicly available information to develop our best estimate of life expectancy. The SOA publishes updated mortality tables for U.S. plans and updated improvement scales. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Funding. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate until the 17-year period expires for all frozen defined benefit plans by the end of 2024.

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

Recent Accounting Standards

Standards Effective in Future Years

Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. We do not expect adoption of this standard to have a material impact on our consolidated financial statements. We will adopt the standard effective January 1, 2020.

Recently Adopted Standards

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

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for the following items to determine TRASM, adjusted for the reasons described below

•Third-party refinery sales. We adjust TRASM for refinery sales to third parties because these revenues are not related to our airline segment. TRASM, adjusted therefore provides a more meaningful comparison of revenue from our airline operations to the rest of the airline industry.

•DGS sale adjustment. Because we sold DGS in December 2018, we have excluded the impact of DGS from 2018 results for comparability.

	Year Ended December 31,
	2019		2018
TRASM (cents)	17.07	¢	16.87	¢
Adjusted for:
Third-party refinery sales	(0.04)		(0.21)
DGS sale adjustment	—		(0.09)
TRASM, adjusted	17.03	¢	16.57	¢

CASM-Ex

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). We adjust CASM for the following items to determine CASM-Ex for the reasons described below:

•Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes allows investors to understand and analyze our non-fuel costs and year-over-year financial performance.

•Ancillary businesses and refinery. We adjust for expenses related to aircraft maintenance we provide to third parties, our vacation wholesale operations, our private jet operations as well as refinery cost of sales to third parties. 2018 results also include staffing services performed by DGS. Because these businesses are not related to the generation of a seat mile, we adjust for the costs related to these areas to provide a more meaningful comparison of the costs of our airline operations to the rest of the airline industry.

•Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

	Year Ended December 31,
	2019		2018
CASM (cents)	14.67	¢	14.87	¢
Adjusted for:
Aircraft fuel and related taxes	(3.10)		(3.43)
Ancillary businesses and refinery	(0.45)		(0.64)
Profit sharing	(0.60)		(0.49)
CASM-Ex	10.52	¢	10.31	¢

Free Cash Flow

We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

•Net redemptions of short-term investments. Net redemptions of short-term investments represent the net purchase and sale activity of investments and marketable securities in the period, including gains and losses. We adjust for this activity to provide investors a better understanding of the company's free cash flow generated by our operations.

•Strategic investments. Cash flows related to our investment in Hanjin-KAL, the largest shareholder of Korean Air, are included in our GAAP investing activities. We adjust free cash flow for this activity to provide investors a better understanding of the company's free cash flow that is core to our operational performance.

•Net cash flows related to certain airport construction projects and other. Cash flows related to certain airport construction projects are included in our GAAP operating activities and capital expenditures. We have adjusted for these items, which were primarily funded by cash restricted for airport construction, to provide investors a better understanding of the company's free cash flow and capital expenditures that are core to our operational performance in the periods shown.

	Year Ended December 31,
(in millions)	2019	2018
Net cash provided by operating activities	$8,425	$7,014
Net cash used in investing activities	(4,563)	(4,393)
Adjustments:
Net redemptions of short-term investments	(206)	(621)
Strategic investments	170	—
Net cash flows related to certain airport construction projects and other	338	362
Free cash flow	$4,164	$2,362
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

Free Cash Flow - Represents the excess cash generated from operations after satisfying the investment needed to sustain and grow our business. The remaining funds are available to return to shareholders and other providers of capital.

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

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. A one cent increase in the cost of jet fuel would result in approximately $40 million of additional annual fuel expense. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s inventory.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our debt obligations. Market risk associated with our fixed and variable rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2019, we had $7.6 billion of fixed-rate debt and $2.9 billion of variable-rate debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $300 million at December 31, 2019 and would have increased the annual interest expense on our variable-rate debt by $29 million.

The U.K. Financial Conduct Authority announced in July 2017 that it intends to no longer compel banks to submit rates for the calculation of the London interbank offered rate ("LIBOR") after 2021. To mitigate the possible impact, various regulators have proposed alternative reference rates. The effect of any discontinuation or replacement of LIBOR cannot be predicted at this time, but we believe our risk would be limited to variable rate debt and variable rate finance leases which utilize this rate. At December 31, 2019 we have approximately $2.1 billion of variable rate finance leases and variable rate debt maturing after 2021, that include provisions to update the applicable reference rate which are not expected to be materially different from LIBOR.

Foreign Currency Exchange Risk

We are subject to foreign currency exchange rate risk because we have revenue, expense and equity investments denominated in foreign currencies. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts.

At December 31, 2019, we had open a U.S. dollar-Euro cross currency swap contract totaling a $9 million asset position. We estimate that a 10% depreciation or appreciation in the price of the Euro in relation to the U.S. dollar would have changed the projected cash settlement value of our open hedge contract by $45 million for the year ending December 31, 2019. At December 31, 2019, we had open a U.S. dollar-South Korean won cross currency swap contract totaling a $3 million liability position. We estimate that a 10% depreciation or appreciation in the price of the South Korean won in relation to the U.S. dollar would have changed the projected cash settlement value of our open hedge contract by $16 million for the year ending December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loyalty Program - Mileage Breakage

Description of the Matter	At December 31, 2019 the Company’s aggregate current and noncurrent loyalty program deferred revenue balance was $6.7 billion. For the year ended December 31, 2019, the Company recognized revenue of $2.9 billion classified as travel miles redeemed within passenger revenue and revenue of $2.0 billion classified as loyalty program revenue within other revenue in the consolidated statement of operations. As disclosed in Note 2 to the consolidated financial statements, the Company defers revenue for mileage credits earned and recognizes loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. In determining the value of mileage credits earned, the Company applies an estimate of mileage credits earned that are not expected to be redeemed (“breakage”). The Company recognizes breakage proportionally during the period in which the remaining mileage credits are actually redeemed. Under the Company’s loyalty program, mileage credits do not expire. Therefore, the Company uses statistical models to estimate breakage based on historical redemption patterns.
Auditing the Company’s accounting for its loyalty program required significant estimation in determining the breakage estimate for mileage credits. In particular, there is complexity and subjectivity in estimating breakage based on expectations of future redemption patterns due to the absence of historical expirations as the Company’s mileage credits do not expire.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its loyalty program, including controls over management’s review of the estimation of the mileage breakage and the completeness and accuracy of the data underlying the breakage estimate.
To test the estimate of breakage of mileage credits, our audit procedures included, among others, involving an actuarial specialist to assist in assessing the method used to develop the breakage estimate and independently developing a range of breakage estimates and comparing them to the Company's estimates. Additionally, we tested the completeness and accuracy of the underlying mileage data used in the Company’s statistical models and performed sensitivity analyses to evaluate the changes to the Company’s deferred revenue that would result from changes in the breakage estimate.

Loyalty Program - American Express Contract Brand Value

Description of the Matter	At December 31, 2019 the Company’s aggregate current and noncurrent loyalty program deferred revenue balance was $6.7 billion. For the year ended December 31, 2019, the Company recognized revenue of $2.9 billion classified as loyalty travel awards within passenger revenue and revenue of $2.0 billion classified as loyalty program revenue within other revenue in the consolidated statement of operations. As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2019, the Company amended its co-brand agreement with American Express. The Company allocates the consideration received from American Express based on its best estimate of the relative selling price of the products and services delivered, including the use of the Company’s brand.
Auditing the Company’s accounting for its co-brand agreement with American Express was complex and highly judgmental due to the significant estimation required in determining the selling price of the Company’s brand deliverable primarily resulting from the absence of an observable standalone selling price. A change in the estimated selling price of the brand deliverable could have a material impact on the deferred revenue balance and the timing of revenue recognition.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its co-brand agreement with American Express, including controls specific to the estimated selling price of the Company’s brand deliverable and the completeness and accuracy of the data underlying the brand deliverable estimate.
To test the estimated selling price of the brand deliverable, our audit procedures included, among others, involving a valuation specialist to assist in testing the method used to develop the selling price of the Company’s brand deliverable, and assessing the reasonableness of the inputs used to develop the estimate, which included corroborating those inputs to publicly available data. Additionally, we performed sensitivity analyses to evaluate the changes to the Company’s deferred revenue that would result from changes in the estimated standalone selling price of the Company’s brand deliverable.

Employee Benefit Plans

Description of the Matter	At December 31, 2019 the fair value of the Company’s benefit plan investments totaled $16.3 billion, of which $9.9 billion do not have a readily determinable fair value and are measured at net asset value per share (“NAV assets”) as a practical expedient. Management determines the fair value of NAV assets by applying the methodologies described in Note 10 to the consolidated financial statements. The Company’s expected long-term rate of return on assets for net periodic benefit for the year ended December 31, 2019 was 8.97%. The expected return on plan assets provided net periodic benefit of $1.2 billion for the year ended December 31, 2019. As disclosed in Note 10 to the consolidated financial statements, the expected long-term rate of return on plan assets is reviewed annually and is based primarily on plan-specific investment studies using historical market return and volatility data.
Auditing the fair value of the Company’s NAV assets required significant judgment in estimating the fair value of the NAV assets, primarily resulting from the lag in the availability of data provided by the investment fund managers and the use of corroborating data from public markets to estimate fair value. Auditing the expected long-term rate of return on plan assets required significant judgment due to the subjective nature of certain assumptions. In particular, the Company incorporated excess return expectations compared to historical market return and volatility data based on the Company’s investment strategy. Net periodic benefit is sensitive to the expected long-term rate of return on plan assets, which is affected by expectations about future market and economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its employee benefit plans, including controls over management’s assessment of the significant inputs and estimates included in the fair value measurements of NAV assets and management’s review of the significant assumptions and the inputs used in estimating the expected long-term rate of return on plan assets.
To test the fair value of plan assets measured at NAV, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and comparing significant inputs and underlying data used in the Company's valuations to information available from third-party sources and market data. Additionally, we performed sensitivity analyses to evaluate the changes to the Company’s net periodic benefit that would result from changes in the fair value measurement, and compared the Company’s asset performance results to applicable third-party benchmarks and assessed management’s historical accuracy of estimating fair value by performing retrospective review procedures comparing the Company’s estimates of fair value as of the prior year to the final fair value NAV in the investment’s audited financial statements made available during the current year.
To test the expected long-term rate of return on plan assets, our audit procedures included, among others, evaluating the methodology used, testing the significant assumptions used in the determination of the expected return and testing the underlying data used by the Company. We involved an actuarial specialist to assist in evaluating the appropriateness of the Company’s estimate, including independently calculating a range of expected long-term rates of return based on the Company’s current investment portfolio and strategy, and assessed whether management’s assumption was consistent with a range of returns for a portfolio of comparative investments. Additionally, we tested the completeness and accuracy of the data used by management and performing sensitivity analyses to evaluate the changes to the Company’s net periodic benefit that would result from changes in the expected long-term rate of return on plan assets.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.

Atlanta, Georgia
February 12, 2020

DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,882	$1,565
Accounts receivable, net of an allowance for uncollectible accounts of $13 and $12 at December 31, 2019 and 2018, respectively	2,854	2,314
Fuel inventory	730	592
Expendable parts and supplies inventories, net of an allowance for obsolescence of $82 and $102 at December 31, 2019 and 2018, respectively	521	463
Prepaid expenses and other	1,262	1,406
Total current assets	8,249	6,340

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,027 and $15,823 at December 31, 2019 and 2018, respectively	31,310	28,335
Operating lease right-of-use assets	5,627	5,994
Goodwill	9,781	9,781
Identifiable intangibles, net of accumulated amortization of $873 and $862 at December 31, 2019 and 2018, respectively	5,163	4,830
Cash restricted for airport construction	636	1,136
Other noncurrent assets	3,766	3,850
Total noncurrent assets	56,283	53,926
Total assets	$64,532	$60,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,287	$1,518
Current maturities of operating leases	801	955
Air traffic liability	5,116	4,661
Accounts payable	3,266	2,976
Accrued salaries and related benefits	3,701	3,287
Loyalty program deferred revenue	3,219	2,989
Fuel card obligation	736	1,075
Other accrued liabilities	1,078	1,117
Total current liabilities	20,204	18,578

Noncurrent Liabilities:
Debt and finance leases	8,873	8,253
Pension, postretirement and related benefits	8,452	9,163
Loyalty program deferred revenue	3,509	3,652
Noncurrent operating leases	5,294	5,801
Deferred income taxes, net	1,456	163
Other noncurrent liabilities	1,386	969
Total noncurrent liabilities	28,970	28,001

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 651,731,443 and 688,136,306 shares issued at December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	11,129	11,671
Retained earnings	12,454	10,039
Accumulated other comprehensive loss	(7,989)	(7,825)
Treasury stock, at cost, 8,959,730 and 8,191,831 shares at December 31, 2019 and 2018, respectively	(236)	(198)
Total stockholders' equity	15,358	13,687
Total liabilities and stockholders' equity	$64,532	$60,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Operating Revenue:
Passenger	$42,277	$39,755	$36,947
Cargo	753	865	744
Other	3,977	3,818	3,447
Total operating revenue	47,007	44,438	41,138

Operating Expense:
Salaries and related costs	11,225	10,743	10,058
Aircraft fuel and related taxes	8,519	9,020	6,756
Regional carriers expense, excluding fuel	3,584	3,438	3,466
Contracted services	2,641	2,175	2,108
Depreciation and amortization	2,581	2,329	2,222
Passenger commissions and other selling expenses	1,993	1,941	1,827
Landing fees and other rents	1,762	1,662	1,501
Aircraft maintenance materials and outside repairs	1,751	1,575	1,591
Profit sharing	1,643	1,301	1,065
Passenger service	1,251	1,178	1,123
Ancillary businesses and refinery	1,245	1,695	1,495
Aircraft rent	423	394	351
Other	1,771	1,723	1,609
Total operating expense	40,389	39,174	35,172

Operating Income	6,618	5,264	5,966

Non-Operating Expense:
Interest expense, net	(301)	(311)	(396)
Gain/(loss) on investments, net	119	38	—
Miscellaneous, net	(238)	160	(70)
Total non-operating expense, net	(420)	(113)	(466)

Income Before Income Taxes	6,198	5,151	5,500

Income Tax Provision	(1,431)	(1,216)	(2,295)

Net Income	$4,767	$3,935	$3,205

Basic Earnings Per Share	$7.32	$5.69	$4.45
Diluted Earnings Per Share	$7.30	$5.67	$4.43
Cash Dividends Declared Per Share	$1.51	$1.31	$1.02

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2019	2018	2017
Net Income	$4,767	$3,935	$3,205
Other comprehensive (loss) income:
Net change in derivative contracts	6	15	(29)
Net change in pension and other benefits	(170)	(113)	(98)
Net change in investments	—	—	142
Total Other Comprehensive (Loss) Income	(164)	(98)	15
Comprehensive Income	$4,603	$3,837	$3,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$4,767	$3,935	$3,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,581	2,329	2,222
Deferred income taxes	1,473	1,364	2,242
Pension, postretirement and postemployment payments greater than expense	(922)	(790)	(3,302)
Changes in certain assets and liabilities:
Receivables	(775)	108	(428)
Fuel inventory	(139)	324	(397)
Prepaid expenses and other current assets	94	(440)	(57)
Air traffic liability	454	297	284
Loyalty program deferred revenue	87	319	399
Profit sharing	354	233	(51)
Accounts payable and accrued liabilities	144	(418)	955
Other, net	307	(247)	(49)
Net cash provided by operating activities	8,425	7,014	5,023

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(3,344)	(3,704)	(2,704)
Ground property and equipment, including technology	(1,592)	(1,464)	(1,187)
Purchase of equity investments	(170)	—	(1,245)
Sale of equity investments	279	28	—
Purchase of short-term investments	—	(145)	(925)
Redemption of short-term investments	206	766	584
Other, net	58	126	211
Net cash used in investing activities	(4,563)	(4,393)	(5,266)

Cash Flows From Financing Activities:
Payments on debt and finance lease obligations	(3,320)	(3,052)	(1,258)
Repurchase of common stock	(2,027)	(1,575)	(1,677)
Cash dividends	(980)	(909)	(731)
Fuel card obligation	(339)	7	636
Proceeds from short-term obligations	1,750	—	—
Proceeds from long-term obligations	2,057	3,745	2,454
Other, net	(21)	58	(154)
Net cash used in financing activities	(2,880)	(1,726)	(730)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	982	895	(973)
Cash, cash equivalents and restricted cash at beginning of period	2,748	1,853	2,826
Cash, cash equivalents and restricted cash at end of period	$3,730	$2,748	$1,853

Supplemental Disclosure of Cash Paid for Interest	$481	$376	$390
Non-Cash Transactions:
Treasury stock contributed to our qualified defined benefit pension plans	$—	$—	$350
Right-of-use assets acquired under operating leases	464	1,041	—
Flight and ground equipment acquired under finance leases	650	93	261
Operating leases converted to finance leases	190	7	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:
	Year Ended December 31,
(in millions)	2019	2018	2017
Current assets:
Cash and cash equivalents	$2,882	$1,565	$1,814
Restricted cash included in prepaid expenses and other	212	47	39
Noncurrent assets:
Cash restricted for airport construction	636	1,136	—
Total cash, cash equivalents and restricted cash	$3,730	$2,748	$1,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2017	745	$—	$12,294	$6,895	$(7,636)	14	$(274)	$11,279
Net income	—	—	—	3,205	—	—	—	3,205
Dividends declared	—	—	—	(731)	—	—	—	(731)
Other comprehensive income	—	—	—	—	15	—	—	15
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $48.31(1) per share)	1	—	107	—	—	1	(39)	68
Stock options exercised	2	—	28	—	—	—	—	28
Treasury stock, net, contributed to our qualified defined benefit pension plans	—	—	188	—	—	(8)	155	343
Stock purchased and retired	(33)	—	(564)	(1,113)	—	—	—	(1,677)
Balance at December 31, 2017	715	—	12,053	8,256	(7,621)	7	(158)	12,530
Net income	—	—	—	3,935	—	—	—	3,935
Change in accounting principle and other	—	—	—	(154)	(106)	—	—	(260)
Dividends declared	—	—	—	(909)	—	—	—	(909)
Other comprehensive loss	—	—	—	—	(98)	—	—	(98)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $54.90(1) per share)	1	—	91	—	—	1	(40)	51
Stock options exercised	1	—	13	—	—	—	—	13
Stock purchased and retired	(29)	—	(486)	(1,089)	—	—	—	(1,575)
Balance at December 31, 2018	688	—	11,671	10,039	(7,825)	8	(198)	13,687
Net income	—	—	—	4,767	—	—	—	4,767
Dividends declared	—	—	—	(981)	—	—	—	(981)
Other comprehensive loss	—	—	—	—	(164)	—	—	(164)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $50.20(1) per share)	2	—	114	—	—	1	(38)	76
Stock purchased and retired	(38)	—	(656)	(1,371)	—	—	—	(2,027)
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358

(1)Weighted average price per share.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Delta Air Lines, Inc., a Delaware corporation, provides scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We do not consolidate the financial statements of any company in which we have voting rights of 50% or less. We are not the primary beneficiary of, nor do we have a controlling financial interest in, a material variable interest entity. Accordingly, we have not consolidated a material variable interest entity.

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

We have reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Use of Estimates

We are required to make estimates and assumptions when preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates.

Recent Accounting Standards

Standards Effective in Future Years

Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. We do not expect adoption of this standard to have a material impact on our consolidated financial statements. We will adopt the standard effective January 1, 2020.

Recently Adopted Standards

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

Cash and Cash Equivalents and Short-Term Investments

Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents. Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs. Our short-term investments were classified as fair value investments and gains and losses were recorded in non-operating expense.

Inventories

Fuel. As part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel our wholly owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, "Monroe"), operate the Trainer oil refinery. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at recoverable cost. We use jet fuel in our airline operations that is produced by the refinery and procured through the exchange with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) incurred and an applicable portion of manufacturing overhead.

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

The following table summarizes the risk hedged and the classification of related gains and losses in our income statement, by each type of derivative contract:

Derivative Type	Hedged Risk	Classification of Gains and Losses
Fuel hedge contracts	Fluctuations in fuel prices	Aircraft fuel and related taxes
Interest rate contracts	Increases in interest rates	Interest expense, net
Foreign currency exchange contracts	Fluctuations in foreign currency exchange rates	Passenger revenue or non-operating expense (See Note 5)

The following table summarizes the accounting treatment of our derivative contracts:

Accounting Designation	Impact of Unrealized Gains and Losses
Not designated as hedges	Change in fair value(1) of hedge is recorded in earnings
Designated as cash flow hedges	Market adjustments are recorded in AOCI
Designated as fair value hedges	Market adjustments are recorded in debt and finance leases
(1)Including settled gains and losses as well as mark-to-market adjustments ("MTM adjustments").

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

Long-Lived Assets

The following table summarizes our property and equipment:

		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2019	2018
Flight equipment	20-34 years	$36,713	$33,898
Ground property and equipment	3-40 years	5,721	4,667
Information technology-related assets	3-15 years	3,276	3,361
Flight and ground equipment under finance leases	Shorter of lease term or estimated useful life	1,608	1,055
Advance payments for equipment		1,019	1,177
Less: accumulated depreciation and amortization(1)		(17,027)	(15,823)
Total property and equipment, net		$31,310	$28,335
(1)Includes accumulated amortization for flight and ground equipment under finance leases in the amount of $546 million and $566 million at December 31, 2019 and 2018, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.6 billion, $2.3 billion and $2.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to ten years. Included in the depreciation and amortization expense discussed above, we recorded $239 million, $205 million and $187 million for amortization of capitalized software for the years ended December 31, 2019, 2018 and 2017, respectively. The net book value of these assets, which are included in information technology-related assets above, totaled $1.1 billion and $819 million at December 31, 2019 and 2018, respectively.

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

Goodwill and Other Intangible Assets

Our goodwill and identifiable intangible assets relate to the airline segment. We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach. Under a qualitative approach, we consider various market factors, including certain of the key assumptions listed below. We analyze these factors to determine if events and circumstances have affected the fair value of goodwill and indefinite-lived intangible assets. If we determine that it is more likely than not that the asset may be impaired, we use the quantitative approach to assess the asset's fair value and the amount of the impairment. Under a quantitative approach, we calculate the fair value of the asset incorporating the key assumptions listed below into our calculation.

We value goodwill and indefinite-lived intangible assets primarily using market and income approach valuation techniques. These measurements include the following key assumptions: (1) forecasted revenues, expenses and cash flows, (2) terminal period revenue growth and cash flows, (3) an estimated weighted average cost of capital, (4) assumed discount rates depending on the asset and (5) a tax rate. These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates.

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

Goodwill. When we evaluate goodwill for impairment using a quantitative approach, we estimate the fair value of the reporting unit by considering both comparable public company multiples (a market approach) and projected discounted future cash flows (an income approach). If the reporting unit's fair value exceeds its carrying value, no further testing is required. If it does not, we recognize an impairment charge if the carrying value of the reporting unit exceeds its estimated fair value.

Identifiable Intangible Assets. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to alliances and collaborative arrangements. Definite-lived intangible assets consist primarily of marketing and maintenance service agreements and are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements. Costs incurred to renew or extend the term of an intangible asset are expensed as incurred.

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

We have elected to recognize earnings of foreign affiliates that are determined to be global intangible low tax income in the period it arises and do not recognize deferred taxes for basis differences that may reverse in future years.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card currently carries a maximum credit limit of $1.1 billion and must be paid monthly. At December 31, 2019 and 2018, we had $736 million and $1.1 billion outstanding on this purchasing card, respectively, and the activity was classified as a financing activity in our Consolidated Statements of Cash Flows.

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

Maintenance Costs

We record maintenance costs related to our fleet in aircraft maintenance materials and outside repairs. Maintenance costs are expensed as incurred, except for costs incurred under power-by-the-hour contracts, which are expensed based on actual hours flown. Power-by-the-hour contracts transfer certain risk to third-party service providers and fix the amount we pay per flight hour to the service provider in exchange for maintenance and repairs under a predefined maintenance program. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year the advertising first takes place. Advertising expense was $288 million, $267 million and $273 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Commissions

Passenger sales commissions are recognized in operating expense when the related revenue is recognized.

Subsequent Event

Starting in February 2020, we temporarily suspended flights between the U.S. and China as the result of an outbreak of a novel coronavirus originating in Wuhan, Hubei Province, China. We have suspended flights between the U.S. and China through April 30, will continue to monitor the situation closely and may make additional adjustments. Given the uncertainty about the situation, we currently cannot estimate the impact to our financial statements. Flights to and from China have historically represented less than 2% of our revenue. We are currently exploring options for the redeployment of aircraft to other routes within our diverse global network.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Year Ended December 31,
(in millions)	2019	2018	2017
Ticket	$36,908	$34,950	$32,467
Loyalty travel awards	2,900	2,651	2,403
Travel-related services	2,469	2,154	2,077
Total passenger revenue	$42,277	$39,755	$36,947

Ticket

Passenger Tickets. We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket breakage occurs. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. We periodically evaluate the estimated air traffic liability and record any adjustments in our income statement. These adjustments relate primarily to refunds, exchanges, ticket breakage, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

Approximately $3.8 billion, $3.5 billion and $3.5 billion of the prior year air traffic liability related to passenger ticket sales (which excludes those tickets sold on behalf of other airlines) was recognized in passenger revenue during the years ended December 31, 2019, 2018 and 2017, respectively.

Ticket Breakage. We estimate the value of tickets that will expire unused and recognize revenue at the scheduled flight date.

Regional Carriers. Our regional carriers include both third-party regional carriers with which we have contract carrier agreements ("contract carriers") and Endeavor Air, Inc., our wholly owned subsidiary. Our contract carrier agreements are primarily structured as capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase. We record revenue related to our capacity purchase agreements in passenger revenue and the related expenses in regional carriers expense, excluding fuel.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of miles for travel. We recognize loyalty travel awards revenue in passenger revenue as miles are redeemed and transportation is provided. See below for discussion of our loyalty program accounting policies.

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight, including administrative fees (such as ticket change fees), baggage fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable miles based on the passenger's loyalty program status and ticket price. Customers can also earn miles through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. To facilitate transactions with participating companies, we sell miles to non-airline businesses, customers and other airlines. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards.

To reflect the miles earned, the loyalty program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) miles earned with travel and (2) miles sold to participating companies.

Passenger Ticket Sales Earning Miles. Passenger ticket sales earning miles under our loyalty program provide customers with (1) miles earned and (2) air transportation, which are considered performance obligations. We value each performance obligation on a standalone basis. To value the miles earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for miles that are not likely to be redeemed ("breakage"). We use statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the actual redemption activity for miles or the estimated fair value of miles expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining miles are actually redeemed.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused.

Sale of Miles. Customers may earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due monthly based on the volume of miles sold during the period, and the terms of our marketing contracts are from one to eleven years. During the years ended December 31, 2019, 2018 and 2017, total cash sales from marketing agreements were $4.2 billion, $3.5 billion and $3.2 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, by allocating the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for breakage, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

Effective January 1, 2019, we amended our co-brand agreement with American Express, and we also amended other agreements with American Express during the current year. The new agreements increase the value we receive and extend the terms to 2029. The products and services delivered are consistent with previous agreements, and we continue to allocate the consideration received based on the relative selling prices of those products and services.

We defer the amount for award travel obligation as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are used for travel. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

Current Activity of the Loyalty Program. Miles are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty program liability, and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

(in millions)	2019	2018
Balance at January 1	$6,641	$6,321
Miles earned	3,156	3,142
Travel miles redeemed	(2,900)	(2,651)
Non-travel miles redeemed	(169)	(171)
Balance at December 31	$6,728	$6,641

The timing of mile redemptions can vary widely; however, the majority of new miles are redeemed within two years.

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. The majority of the revenues of the refinery, consisting of fuel sales to the airline, have been eliminated in the Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region is summarized in the following table:

	Passenger Revenue			Operating Revenue
	Year Ended December 31,			Year Ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Domestic	$30,367	$28,159	$26,079	$33,284	$31,233	$28,850
Atlantic	6,381	6,165	5,537	7,363	7,042	6,297
Latin America	3,002	2,888	2,862	3,343	3,181	3,133
Pacific	2,527	2,543	2,469	3,017	2,982	2,858
Total	$42,277	$39,755	$36,947	$47,007	$44,438	$41,138

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Year Ended December 31,
(in millions)	2019	2018	2017
Loyalty program	$1,962	$1,459	$1,269
Ancillary businesses and refinery	1,297	1,801	1,591
Miscellaneous	718	558	587
Total other revenue	$3,977	$3,818	$3,447

Loyalty Program. Loyalty program revenues relate primarily to brand usage by third parties and include the redemption of miles for non-travel awards. These revenues are included within the total cash sales from marketing agreements, discussed above.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance provided to third parties, our vacation wholesale operations, our private jet operations and refinery sales to third parties. Third-party refinery production sales are at or near cost; accordingly, the margin on these sales is de minimis. See Note 15, "Segments," for more information on revenue recognition within our refinery segment.

In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received an equity stake in Wheels Up and Delta Private Jets will no longer be reflected in ancillary businesses and refinery. See Note 4, "Investments," for more information on this transaction.

In 2018, we sold DAL Global Services, LLC ("DGS"), which provides aviation-related, ground support equipment maintenance and professional security services, to AirCo Aviation Services, LLC ("AirCo"), a subsidiary of Argenbright Holdings, LLC. Accordingly, DGS is no longer reflected within ancillary businesses and refinery in 2019.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Accounts Receivable

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger tickets, ancillary businesses and refinery sales, and other companies for the purchase of miles under the loyalty program. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense was not material in any period presented.

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

•Level 1. Observable inputs such as quoted prices in active markets;

•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on the valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)Market Approach. Prices and other relevant information generated by observable transactions involving identical or comparable assets or liabilities; and

(b)Income Approach. Techniques to convert future amounts to a single present value amount based on market expectations (including present value techniques and option-pricing models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2019			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$586	$586	$—	(a)
Restricted cash equivalents	847	847	—	(a)
Long-term investments	1,099	881	218	(a)
Hedge derivatives, net
Fuel hedge contracts	1	(1)	2	(a)(b)
Interest rate contracts	61	—	61	(a)
Foreign currency exchange contracts	6	—	6	(a)

	December 31, 2018			Valuation Technique
(in millions)	Total	Level 1	Level 2
Cash equivalents	$1,222	$1,222	$—	(a)
Restricted cash equivalents	1,183	1,183	—	(a)
Short-term investments
U.S. government securities	50	45	5	(a)
Asset- and mortgage-backed securities	36	—	36	(a)
Corporate obligations	90	—	90	(a)
Other fixed income securities	27	—	27	(a)
Long-term investments	1,090	880	210	(a)
Hedge derivatives, net
Fuel hedge contracts	15	20	(5)	(a)(b)
Interest rate contracts	1	—	1	(a)
Foreign currency exchange contracts	(3)	—	(3)	(a)

(1)See Note 10, "Employee Benefit Plans," for fair value of benefit plan assets.

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance a portion of the construction costs for the new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments were based on a market approach using industry standard valuation techniques that incorporated observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security or other observable information and were recorded in prepaid expenses and other on the balance sheet.

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

•Fuel Contracts. Our fuel hedge portfolio consists of options, swaps and futures. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•Interest Rate Contracts. Our interest rate derivatives are swap contracts, which are valued based on data readily observable in public markets.

•Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of forward contracts and are valued based on data readily observable in public markets.

NOTE 4. INVESTMENTS

Long-Term Investments

We have developed strategic relationships with a number of airlines and airline services companies through equity investments and other forms of cooperation and support. Our equity investments reinforce our commitment to these relationships and provide us with the ability to participate in strategic decision-making, often through representation on the boards of directors of the investee.

During the years ended December 31, 2019 and 2018, we recorded net gains on our equity investments of $119 million and $38 million, respectively, which were recorded in gain/(loss) on investments in our income statement within non-operating expense. These net gains were primarily driven by changes in stock prices and foreign currency fluctuations as well as the sale of certain investments, as described below. During 2017, before we adopted the new financial instruments accounting standard in 2018, we recorded unrealized gains and losses on available-for-sale investments in AOCI.

Fair Value Investments

Our investments accounted for at fair value are summarized in the following table:

	Ownership Interest		Carrying Value
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Air France-KLM	9%	9%	$418	$408
China Eastern	3%	3%	258	259
Hanjin-KAL	10%	—%	205	—
GOL	—%	9%	—	213
Other investments			218	210
Total fair value investments			$1,099	$1,090

During 2019, we acquired 10% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air.

In the December 2019 quarter we sold our 9% ownership stake of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), for $278 million. The gain on sale of our investment in GOL is recorded in gain/(loss) on investments within non-operating expense in our income statement.

Additionally, GOL has a $300 million five-year term loan facility with third parties maturing in 2020, which we have guaranteed. Our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly-traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability on our balance sheet as of December 31, 2019.

Equity Method Investments

We account for the investments listed below under the equity method of accounting.

	Ownership Interest		Carrying Value
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Grupo Aeroméxico (1)	51%	51%	$833	$897
Virgin Atlantic (2)	49%	49%	375	383
AirCo	49%	49%	142	109

(1)Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to a maximum of 49%. Therefore, we account for our investment under the equity method. Due to Aeroméxico's share repurchase program, our equity stake in Grupo Aeroméxico has increased to a non-controlling 51% interest.
(2)We have a non-controlling equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies.

Our portion of Grupo Aeroméxico's and Virgin Atlantic's financial results are recorded in miscellaneous, net in our income statement under non-operating expense, and our share of AirCo's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business. We also have an investment in JFK IAT Member LLC which is accounted for under the equity method and is discussed further in Note 9, "Airport Redevelopment."

Our equity method investments are recorded in other noncurrent assets on our balance sheet. If an equity method investment experiences a loss in fair value that is determined to be other than temporary, we will reduce our basis in the investment to fair value and record the loss in gain/(loss) on investments.

In September 2019, we announced our plan to enter into a strategic alliance with LATAM Airlines Group S.A ("LATAM") as well as acquire up to a 20% interest through a tender offer. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share.

In addition, to support the establishment of the strategic alliance, we will invest $350 million, $200 million of which was disbursed in 2019. As part of our planned strategic alliance with LATAM, we have also agreed to acquire four A350 aircraft from LATAM and plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025.

In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received a 27% equity stake in Wheels Up, which will be accounted for under the equity method beginning in the March 2020 quarter.

NOTE 5. DERIVATIVES AND RISK MANAGEMENT

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. We recognize derivative contracts at fair value on our balance sheets.

Fuel Price Risk

Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s inventory. During the years ended December 31, 2019, 2018 and 2017, fuel hedges did not have a significant impact in our income statement.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our debt obligations. Market risk associated with our fixed and variable rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In an effort to manage our exposure to the risk associated with our variable rate debt, we periodically enter into interest rate swaps. We designate interest rate contracts used to convert the interest rate exposure on a portion of our debt portfolio from a floating rate to a fixed rate as cash flow hedges, while those contracts converting our interest rate exposure from a fixed rate to a floating rate are designated as fair value hedges.

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

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk because we have revenue, expense and equity investments denominated in foreign currencies. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into foreign currency option and forward contracts.

In November 2019, we entered into a three and a half-year U.S. dollar-South Korean won ("KRW") cross currency swap with a notional value of 177 billion KRW. This swap is intended to mitigate foreign currency volatility resulting from our KRW-denominated investment in Hanjin-KAL. During the year ended December 31, 2019, we recorded an unrealized loss on this swap of $3 million, which is reflected in gain/(loss) on investments, net within non-operating expense.

In January 2018, we entered into a three-year U.S. dollar-Euro cross currency swap with a notional value of €375 million. This swap was intended to mitigate foreign currency volatility resulting from our Euro-denominated investment in Air France-KLM. In response to favorable changes in interest rates and the U.S. dollar-Euro exchange rate, we settled the cross currency swap in August 2018. Upon settlement, we recognized gains of $18 million in miscellaneous in our income statement within non-operating expense. Subsequently, we entered into a new U.S. dollar-Euro cross currency swap with a notional value of €397 million and a maturity date in December 2020. During the years ended December 31, 2019 and 2018, we recorded an unrealized gain of $13 million and an unrealized loss of $4 million, respectively, on this swap which is reflected in gain/(loss) on investments, net within non-operating expense.

Hedge Position as of December 31, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,872	U.S. dollars	April 2028	$12	$53	$(4)	$—	$61
Not designated as hedges
Foreign currency exchange contract	397	Euros	December 2020	9	—	—	—	9
Foreign currency exchange contract	177,045	South Korean won	April 2023	1	—	—	(4)	(3)
Fuel hedge contracts	243	gallons - crude oil and refined products	July 2020	16	—	(15)	—	1
Total derivative contracts				$38	$53	$(19)	$(4)	$68

Hedge Position as of December 31, 2018

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,893	U.S. dollars	April 2028	$—	$8	$(7)	$—	$1
Foreign currency exchange contracts	6,934	Japanese yen	November 2019	1	—	—	—	1
Not designated as hedges
Foreign currency exchange contract	397	Euros	December 2020	13	—	—	(17)	(4)
Fuel hedge contracts	219	gallons - crude oil and refined products	December 2019	30	—	(15)	—	15
Total derivative contracts				$44	$8	$(22)	$(17)	$13

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments
(in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Current maturities of debt and finance leases	$(19)	$(11)	$8	$7
Debt and finance leases	(1,783)	(1,870)	53	(8)

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheets. The following table shows the net fair value of our counterparty positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2019
Net derivative contracts	$24	$53	$(5)	$(4)	$68
December 31, 2018
Net derivative contracts	$35	$—	$(13)	$(9)	$13

Designated Hedge Gains (Losses)

Gains (losses) related to our designated hedge contracts during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Gain (Loss) Reclassified from AOCI to Earnings			Gain (Loss) Recognized in Other Comprehensive Income (Loss)
(in millions)	2019	2018	2017	2019	2018	2017
Foreign currency exchange contracts (1)	$1	$(3)	$10	$—	$1	$(43)
(1)Earnings on our designated foreign currency exchange contracts are recorded in passenger revenue in the income statement. These hedge contracts settled during the year ended December 31, 2019.

Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
(in millions)		2019	2018	2017
Foreign currency exchange contracts	Gain/(loss) on investments, net	$10	$(4)	$—
Fuel hedge contracts	Aircraft fuel and related taxes	(41)	52	(81)
Total		$(31)	$48	$(81)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts often contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we posted margin of $34 million as of December 31, 2019 and held margin of $9 million as of December 31, 2018.

Our accounts receivable are generated largely from the sale of passenger airline tickets and cargo transportation services, the majority of which are processed through major credit card companies. We also have receivables from the sale of miles under our loyalty program to participating airlines and non-airline businesses such as credit card companies, hotels, car rental agencies and ridesharing companies. The credit risk associated with our receivables is minimal.

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience.

NOTE 6. INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

	Carrying Value at December 31,
(in millions)	2019	2018
International routes and slots	$2,583	$2,583
Airline alliances	1,005	661
Delta tradename	850	850
Domestic slots	622	622
Total	$5,060	$4,716

International Routes and Slots. Our international routes and slots primarily relate to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Airline Alliances. Our airline alliances intangible assets primarily relate to our commercial agreements with SkyTeam partners and LATAM.

Domestic Slots. Our domestic slots relate to our slots at New York-LaGuardia and Washington-Reagan National airports.

Definite-Lived Intangible Assets

	December 31, 2019		December 31, 2018
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(692)	$730	$(687)
Contracts	193	(128)	193	(122)
Other	53	(53)	53	(53)
Total	$976	$(873)	$976	$(862)

Amortization expense was $11 million for the year ended December 31, 2019 and $17 million for each of the years ended December 31, 2018 and 2017. Based on our definite-lived intangible assets at December 31, 2019, we estimate that we will incur approximately $9 million of amortization expense annually from 2020 through 2024.

NOTE 7. DEBT

The following table summarizes our debt:

	Maturity			Interest Rate(s)(1) Per Annum at			December 31,
(in millions)	Dates			December 31, 2019			2019	2018
Unsecured notes	2020	to	2029	2.60%	to	4.38%	$5,550	$4,050
Financing arrangements secured by aircraft:
Certificates(2)	2020	to	2027	3.20%	to	8.02%	1,669	1,837
Notes(2)	2020	to	2025	1.99%	to	6.08%	1,193	1,787
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(2)(3)	2021	to	2030	2.51%	to	8.75%	196	251
2018 Unsecured Revolving Credit Facility	2021	to	2023	undrawn	variable		—	—
Other revolving credit facilities	2020	to	2021	undrawn	variable		—	—
Total secured and unsecured debt							9,991	9,308
Unamortized premium and debt issuance cost, net and other							115	60
Total debt							10,106	9,368
Less: current maturities							(2,054)	(1,409)
Total long-term debt							$8,052	$7,959
(1)Certain aircraft and other financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.
(2)Due in installments.
(3)Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

2019 Unsecured Notes

In October 2019, we issued $1.5 billion in aggregate principal amount of unsecured notes, consisting of $900 million of 2.9% Notes due 2024 and $600 million of 3.75% Notes due 2029 (collectively, the "Notes"). These Notes are included in Unsecured notes in the table above. We used the net proceeds from the offering of these Notes to fund a portion of the tender offer to acquire common shares of LATAM in January 2020. See Note 4, "Investments," for further information on our investment in LATAM.

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

Financial Covenants

We were in compliance with the covenants in our financing agreements at December 31, 2019.

Availability Under Revolving Credit Facilities

The table below shows availability under revolving credit facilities, all of which were undrawn, as of December 31, 2019:

(in millions)
2018 Unsecured Revolving Credit Facility	$2,650
Other revolving credit facilities	459
Total availability under revolving credit facilities	$3,109

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2019:

(in millions)	Total Debt	Amortization of Debt Premium and Debt Issuance Cost, net and other
2020	$2,060	$13
2021	1,094	15
2022	1,708	16
2023	932	11
2024	1,508	10
Thereafter	2,689	50
Total	$9,991	$115	$10,106

Fair Value of Debt

Market risk associated with our fixed- and variable-rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Debt is primarily classified as Level 2 within the fair value hierarchy.

	December 31,
(in millions)	2019	2018
Net carrying amount	$10,106	$9,368
Fair value	$10,400	$9,400

NOTE 8. LEASES

During 2018, we adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted the standard using the modified retrospective approach with an effective date of January 1, 2018. Prior year financial statements were not recast under the new standard. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

When available, we use the rate implicit in the lease to discount lease payments to present value; however, we have an insignificant number of leases representing an immaterial portion of our lease liability that provide readily determinable implicit rates. When the rate implicit in the lease is not available, we use our incremental borrowing rate, which is based on the estimated interest rate for collateralized borrowing over a similar term of the lease at commencement date.

Some of our aircraft lease agreements include provisions for residual value guarantees. These provisions primarily relate to our regional aircraft and the amounts are not significant. We do not have other forms of variable interests with the lessors of our leased assets, other than at New York-JFK, in which we are not the primary beneficiary as discussed in Note 9, "Airport Redevelopment," and one lessor, in which we have a variable interest in certain immaterial aircraft leases, that we have consolidated.

Aircraft

As of December 31, 2019, including aircraft operated by our regional carriers, we leased 343 aircraft, of which 130 were under finance leases and 213 were operating leases. Our aircraft leases had remaining lease terms of one month to 12 years. Aircraft finance leases continue to be reported on our balance sheet, while operating leases were added to the balance sheet in 2018 with the adoption of the new standard.

In addition, we have regional aircraft leases that are embedded within our capacity purchase agreements and included in the right-of-use ("ROU") asset and lease liability. We allocated the consideration in each capacity purchase agreement to the lease and nonlease components based on their relative standalone value. Lease components of these agreements consist of 162 aircraft as of December 31, 2019 and nonlease components primarily consist of flight operations, in-flight and maintenance services. We determined our best estimate of the standalone value of the individual components by considering observable information including rates paid by our wholly owned subsidiary, Endeavor Air, Inc., and rates published by independent valuation firms. See Note 11, "Commitments and Contingencies," for additional information about our capacity purchase agreements.

With the adoption of the new lease standard in 2018, we determined that the CRJ-200 fleet operated by our wholly-owned subsidiary, Endeavor, was impaired due to insufficient future cash flows projected for the fleet. Therefore, we recorded a transition adjustment that reduced equity by $284 million (net of tax) as of January 1, 2018, which reflects the difference in fair value compared to the basis of the ROU asset.

Airport Facilities

Our facility leases are primarily for space at approximately 300 airports around the world that we serve. These leases are classified as operating leases and reflect our use of airport terminals, office space, cargo warehouses and maintenance facilities. We generally lease space from government agencies that control the use of the airport. The remaining lease terms vary from one month to 31 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheet as a ROU asset and lease liability.

Some airport facilities have fixed payment schedules, the most significant of which are New York-LaGuardia and New York-JFK. For those airport leases, we have recorded a ROU asset and lease liability representing the fixed component of the lease payment. See Note 9, "Airport Redevelopment," for more information on our significant airport redevelopment projects.

Other Ground Property and Equipment

We lease certain IT assets (including servers, mainframes, etc.), ground support equipment (including tugs, tractors, fuel trucks and de-icers), and various other equipment. The remaining lease terms range from one month to seven years. Certain leased IT assets are embedded within various service agreements. The lease components included in those agreements are included in the ROU asset and lease liability, and the amounts are not significant.

Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		December 31,
(in millions)	Classification on the Balance Sheet	2019	2018
Assets
Operating lease assets	Operating lease right-of-use assets	$5,627	$5,994
Finance lease assets	Property and equipment, net	1,062	490
Total lease assets		$6,689	$6,484

Liabilities
Current
Operating	Current maturities of operating leases	$801	$955
Finance	Current maturities of debt and finance leases	233	109
Noncurrent
Operating	Noncurrent operating leases	5,294	5,801
Finance	Debt and finance leases	821	294
Total lease liabilities		$7,149	$7,159

Weighted-average remaining lease term
Operating leases		12 years	12 years
Finance leases		5 years	7 years
Weighted-average discount rate
Operating leases(1)		3.73%	3.69%
Finance leases		3.46%	5.23%

(1)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2018.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.

	Year Ended December 31,
(in millions)	2019	2018
Finance lease cost
Amortization of leased assets	$110	$100
Interest of lease liabilities	29	22
Operating lease cost(1)	1,013	994
Short-term lease cost(1)	500	458
Variable lease cost(1)	1,456	1,427
Total lease cost	$3,108	$3,001

(1)Expenses are classified within aircraft rent, landing fees and other rents and regional carriers expense, excluding fuel on the income statement. For the year ended December 31, 2019, $174 million and $64 million of the operating and variable lease costs, respectively, and for the year ended December 31, 2018, $150 million, $18 million and $48 million of the operating, short-term and variable lease costs, respectively, are attributable to our regional carriers.

In 2017, operating lease expense, excluding landing fees, was approximately $1.6 billion, which includes leases of certain aircraft under capacity purchase agreements. Expenses were primarily classified within aircraft rent, landing fees and other rents and regional carriers expense.

Other Information

The table below presents supplemental cash flow information related to leases.

	Year Ended December 31,
(in millions)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,166	$1,271
Operating cash flows for finance leases	27	22
Financing cash flows for finance leases	192	108

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

(in millions)	Operating Leases	Finance Leases
2020	$1,003	$264
2021	836	239
2022	729	174
2023	698	124
2024	628	180
Thereafter	3,821	179
Total minimum lease payments	7,715	1,160
Less: amount of lease payments representing interest	(1,620)	(106)
Present value of future minimum lease payments	6,095	1,054
Less: current obligations under leases	(801)	(233)
Long-term lease obligations	$5,294	$821

As of December 31, 2019, we had additional leases that had not yet commenced of $888 million. These leases will commence in 2020 to 2024 with lease terms of 5 to 12 years.

NOTE 9. AIRPORT REDEVELOPMENT

New York-JFK Airport

In 2015, we completed two phases of redevelopment at New York-JFK's Terminal 4 to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Terminal 4 is operated by JFK International Air Terminal LLC ("IAT"), a private party, under its lease with the Port Authority of New York and New Jersey ("Port Authority"). In December 2010, we entered into a 33-year agreement with IAT ("Sublease") to sublease space in Terminal 4. Also, in 2010, the Port Authority issued approximately $800 million principal amount of special project bonds to fund the majority of the project.

We managed the project and bore the construction risk, including cost over-runs. Prior to 2018, we accounted for this project by recording an asset for project costs (e.g., design, permitting, labor and other general construction costs), regardless of funding source, and a construction obligation equal to project costs funded by parties other than us. Our rental payments reduced the construction obligation and resulted in the recording of interest expense, calculated using the effective interest method. Upon adoption of the new lease standard during 2018, the project cost asset and construction obligation were derecognized and we recorded a transition adjustment that increased equity by $40 million (net of tax). Following derecognition of these assets and liabilities, we recognized a ROU asset and lease liability representing the fixed component of the lease payments.

We have an equity method investment in JFK IAT Member LLC, which owns IAT, our sublessor at Terminal 4. The Sublease requires us to pay certain fixed management fees. We determined the investment is a variable interest entity and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease, with respect to management of Terminal 4, are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate this entity in our Consolidated Financial Statements.

We are now planning for further expansion of Terminal 4. Subject to approval of the Board of the Port Authority, IAT and the Port Authority will finalize and enter a lease amendment for the expansion and renovation of the Terminal 4 arrivals and departures hall, the addition of 16 new gates to Concourse A, the renovation of existing concourses and roadway upgrades to improve access for vehicles.

Los Angeles International Airport ("LAX")

We executed a modified lease agreement during 2016 with the City of Los Angeles ("the City") which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX. Under the lease agreement, we have relocated certain airlines and other tenants from Terminals 2 and 3 to Terminals 5 and 6 and undertaken various initial projects to enable operations from Terminals 2 and 3 during the project. We are now designing and constructing the redevelopment of Terminal 3 and enhancement of Terminal 2, which also includes rebuilding the ticketing and arrival halls and security checkpoint, construction of core infrastructure to support the City's planned airport people mover, ramp improvements and construction of a secure connector to the north side of the Tom Bradley International Terminal. Construction is expected to be completed by 2024.

Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.6 billion to purchase completed project assets. The lease allows for a maximum reimbursement by the City of $1.8 billion. Costs we incur in excess of such maximum will not be reimbursed by the City.

A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2019 and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we spent approximately $176 million on this project during 2019.

Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed, and therefore, we do not have the project asset or related obligation recorded on our balance sheet.

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

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $600 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding provided by cash flows from operations and/or financing arrangements, we spent approximately $562 million on this project during 2019. See Note 7, "Debt," for additional information on the debt related to this redevelopment project, NYTDC Special Facilities Revenue Bonds, Series 2018.

As we are funding the majority of the LaGuardia redevelopment project, we account for the related assets as leasehold improvements. We entered into loan agreements to fund a portion of the construction, which are recorded on our balance sheet as debt with the proceeds reflected as restricted cash.

NOTE 10. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate until the 17-year period expires for all frozen defined benefit plans by the end of 2024. We have no minimum funding requirements in 2020, but we plan to voluntarily contribute approximately $500 million to these plans.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were $991 million, $926 million and $875 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2019	2018	2019	2018
Benefit obligation at beginning of period	$19,809	$21,696	$3,225	$3,504
Service cost	—	—	83	85
Interest cost	833	781	137	126
Actuarial loss (gain)	1,678	(1,560)	226	(142)
Benefits paid, including lump sums and annuities	(1,107)	(1,093)	(315)	(306)
Participant contributions	—	—	23	26
Curtailment	—	—	—	(68)
Settlements	(14)	(15)	—	—
Benefit obligation at end of period(1)	$21,199	$19,809	$3,379	$3,225

Fair value of plan assets at beginning of period	$13,459	$14,744	$637	$866
Actual gain (loss) on plan assets	2,485	(700)	134	(72)
Employer contributions	1,022	523	159	152
Participant contributions	—	—	23	26
Benefits paid, including lump sums and annuities	(1,107)	(1,093)	(346)	(335)
Settlements	(14)	(15)	—	—
Fair value of plan assets at end of period	$15,845	$13,459	$607	$637

Funded status at end of period	$(5,354)	$(6,350)	$(2,772)	$(2,588)

(1)At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2019, net actuarial losses increased our benefit obligation due to the decrease in discount rates, while in 2018 our obligations decreased due to the actuarial gains from an increase in discount rates. These gains and losses are recorded in AOCI and reflected in the table below.

A net actuarial loss of $333 million will be amortized from AOCI into net periodic benefit cost in 2020. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2019	2018	2019	2018
Current liabilities	$(19)	$(27)	$(125)	$(123)
Noncurrent liabilities	(5,335)	(6,323)	(2,647)	(2,465)
Total liabilities	$(5,354)	$(6,350)	$(2,772)	$(2,588)

Net actuarial loss	$(8,765)	$(8,682)	$(715)	$(613)
Prior service credit	—	—	38	47
Total accumulated other comprehensive loss, pre-tax	$(8,765)	$(8,682)	$(677)	$(566)

Net Periodic (Benefit) Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$83	$85	$87
Interest cost	833	781	853	137	126	138
Expected return on plan assets	(1,186)	(1,318)	(1,143)	(47)	(67)	(69)
Amortization of prior service credit	—	—	—	(9)	(24)	(26)
Recognized net actuarial loss	291	267	262	37	36	32
Settlements	5	4	3	—	—	—
Curtailment	—	—	—	—	(53)	—
Net periodic (benefit) cost	$(57)	$(266)	$(25)	$201	$103	$162

Service cost is recorded in salaries and related costs in the income statement while other components are recorded within miscellaneous under non-operating expense.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic benefit cost for the periods presented:

	December 31,
Benefit Obligations(1)	2019	2018
Weighted average discount rate	3.40%	4.33%

	Year Ended December 31,
Net Periodic Benefit Cost(1)	2019	2018	2017
Weighted average discount rate - pension benefit	4.33%	3.69%	4.14%
Weighted average discount rate - other postretirement benefit	4.32%	3.69%	4.19%
Weighted average discount rate - other postemployment benefit	4.32%	3.65%	4.14%
Weighted average expected long-term rate of return on plan assets	8.97%	8.97%	8.96%
Assumed healthcare cost trend rate for the next year(2)	6.50%	6.75%	7.00%
(1)Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment obligation.
(2)Healthcare cost trend rate is assumed to decline gradually to 5.00% by 2026 and remain unchanged thereafter.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic benefit cost for the year ended December 31, 2019 was 8.97%.

Healthcare Cost Trend Rate. Assumed healthcare cost trend rates have an effect on the amounts reported for the other postretirement benefit plans. A 1% change in the healthcare cost trend rate used in measuring the plan benefit obligation for these plans would have the following effects:

(in millions)	1% Increase	1% (Decrease)
Increase (decrease) in total service and interest cost	$1	$(2)
Increase (decrease) in the accumulated plan benefit obligation	4	(14)

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic benefit cost. We use the Society of Actuaries ("SOA") published mortality data and other publicly available information to develop our best estimate of life expectancy. The SOA publishes updated mortality tables for U.S. plans and updated improvement scales. Each year we consider updates by the SOA in setting our mortality assumptions for purposes of measuring pension and other postretirement and postemployment benefit obligations.

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

The following table summarizes the benefit payments that are scheduled to be paid in the years ending December 31:

(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2020	$1,170	$324
2021	1,188	327
2022	1,211	324
2023	1,226	321
2024	1,239	317
2025-2029	6,248	1,520

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

	December 31, 2019			December 31, 2018			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equities and equity-related instruments	$840	$49	$889	$400	$100	$500	(a)
Delta common stock	737	—	737	675	—	675	(a)
Cash equivalents	327	952	1,279	312	708	1,020	(a)
Fixed income and fixed income-related instruments	97	3,472	3,569	233	2,157	2,390	(a)(b)
Benefit plan assets	$2,001	$4,473	$6,474	$1,620	$2,965	$4,585

Investments measured at net asset value ("NAV")(1)			9,854			9,136
Total benefit plan assets			$16,328			$13,721
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

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

	December 31, 2019			December 31, 2018
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Hedge funds and hedge fund-related strategies(5)	$5,588	(4)	2-180 Days	$5,264	(4)	2-180 Days
Commingled funds, private equity and private equity-related instruments(5)	1,834	(4)	2-30 Days	1,591	(4)	2-30 Days
Fixed income and fixed income-related instruments(5)	958	(4)	15-90 Days	769	(2)	15-90 Days
Real assets(5)	758	(3)	N/A	807	(3)	N/A
Other	716	(1) (2)	2-90 Days	705	(1) (2)	2-90 Days
Total investments measured at NAV	$9,854			$9,136
(1)Monthly
(2)Semi-monthly
(3)Semi-annually and annually
(4)Various. Includes funds with weekly, monthly, semi-monthly, quarterly and custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.
(5)Unfunded commitments were $393 million for commingled funds, private equity and private equity-related instruments, $254 million for fixed income and fixed income-related instruments, $203 million for real assets and $76 million for hedge funds and hedge fund-related strategies at December 31, 2019.

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

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For the years ended December 31, 2019, 2018 and 2017, we recorded expenses of $1.6 billion, $1.3 billion and $1.1 billion under the profit sharing program, respectively.

Effective October 1, 2017, we aligned our profit sharing plans under a single formula. Under this formula, our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. Prior to that time, the profit sharing program for pilots used this formula but in the first nine months of 2017, the profit sharing program for merit, ground and flight attendant employees paid 10% of annual profit and, if we exceeded our prior-year results, the program paid 20% of the year-over-year increase in profit to eligible employees.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $13.7 billion at December 31, 2019:

(in millions)	Total
2020	$2,980
2021	3,740
2022	3,390
2023	1,640
2024	500
Thereafter	1,440
Total	$13,690

Our future aircraft purchase commitments included the following aircraft at December 31, 2019:

Aircraft Type	Purchase Commitments
A220-100	17
A220-300	50
A321-200	31
A321-200neo	100
A330-900neo (1)	33
A350-900	16
CRJ-900	6
Total	253

(1) Includes two A330-900neo lease commitments with one in each of 2020 and 2021.

MD-90 Fleet Retirement

As part of our ongoing fleet transformation, during 2019 we committed to accelerating the retirement of our MD-90 fleet. This fleet will now be retired by the end of 2022, which is approximately two years earlier than previously planned. The decision to retire the fleet by 2022, including the permanent retirement of 35 aircraft during 2019, resulted in accelerated depreciation of $79 million during 2019, which is recorded in depreciation and amortization in our income statement.

LATAM A350 Commitments

We have agreed to acquire four A350 aircraft from LATAM, which are included as purchase commitments in the table above. In addition, we plan to assume ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025. See Note 4, "Investments," for further information on our investment in LATAM.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring from 2020 to 2029.

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

(in millions)	Amount (1)(2)
2020	$1,750
2021	1,432
2022	1,377
2023	1,132
2024	1,002
Thereafter	2,349
Total	$9,042

(1)These amounts exclude contract carrier payments accounted for as operating leases of aircraft, which are described in Note 8, "Leases."
(2)In January 2020, we agreed not to renew our CRJ-900 contract with GoJet Airlines, LLC and to end those operations by the end of 2020. The table above reflects our commitments under that contract as of December 31, 2019.

Revenue Proration Agreement. As of December 31, 2019, a portion of our contract carrier agreement with SkyWest Airlines, Inc. was structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2019 or 2018.

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

Employees Under Collective Bargaining Agreements

As of December 31, 2019, we had approximately 91,000 full-time equivalent employees, approximately 19% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	13,082	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	443	PAFCA	November 1, 2024
Endeavor Air Pilots	1,872	ALPA	January 1, 2024
Endeavor Air Flight Attendants	1,492	AFA	December 31, 2018

We are in discussions with representatives of our pilots and Endeavor Air flight attendants regarding terms of amendable collective bargaining agreements.

In addition to the domestic airline employee groups discussed above, 199 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2022. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self help upon the expiration of the agreement.

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

NOTE 12. INCOME TAXES

Income Tax Provision

Our income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current tax benefit (provision):
Federal	$94	$187	$(4)
State and local	(39)	(26)	5
International	(13)	(13)	(54)
Deferred tax provision:
Federal	(1,343)	(1,226)	(2,093)
State and local	(130)	(138)	(149)
Income tax provision	$(1,431)	$(1,216)	$(2,295)

The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	2.3	2.5	1.8
Foreign tax rate differential	—	0.1	(2.2)
Tax Cuts and Jobs Act adjustment	—	(0.5)	7.2
Other	(0.2)	0.5	—
Effective income tax rate	23.1%	23.6%	41.8%

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

At December 31, 2019, we had a basis difference in our investments in foreign subsidiaries of $212 million which is considered to be indefinitely reinvested.

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$560	$674
Pension, postretirement and other benefits	2,241	2,435
Alternative minimum tax credit carryforward	94	189
Deferred revenue	1,667	1,620
Operating lease liabilities	1,446	1,579
Other	350	357
Valuation allowance	(58)	(13)
Total deferred tax assets	$6,300	$6,841
Deferred tax liabilities:
Depreciation	$5,190	$4,185
Operating lease right-of-use assets	1,298	1,388
Intangible assets	1,049	1,052
Other	99	137
Total deferred tax liabilities	$7,636	$6,762

Net deferred tax (liabilities) assets(1)	$(1,336)	$79
(1)At December 31, 2019, the net deferred tax liabilities of $1.3 billion included $120 million of net state deferred tax assets, which are recorded in other noncurrent assets, and $1.5 billion of net federal deferred tax liabilities, which are recorded in deferred income taxes, net. At December 31, 2018, the net deferred tax assets of $79 million included $242 million of net state deferred tax assets, which are recorded in other noncurrent assets, and $163 million of net federal deferred tax liabilities, which are recorded in deferred income taxes, net.

At December 31, 2019, we had $94 million of federal alternative minimum tax credit carryforwards. As a result of the Tax Cuts and Jobs Act of 2017, this credit becomes refundable to us if not used by 2021. We have $1.9 billion of federal pre-tax net operating loss carryforwards, which will not begin to expire until 2027.

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations ("Income Tax Allocation"). The 2017 tax reform reduced the statutory tax rate in the U.S. from 35% to 21%. GAAP requires that the tax expense related to tax law changes be recognized in current earnings, even when a portion of the related deferred tax asset originated through amounts recognized in AOCI. As a result, $672 million of income tax expense remains in AOCI, primarily related to pension obligations, and will not be recognized in net income until the pension obligations are fully extinguished.

Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2019, 2018 and 2017 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost per share held in treasury was $26.37 and $24.14 as of December 31, 2019 and 2018, respectively.

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2019, there were 25 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense, including awards payable in common stock or cash, is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $161 million, $159 million and $169 million for the years ended December 31, 2019, 2018 and 2017, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2019, unrecognized costs related to unvested shares and stock options totaled $94 million. We expect substantially all unvested awards to vest and recognize forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2019, there were 2.6 million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2019, there were 3.9 million outstanding stock option awards with a weighted average exercise price of $49.57 of which 1.4 million were exercisable.

Performance Awards. Performance awards are long-term incentive opportunities, which are payable in common stock or cash, and are generally contingent upon our achieving certain financial goals.

Other. During 2019 and 2018, we recognized $1 million and $7 million, respectively, of excess tax benefits in our income tax provision.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefits Liabilities(2)	Derivative Contracts and Other	Available-for-Sale Investments(3)	Total
Balance at January 1, 2017 (net of tax effect of $1,458)	$(7,714)	$114	$(36)	$(7,636)
Changes in value (net of tax effect of $32)	(264)	(23)	150	(137)
Reclassifications into earnings (net of tax effect of $90)(1)	166	(6)	(8)	152
Balance at December 31, 2017 (net of tax effect of $1,400)	(7,812)	85	106	(7,621)
Changes in value (net of tax effect of $88)	(294)	7	—	(287)
Reclassifications into retained earnings (net of tax effect of $61)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $57)(1)	181	8	—	189
Balance at December 31, 2018 (net of tax effect $1,492)	(7,925)	100	—	(7,825)
Changes in value (net of tax effect of $133)	(422)	7	—	(415)
Reclassifications into earnings (net of tax effect of $76)(1)	252	(1)	—	251
Balance at December 31, 2019 (net of tax effect of $1,549)	$(8,095)	$106	$—	$(7,989)
(1)Amounts reclassified from AOCI for pension and other benefits liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous, net in non-operating expense and in passenger revenue, respectively, in the income statement.
(2)Includes $672 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.
(3)The 2017 reclassification into earnings for available-for-sale investments relates to our investment in Grupo Aeroméxico and the related conversion to accounting under the equity method. The reclassification of the unrealized gain was recorded to non-operating expense in our income statement. The 2018 reclassification into retained earnings relates to our investments in GOL, China Eastern and other previously designated available-for-sale investments, and the related conversion to accounting for changes in fair value of these investments from AOCI to the income statement.

NOTE 15. SEGMENTS

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
Airline Segment

Our airline segment is managed as a single business unit that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world and includes our loyalty program, as well as other ancillary airline services. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers aircraft type and route economics, but gives no weight to the financial impact of the resource allocation decision on an individual carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

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

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2019, 2018 and 2017 was $4.0 billion, $3.6 billion and $3.2 billion, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2019
Operating revenue:	$46,910	$5,558			$47,007
Sales to airline segment			$(1,103)	(1)
Exchanged products			(3,963)	(2)
Sales of refined products			(395)	(3)
Operating income	6,542	76			6,618
Interest expense (income), net	327	(26)			301
Depreciation and amortization	2,581	99	(99)	(4)	2,581
Total assets, end of period	62,793	1,739			64,532
Capital expenditures	4,880	56			4,936
Year Ended December 31, 2018
Operating revenue:	$43,890	$5,458			$44,438
Sales to airline segment			$(962)	(1)
Exchanged products			(3,596)	(2)
Sales of refined products			(352)	(3)
Operating income	5,206	58			5,264
Interest expense (income), net	334	(23)			311
Depreciation and amortization	2,329	67	(67)	(4)	2,329
Total assets, end of period	58,561	1,705			60,266
Capital expenditures	5,005	163			5,168
Year Ended December 31, 2017
Operating revenue:	$40,636	$5,039			$41,138
Sales to airline segment			$(886)	(1)
Exchanged products			(3,240)	(2)
Sales of refined products			(411)	(3)
Operating income	5,856	110			5,966
Interest expense (income), net	403	(7)			396
Depreciation and amortization	2,222	47	(47)	(4)	2,222
Total assets, end of period	51,544	2,127			53,671
Capital expenditures	3,743	148			3,891

(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price by reference to the market index for the primary delivery location, which is New York Harbor, for jet fuel from the refinery.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.
(3)These sales were at or near cost; accordingly, the margin on these sales is de minimis.
(4)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

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

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Net income	$4,767	$3,935	$3,205

Basic weighted average shares outstanding	651	691	720
Dilutive effect of share-based awards	2	3	3
Diluted weighted average shares outstanding	653	694	723

Basic earnings per share	$7.32	$5.69	$4.45
Diluted earnings per share	$7.30	$5.67	$4.43

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	Three Months Ended,
(in millions, except per share data)	March 31	June 30	September 30	December 31
2019
Operating revenue	$10,472	$12,536	$12,560	$11,439
Operating income	1,020	2,128	2,071	1,399
Net income	730	1,443	1,495	1,099
Basic earnings per share	$1.10	$2.22	$2.32	$1.71
Diluted earnings per share	$1.09	$2.21	$2.31	$1.71
2018
Operating revenue	$9,968	$11,775	$11,953	$10,742
Operating income	844	1,684	1,645	1,090
Net income	557	1,036	1,322	1,019
Basic earnings per share	$0.79	$1.49	$1.93	$1.50
Diluted earnings per share	$0.79	$1.49	$1.92	$1.49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2019 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2019. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 12, 2020 expressed an unqualified opinion thereon.

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
February 12, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Information required by this item is set forth under the headings "Board Operations," "Proposal 1 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed with the Commission related to our 2020 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding executive officers is contained in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2019.

Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	5,334,334	$36.60	24,809,943
Equity compensation plans not approved by securities holders	—	—	—
Total	5,334,334	$36.60	24,809,943

(1)Includes a maximum of 1,395,451 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2019.
(2)Includes performance share awards, which do not have exercise prices. The weighted average exercise price of options is $49.57.
(3)Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (i) any shares tendered in payment of an option, (ii) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (iii) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 2,590,479 shares of restricted stock remain unvested and subject to forfeiture, these shares could again be available for issuance.

Other information required by this item is set forth under the heading "Beneficial Ownership of Securities" in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings "Board Operations" and "Proposal 1 - Election of Directors" in our Proxy Statement and is incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements

(2). Financial Statement Schedules. Financial statement schedules are not included herein as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and accompanying notes included in this Form 10-K.

(3). Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.8 through 10.18.

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

4.1 Description of Registrant's Securities.

Delta is not filing any instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1 Credit Agreement, dated as of April 19, 2018, among Delta Air Lines, Inc., as Borrower and The Lenders and JP Morgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, BNP Paribas, Citigroup Global Markets Inc., Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association and Wells Fargo Bank, N.A., as Co-Syndication Agents, and JP Morgan Chase Bank, N.A., Barclays Bank PLC, BNP Paribas, Citigroup Global Markets Inc., Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank Securities Inc., Fifth Third Bank, Goldman Sachs Bank USA, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., PNC Capital Markets LLC, Standard Chartered Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and Natixis, New York Branch, as Joint Lead Arrangers and Joint Bookrunners (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.2 Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.3 Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.4(a) Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*/**

10.4(b) Amendment No. 3, dated May 10, 2017, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 3”) (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.4(c) Letter Agreements, dated May 10, 2017, relating to Amendment No. 3 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.4(d) Amendment No. 8, dated as of October 30, 2018, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 8”) (Filed as Exhibit 10.7(d) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*/**

10.4(e) Letter Agreements, dated as of October 30, 2018, relating to Amendment No. 8 (Filed as Exhibit 10.7(e) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*/**

10.5(a) Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S. and Delta Air Lines, Inc., as amended through April 29, 2016 (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*/**

10.5(b) Amendment No. 9, dated May 10, 2017, to Airbus A321 Aircraft and A330 Aircraft Purchase Agreement dated as of September 3, 2013 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 9”) (Filed as Exhibit 10.1(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.5(c) Letter Agreements, dated May 10, 2017, relating to Amendment No. 9 (Filed as Exhibit 10.1(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.6 Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.10 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*/**

10.7 Framework Agreement, dated as of September 26, 2019, by and between LATAM Airlines Group S.A. and Delta Air Lines, Inc. (Filed as Exhibit 10.1 to Delta Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*/**

10.8 Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.9 Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.10 Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.11 to Delta's Annual Report on Form 10-K for the year ended December 31, 2016).*

10.11(a) Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.15 to Delta's Annual Report on Form 10-K for the year ended December 31, 2016).*

10.11(b) First Amendment to the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.3 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*

10.11(c) Second Amendment to the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.16(c) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.11(d) Model Award Agreement for the Delta Air Lines, Inc. 2017 Long-Term Incentive Program (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).*

10.12(a) Delta Air Lines, Inc. 2018 Long-Term Incentive Program (Filed as Exhibit 10.17 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.12(b) Model Award Agreement for the Delta Air Lines, Inc. 2018 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.13(a) Delta Air Lines, Inc. 2019 Long-Term Incentive Program (Filed as Exhibit 10.16 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.13(b) Model Award Agreement for the Delta Air Lines, Inc. 2019 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.14 Delta Air Lines, Inc. 2020 Long-Term Incentive Program.

10.15 Delta Air Lines, Inc. 2019 Management Incentive Plan (Filed as Exhibit 10.18 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.16 Delta Air Lines, Inc. 2020 Management Incentive Plan.

10.17 Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.18 Terms of 2019 Restricted Stock Award for Non-Employee Directors (filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*

21.1 Subsidiaries of the Registrant.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Labels Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

104  The cover page from this Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL
____________
* Incorporated by reference.
** Portions of this exhibit have been omitted as confidential information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2020.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of February, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Paul A. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Paul A. Jacobson

/s/ William C. Carroll	Senior Vice President - Finance and Controller (Principal Accounting Officer)
William C. Carroll

/s/ Francis S. Blake	Chairman of the Board
Francis S. Blake

/s/ Daniel A. Carp	Director
Daniel A. Carp

/s/ Ashton B. Carter	Director
Ashton B. Carter

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Christopher A. Hazleton	Director
Christopher A. Hazleton

/s/ Michael P. Huerta	Director
Michael P. Huerta

/s/ Jeanne P. Jackson	Director
Jeanne P. Jackson

/s/ George N. Mattson	Director
George N. Mattson

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ David S. Taylor	Director
David S. Taylor

/s/ Kathy N. Waller	Director
Kathy N. Waller