Form 10-Q
period 2020-03-31
DELTA AIR LINES, INC.
filed 2020-04-22
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2020:
Common Stock, $0.0001 par value - 637,836,206 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Form 10-K") and "Item 1A. Risk Factors" of Part II of this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2020, the related condensed consolidated statements of operations and comprehensive (loss) income, cash flows, and stockholders' equity for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 12, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 22, 2020

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$5,967	$2,882
Accounts receivable, net of an allowance for uncollectible accounts of $16 and $13 at March 31, 2020 and December 31, 2019, respectively	2,280	2,854
Fuel inventory	439	730
Expendable parts and supplies inventories, net of an allowance for obsolescence of $90 and $82 at March 31, 2020 and December 31, 2019, respectively	535	521
Prepaid expenses and other	1,054	1,262
Total current assets	10,275	8,249

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,506 and $17,027 at March 31, 2020 and December 31, 2019, respectively	31,644	31,310
Operating lease right-of-use assets	5,488	5,627
Goodwill	9,753	9,781
Identifiable intangibles, net of accumulated amortization of $875 and $873 at March 31, 2020 and December 31, 2019, respectively	6,019	5,163
Cash restricted for airport construction	455	636
Equity investments	3,684	2,568
Other noncurrent assets	1,420	1,198
Total noncurrent assets	58,463	56,283
Total assets	$68,738	$64,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$4,337	$2,287
Current maturities of operating leases	768	801
Air traffic liability	5,598	5,116
Accounts payable	3,337	3,266
Accrued salaries and related benefits	1,844	3,701
Loyalty program deferred revenue	1,099	3,219
Fuel card obligation	1,100	736
Other accrued liabilities	1,309	1,078
Total current liabilities	19,392	20,204

Noncurrent Liabilities:
Debt and finance leases	12,662	8,873
Pension, postretirement and related benefits	8,285	8,452
Loyalty program deferred revenue	5,718	3,509
Noncurrent operating leases	5,204	5,294
Deferred income taxes, net	1,502	1,456
Other noncurrent liabilities	1,666	1,386
Total noncurrent liabilities	35,037	28,970

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 647,386,115 and 651,731,443 shares issued at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,054	11,129
Retained earnings	11,423	12,454
Accumulated other comprehensive loss	(7,898)	(7,989)
Treasury stock, at cost, 9,549,909 and 8,959,730 shares at March 31, 2020 and December 31, 2019, respectively	(270)	(236)
Total stockholders' equity	14,309	15,358
Total liabilities and stockholders' equity	$68,738	$64,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Operating Revenue:
Passenger	$7,569	$9,254
Cargo	152	192
Other	871	1,026
Total operating revenue	8,592	10,472

Operating Expense:
Salaries and related costs	2,771	2,639
Aircraft fuel and related taxes	1,595	1,978
Regional carriers expense, excluding fuel	902	893
Depreciation and amortization	678	615
Contracted services	675	632
Aircraft maintenance materials and outside repairs	469	476
Landing fees and other rents	467	419
Passenger commissions and other selling expenses	358	427
Passenger service	257	271
Ancillary businesses and refinery	219	351
Aircraft rent	100	102
Profit sharing	—	220
Other	511	429
Total operating expense	9,002	9,452

Operating (Loss)/Income	(410)	1,020

Non-Operating Expense:
Interest expense, net	(79)	(83)
Gain/(loss) on investments, net	(112)	100
Miscellaneous, net	(6)	(91)
Total non-operating expense, net	(197)	(74)

(Loss)/Income Before Income Taxes	(607)	946

Income Tax Benefit/(Provision)	73	(216)

Net (Loss)/Income	$(534)	$730

Basic (Loss)/Earnings Per Share	$(0.84)	$1.10
Diluted (Loss)/Earnings Per Share	$(0.84)	$1.09
Cash Dividends Declared Per Share	$0.40	$0.35

Comprehensive (Loss)/Income	$(443)	$789

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net Cash Provided by Operating Activities	$358	$1,942

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(629)	(1,059)
Ground property and equipment, including technology	(308)	(301)
Redemption of short-term investments	—	206
Acquisition of strategic investments	(2,099)	—
Other, net	65	58
Net cash used in investing activities	(2,971)	(1,096)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(1,238)	(1,285)
Repurchase of common stock	(344)	(1,325)
Cash dividends	(260)	(233)
Proceeds from short-term obligations	2,882	1,750
Proceeds from long-term obligations	3,962	500
Fuel card obligation	364	(9)
Other, net	(22)	(7)
Net cash provided by/(used in) financing activities	5,344	(609)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	2,731	237
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,730	2,748
Cash, cash equivalents and restricted cash equivalents at end of period	$6,461	$2,985

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$184	$3
Right-of-use assets acquired under operating leases	55	274

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2020	2019
Current assets:
Cash and cash equivalents	$5,967	$1,910
Restricted cash included in prepaid expenses and other	39	57
Noncurrent assets:
Cash restricted for airport construction	455	1,018
Total cash, cash equivalents and restricted cash equivalents	$6,461	$2,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358
Net loss	—	—	—	(534)	—	—	—	(534)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive income	—	—	—	—	91	—	—	91
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $56.48(1) per share)	1	—	29	—	—	1	(34)	(5)
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Balance at March 31, 2020	647	$—	$11,054	$11,423	$(7,898)	10	$(270)	$14,309

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2018	688	$—	$11,671	$10,039	$(7,825)	8	$(198)	$13,687
Net income	—	—	—	730	—	—	—	730
Dividends declared	—	—	—	(232)	—	—	—	(232)
Other comprehensive income	—	—	—	—	59	—	—	59
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, 49.75(1) per share)	2	—	27	—	—	1	(35)	(8)
Stock purchased and retired	(26)	—	(444)	(881)	—	—	—	(1,325)
Balance at March 31, 2019	664	$—	$11,254	$9,656	$(7,766)	9	$(233)	$12,911

(1)Weighted average price per share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2019.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to severe impacts from the global COVID-19 (coronavirus) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2020 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU, an entity is required to utilize an "expected credit loss model" on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted this standard effective January 1, 2020 and due to the COVID-19 pandemic, we recorded reserves against certain of our outstanding financial instruments that were not material individually or in the aggregate.

NOTE 2. IMPACT OF THE COVID-19 PANDEMIC

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January, the spread of the virus and the resulting global pandemic next affected the majority of our international network and ultimately our domestic network. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at an accelerated pace, which has had an unprecedented and materially adverse impact on our revenues and financial position. The length and severity of the reduction in demand due to the pandemic is uncertain; accordingly, we expect the adverse impact to grow in the June 2020 quarter. While we are planning for a modest demand recovery beginning in the September 2020 quarter, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing.

See Note 3, "Revenue Recognition," for discussion of the recognition of passenger revenue, our air traffic liability and ticket breakage assumptions.

In response to these developments, we have implemented measures to focus on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Taking Care of our Customers and Employees. The safety of our customers and employees continues to be our primary focus. As the COVID-19 pandemic has developed, we have taken numerous steps to help customers and employees practice social distancing on the ground and in the air in keeping with current health-expert recommendations:
•Adopting new cleaning procedures on all flights, including disinfectant electrostatic spraying on all aircraft overnight and sanitizing high-touch areas like tray tables, entertainment screens, armrests and seat-back pockets before boarding.
•Taking steps to help employees and customers practice social distancing, including blocking middle seats, pausing automatic upgrades, modifying our boarding process and moving to essential meal service only.
•Extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Giving customers flexibility to plan, re-book and travel including extending expiration on travel credits through September 2022.
•Offering pay protection to employees who have tested positive for COVID-19, must quarantine due to exposure or travel-related requirements or have self-identified as being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to telecommute.
•Implementing significant workforce social distancing and protection measures, including reworking call center spaces to provide appropriate social distancing, increasing cleaning of our facilities using methods and products similar to what we are using on our aircraft and having virtually all employees who can telecommute do so.

Capacity Reductions. Following a strong start to 2020 in January and February, we experienced a precipitous decrease in demand in March as COVID-19 spread throughout the world. To align capacity with expected demand, beginning in the second half of March, we have significantly reduced our system capacity to a level that maintains essential services. For the June 2020 quarter, system capacity is expected to be down approximately 85 percent compared to the June 2019 quarter, with international capacity to be reduced by approximately 90 percent and domestic flying to be reduced by approximately 80 percent. As a result of reduced demand expectations and lower capacity, we are temporarily parking approximately 50 percent of our fleet.

Expense Management. With the reduction in revenue, we have, and will continue to implement cost saving initiatives, including:
•Reducing capacity as described above to align with expected demand, which has resulted in temporarily parking approximately 400 aircraft as of March 31, 2020, with the expectation to have over 650 aircraft parked by the end of the June quarter. As a result, we have made the decision to accelerate the retirement of our MD-88 fleet from December 2020 to the end of July 2020.
•Consolidating our footprint at our airport facilities, including temporarily closing most Delta Sky Clubs.
•Reducing employee-related costs, including:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 35,000 employees have volunteered to take leaves beginning in the June 2020 quarter.
◦Salary reductions of 50% for our officers and 25% for our director level employees.
◦A 25% reduction in work hours for all other management and most front-line employee work groups.
◦Instituting a company-wide hiring freeze.
•Delaying non-essential maintenance projects and reducing or suspending other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. We have taken the following actions to increase liquidity and strengthen our financial position. As a result of these actions, our cash and cash equivalents balance as of March 31, 2020 was $6.0 billion.
•Reducing planned capital expenditures by approximately $3.5 billion, including working with original equipment manufacturers ("OEM") to optimize the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and replacement of ground equipment.
•Drawing $3.0 billion from our previously undrawn revolving credit facilities.
•Entering into a $2.7 billion secured term loan facility during the March 2020 quarter with an accordion feature that allowed us to increase the facility to $3.0 billion during April 2020.
•Entering into $150 million of loans secured by certain of our widebody aircraft. In addition, during April 2020, we have entered into an additional $1.2 billion of sale-leaseback transactions for certain aircraft and are pursuing other financing initiatives.
•Suspending future share repurchases and dividends.
•Delaying $500 million of planned voluntary pension funding.

We continue to evaluate future financing opportunities by leveraging our unencumbered assets which, as of March 31, 2020, have a value of at least $15 billion, and utilizing funding from the CARES Act, discussed below. In response to the impact that the demand environment has had on our financial condition, our credit rating has been downgraded by Standard & Poor's to BB in late March 2020 and by Fitch to BB+ in early April 2020.

Our primary credit facility has various financial and other covenants that require us to maintain a minimum fixed charge coverage ratio and a minimum asset coverage ratio. In the event that we are unable to maintain compliance with such covenants, we expect to obtain an amendment or waiver from our lenders, refinance the indebtedness subject to covenants or take other mitigating actions prior to a potential breach.

See Note 7, "Debt," for more information on our debt issuances during the March 2020 quarter.

Valuation of Goodwill and Indefinite-Lived Intangibles

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our December 2019 quarter quantitative impairment tests of goodwill and intangibles indicated that there was no indication of impairment as the fair value exceeded our carrying value:

	Carrying Value at		Fair Value Excess at 2019 Testing Date
(in millions)	March 31, 2020	December 31, 2019
Goodwill(1)	$9,753	$9,781	234%
International routes and slots	2,583	2,583	15% to 29%
Airline alliances(2)	1,863	1,005	67% to 576%
Delta tradename	850	850	185%
Domestic slots	622	622	61% to 181%
Total	$15,671	$14,841
(1) The reduction in goodwill during the March 2020 quarter relates to the combination of Delta Private Jets with Wheels Up. See Note 5, "Investments," for more information on this transaction.
(2) As part of our strategic alliance with and investment in LATAM, we have recorded an alliance-related indefinite-lived intangible asset of $1.2 billion, which was not reflected in the 2019 quantitative impairment assessment.

Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that the reduced cash flow projections and the significant decline in Delta's market capitalization as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in Delta's market capitalization, (4) observable market transactions, (5) changes to the regulatory environment and (6) the nature and amount of government support that will be provided.

Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill and indefinite-lived intangible assets are not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Any measure that encourages potential travelers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the air travel industry in general, and consequently our business.

Valuation of Long-Lived Assets

Our flight equipment and other long-lived assets, which are classified as property and equipment, net on the Consolidated Balance Sheet ("balance sheet"), have a recorded value of $31.6 billion at March 31, 2020. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired.

As part of our capacity reductions related to the negative effect on our business from the COVID-19 pandemic, we have removed approximately 400 aircraft from active service and plan to park another approximately 250 aircraft during the June 2020 quarter. These aircraft are being temporarily parked, with the exception of the MD-88 fleet discussed above for which an impairment charge of $22 million was recorded, and we have not yet decided to accelerate the retirement of any other fleet.

To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet-type level or at the contract level for aircraft operated by regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel and labor costs and other relevant factors. Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near term, we evaluated the remainder of our fleet and determined that no fleet (other than the MD-88) was impaired as the future cash flows from operation of the fleet through the respective retirement dates exceeded the carrying value. As we obtain greater clarity about the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to permanently retire additional aircraft.

See Note 5, "Investments," for more information on the valuation of our equity investments.

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we were granted $5.4 billion in emergency relief through the payroll support program of the CARES Act to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in grants and $1.6 billion in an unsecured 10-year low interest loan. The loan includes annual interest rates of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we have agreed to issue to the U.S. Department of the Treasury over 6.5 million warrants to acquire Delta common stock. These warrants include an exercise price of $24.39 per share and have a five-year term.

On April 20, 2020, we received the first installment of $2.7 billion under the payroll support program.

The CARES Act provides for up to $25 billion in secured loans to the airline industry. We expect to be eligible for approximately $4.6 billion under the loan program and are currently evaluating our level of participation.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

NOTE 3. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended March 31,
(in millions)	2020	2019
Ticket	$6,511	$7,988
Loyalty travel awards	543	692
Travel-related services	515	574
Total passenger revenue	$7,569	$9,254

The air traffic liability primarily includes sales of passenger tickets to be flown in the future, as well as credits which can be applied as payment toward the cost of a ticket. The credits are typically issued as a result of ticket cancellations prior to their expiration dates. As of March 31, 2020, passenger tickets sold and credits issued were generally valid for one year from the date of original ticket issuance. In April 2020, we announced changes to expiration dates, as discussed below.

We recognized approximately $2.8 billion in passenger revenue during the three months ended March 31, 2020 that was recorded in our air traffic liability balance at December 31, 2019.

The air traffic liability typically increases during the winter and spring as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received. At the same time, we have experienced significant cancellations beginning in the second half of March, which has led to issuance of refunds to customers, while the remainder have been rebooked on future flights or received credits in lieu of cash refunds. The total value of refunds, excluding taxes and related fees, issued to customers during the March 2020 quarter was approximately $850 million. Due to the uncertainty around the return of demand for air travel, we are unable to estimate the amount of the December 31, 2019 air traffic liability that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2020.

In April 2020, we announced that credits issued for cancelled travel in March through September 2020 will have an extended expiration date through September 2022. This change is expected to shift a portion of our air traffic liability to noncurrent. We will also consider this change in estimating the future breakage rate, which represents the value of tickets that will expire unused and is recognized as revenue at the scheduled flight date.

Other Revenue

	Three Months Ended March 31,
(in millions)	2020	2019
Loyalty program	$474	$474
Ancillary businesses and refinery	223	369
Miscellaneous	174	183
Total other revenue	$871	$1,026

Loyalty Program. Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable miles based on the passenger's loyalty program status and ticket price. Customers can also earn miles through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses, customers and other airlines. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2020 and 2019, total cash sales from marketing agreements related to our loyalty program were $992 million and $980 million, respectively, which are allocated to travel and other performance obligations.

Current Activity of the Loyalty Program. Miles are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty program liability and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

(in millions)	2020	2019
Balance at January 1	$6,728	$6,641
Miles earned	660	720
Travel miles redeemed	(543)	(692)
Non-travel miles redeemed	(28)	(45)
Balance at March 31	$6,817	$6,624

The timing of mile redemptions can vary widely; however, the majority of new miles have historically been redeemed within two years. The loyalty program deferred revenue classified as a current liability represents our current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents our current estimate of revenue expected to be recognized beyond 12 months. As a result of the COVID-19 pandemic, a larger portion of mile redemptions is projected to occur beyond 12 months and is therefore reflected as a noncurrent liability as of March 31, 2020. We will continue to monitor redemptions as the situation evolves.

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

	Passenger Revenue
	Three Months Ended March 31,
(in millions)	2020	2019
Domestic	$5,601	$6,741
Atlantic	818	1,074
Latin America	765	861
Pacific	385	578
Total	$7,569	$9,254

	Operating Revenue
	Three Months Ended March 31,
(in millions)	2020	2019
Domestic	$6,267	$7,516
Atlantic	994	1,287
Latin America	863	969
Pacific	468	700
Total	$8,592	$10,472

NOTE 4. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2020	Level 1	Level 2
Cash equivalents	$4,669	$4,669	$—
Restricted cash equivalents	494	494	—
Long-term investments	1,367	908	459
Hedge derivatives, net
Fuel hedge contracts	8	(5)	13
Interest rate contracts	25	—	25
Foreign currency exchange contracts	14	—	14

(in millions)	December 31, 2019	Level 1	Level 2
Cash equivalents	$586	$586	$—
Restricted cash equivalents	847	847	—
Long-term investments	1,099	881	218
Hedge derivatives, net
Fuel hedge contracts	1	(1)	2
Interest rate contracts	61	—	61
Foreign currency exchange contracts	6	—	6

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

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. See Note 5, "Investments," for further information on our equity investments.

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

•Fuel Hedge Contracts. Our fuel hedge portfolio consists of options, swaps and futures. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices.

•Interest Rate Contracts. Our interest rate derivatives are swap contracts, which are valued based on data readily observable in public markets.

•Foreign Currency Exchange Contracts. Our foreign currency derivatives consist of forward contracts and are valued based on data readily observable in public markets.

NOTE 5. INVESTMENTS

Long-Term Investments

We have developed strategic relationships with a number of airlines and airline services companies through equity investments and other forms of cooperation and support. Our equity investments reinforce our commitment to these relationships and provide us with the ability to participate in strategic decision-making, often through representation on the board of directors of the investee.

Fair Value Investments

We account for the following investments at fair value with adjustments to fair value recognized in gain/(loss) on investments within non-operating expense in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income ("income statement"). We recorded losses of $112 million and gains of $100 million on our fair value investments during the three months ended March 31, 2020 and 2019, respectively. These results were driven by changes in stock prices and foreign currency fluctuations.

	Ownership Interest		Carrying Value
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Hanjin-KAL	15%	10%	$538	$205
Air France-KLM	9%	9%	211	418
China Eastern	3%	3%	159	258
Wheels Up	27%	—%	234	—
Other investments			225	218
Total fair value investments			$1,367	$1,099

Wheels Up. In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received a 27% equity stake in Wheels Up which we have elected to record using the fair value option as this is expected to better reflect the economics of our ownership interest. This transaction resulted in a gain of $240 million which was recorded within miscellaneous, net in our income statement.

GOL. In the December 2019 quarter we sold our ownership stake of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), and are winding down our commercial agreements. Additionally, GOL has a $300 million five-year term loan facility with third parties maturing in August 2020, which we have guaranteed. Based on market value at March 31, 2020, approximately 50% of our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability for the term loan on our balance sheet as of March 31, 2020. However, as the COVID-19 pandemic continues to impact the global economy, there is an increased risk related to GOL's ability to repay this term loan, which may require our performance under this guarantee. Therefore, we have recorded an immaterial reserve in other accrued liabilities related to the decline in value of our security interest in GOL's Smiles shares.

Equity Method Investments

We account for the investments listed below under the equity method of accounting.

	Ownership Interest		Carrying Value
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
LATAM	20%	—%	$1,088	$—
Grupo Aeroméxico (1)	51%	51%	770	833
Virgin Atlantic (2)	49%	49%	207	375
AirCo	49%	49%	141	142

(1)Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to a maximum of 49%. Therefore, we account for our investment under the equity method. Due to Grupo Aeroméxico's share repurchase program, our equity stake in Grupo Aeroméxico has increased to a non-controlling 51% interest.
(2)We have a non-controlling equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies.

LATAM. In January 2020, we acquired 20% of the shares of LATAM Airlines Group S.A. ("LATAM") for $1.9 billion, or $16 per share, through a tender offer as part of our plan to enter into a strategic alliance with LATAM. In addition, to support the establishment of the strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, $200 million of which was disbursed in 2019. As part of our planned strategic alliance with LATAM, we have also agreed to acquire four A350 aircraft from LATAM and have assumed ten of LATAM's A350 purchase commitments with Airbus for deliveries through 2025. The total consideration of $2.3 billion, including the tender offer and the transition payments, has been allocated based on their relative fair values to the shares ($1.1 billion) and to the alliance-related indefinite-lived intangible asset ($1.2 billion). We expect to record the aircraft at cost upon delivery.

Based on our 20% ownership interest and planned strategic alliance, we determined that we have significant influence over LATAM and will accordingly record this investment under the equity method of accounting. At acquisition, our investment was recorded at $1.1 billion based on the allocated value to our 20% equity stake in LATAM on January 3, 2020. Due to the timing of information available from LATAM, we will record our portion of LATAM's financial results on a one quarter lag, beginning in the June 2020 quarter.

Our portion of Grupo Aeroméxico's and Virgin Atlantic's financial results are recorded in miscellaneous, net in our income statement under non-operating expense, and our share of AirCo's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business.

If an equity method investment experiences a loss in fair value that is determined to be other than temporary, we will reduce our basis in the investment to fair value and record the loss in non-operating expense. Given the recent and unprecedented impact of the COVID-19 pandemic on the airline industry, we evaluated whether our equity method investments in LATAM, Grupo Aeroméxico, Virgin Atlantic and AirCo were other than temporarily impaired. Based on discussions with each investee's management and review of their respective liquidity and financial projections, we do not believe these investments are other than temporarily impaired as we have the intent and ability to retain these investments for a period of time sufficient to allow for anticipated recovery in value. However, we will continue to monitor the continuing effects of the pandemic, self-help measures each investee executes and potential assistance provided by their respective governments.

Effective January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. Under the new agreement, certain measurement thresholds were reset from the previous joint venture with Virgin Atlantic, reducing the value Delta would have received over the original term. To compensate Delta for this reduced value, we entered into a transition agreement with Virgin Atlantic and, as of March 31, 2020, have recognized a receivable of approximately $200 million, which is recorded in other noncurrent assets, and corresponding deferred revenue, which is recorded in other noncurrent liabilities.

NOTE 6. DERIVATIVES AND RISK MANAGEMENT

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

In March 2020, we unwound a majority of our interest rate swap contracts. The unwind of these contracts generated approximately $100 million of cash in the quarter. These gains will be reflected in our income statement over the remaining term of the related debt agreements.

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

Hedge Position as of March 31, 2020

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	150	U.S. dollars	April 2028	$2	$23	$—	$—	$25
Not designated as hedges
Foreign currency exchange contracts	238	Euros	December 2020	11	—	—	—	11
Foreign currency exchange contracts	177,045	South Korean won	April 2023	1	2	—	—	3
Fuel hedge contracts	219	gallons - crude oil and refined products	April 2021	98	—	(90)	—	8
Total derivative contracts				$112	$25	$(90)	$—	$47

Hedge Position as of December 31, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,872	U.S. dollars	April 2028	$12	$53	$(4)	$—	$61
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	9	—	—	—	9
Foreign currency exchange contracts	177,045	South Korean won	April 2023	1	—	—	(4)	(3)
Fuel hedge contracts	243	gallons - crude oil and refined products	July 2020	16	—	(15)	—	1
Total derivative contracts				$38	$53	$(19)	$(4)	$68

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments[1]
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current maturities of debt and finance leases	$22	$(19)	$22	$8
Debt and finance leases	$(47)	$(1,783)	$102	$53
(1)As of March 31, 2020, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of approximately $100 million.

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheet. The following table shows the net fair value of our counterparty positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
March 31, 2020
Net derivative contracts	$22	$25	$—	$—	$47
December 31, 2019
Net derivative contracts	$24	$53	$(5)	$(4)	$68
Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel hedge contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in millions)		2020	2019
Three Months Ended March 31,
Foreign currency exchange contracts	Gain/(loss) on investments, net	$19	$11
Fuel hedge contracts	Aircraft fuel and related taxes	216	(54)
Total		$235	$(43)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria, including their credit ratings, and limit our exposure to any one counterparty.

NOTE 7. DEBT

The following table summarizes our debt:

	Maturity			Interest Rate(s) Per Annum at			March 31,	December 31,
(in millions)	Dates			March 31, 2020			2020	2019
Unsecured notes	2020	to	2029	2.60%	to	4.38%	$4,550	$5,550
2020 Secured Term Loan Facility(1)	2021			2.75%	to	2.96%	2,700	—
Financing arrangements secured by aircraft:
Certificates(2)	2020	to	2028	2.00%	to	8.02%	2,611	1,669
Notes(1)(2)	2020	to	2025	1.37%	to	6.03%	1,243	1,193
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(1)(2)(3)	2021	to	2030	1.99%	to	8.75%	256	196
2018 Unsecured Revolving Credit Facility(1)	2021	to	2023	2.45%			2,650	—
Other revolving credit facilities(1)	2020	to	2021	2.37%	to	3.21%	292	—
Total secured and unsecured debt							15,685	9,991
Unamortized premium and debt issue cost, net and other							155	115
Total debt							15,840	10,106
Less: current maturities							(4,090)	(2,054)
Total long-term debt							$11,750	$8,052
(1)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.
(2)Due in installments.
(3)Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

2020 Secured Term Loan Facility

In March 2020, we entered into a $2.7 billion 364-day secured term loan facility ("the facility"). Borrowings under the facility are secured by certain aircraft. The facility also contains an accordion feature under which the aggregate commitment can be increased to $4.0 billion upon our request, provided that the new lenders agree to the existing terms of the facility. The facility contains covenants similar to our other existing borrowings. In April 2020, this loan was increased to $3.0 billion.

2020-1 EETC

We completed a $1.0 billion offering of Pass Through Certificates, Series 2020-1 ("2020-1 EETC") utilizing a pass through trust during March 2020. This amount is included in Certificates in the table above. The proceeds of this issuance were used to pay the unsecured notes that matured in the March 2020 quarter. The details of the 2020-1 EETC, which is secured by 33 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2020-1 Class AA Certificates	$796	2.00%	March 2020	June 2028
2020-1 Class A Certificates	204	2.50%	March 2020	June 2028
Total	$1,000

Availability Under Revolving Credit Facilities

During the March 2020 quarter, we drew $3.0 billion on our revolving credit facilities and had $21 million undrawn as of March 31, 2020. The amounts drawn are included as outstanding debt in the table above.

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

(in millions)	March 31, 2020	December 31, 2019
Net carrying amount	$15,840	$10,106
Fair value	$14,800	$10,400

Covenants

We were in compliance with the covenants in our financing agreements at March 31, 2020.

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2020	2019	2020	2019
Three Months Ended March 31,
Service cost	$—	$—	$24	$21
Interest cost	175	208	28	34
Expected return on plan assets	(343)	(297)	(11)	(12)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	75	73	10	9
Net periodic (benefit) cost	$(93)	$(16)	$49	$50

Service cost is recorded in salaries and related costs in our income statement while all other components are recorded within miscellaneous, net under non-operating expense.

We have no minimum funding requirements for our defined benefit pension plans. Due to the impact of the COVID-19 pandemic on our liquidity, we no longer plan to make any voluntary contributions during 2020.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

We have committed to the future aircraft purchases reflected below. However, we are working with the OEMs to optimize the timing of our future aircraft deliveries. Our future aircraft purchase commitments totaled approximately $14.7 billion at March 31, 2020:

(in millions)	Total
Nine months ending December 31, 2020	$2,560
2021	4,560
2022	3,060
2023	1,860
2024	1,000
Thereafter	1,700
Total	$14,740

Our future aircraft purchase commitments included the following aircraft at March 31, 2020:

Aircraft Type	Purchase Commitments
A220-100	14
A220-300	50
A321-200	27
A321-200neo	100
A330-900neo(1)	32
A350-900	26
CRJ-900	4
Total	253
(1)Includes two A330-900neo lease commitments with one in each of 2020 and 2021.

LATAM A350 Commitments

We have agreed to acquire four A350 aircraft from LATAM and assumed ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the table above. See Note 5, "Investments," for further information on our strategic alliance with LATAM.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of March 31, 2020 or December 31, 2019.

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

Some of our aircraft and other financing transactions include provisions that require us to make payments to preserve an expected economic return to the lenders if that economic return is diminished due to specified changes in laws or regulations. In some of these financing transactions, we also bear the risk of changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefit Liabilities(2)	Other	Total
Balance at January 1, 2020 (net of tax effect of $1,549)	$(8,095)	$106	$(7,989)
Changes in value (net of tax effect of $3)	—	21	21
Reclassifications into earnings (net of tax effect of $21)(1)	70	—	70
Balance at March 31, 2020 (net of tax effect of $1,531)	$(8,025)	$127	$(7,898)

Balance at January 1, 2019 (net of tax effect of $1,492)	$(7,925)	$100	$(7,825)
Changes in value (net of tax effect of $1)	—	(2)	(2)
Reclassifications into earnings (net of tax effect of $19)(1)	60	1	61
Balance at March 31, 2019 (net of tax effect of $1,474)	$(7,865)	$99	$(7,766)

(1)Amounts reclassified from AOCI for pension and other benefit liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous, net in non-operating expense and in passenger revenue, respectively, in our income statement.
(2)Includes $672 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations.

NOTE 11. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2020 and 2019 was $831 million and $732 million, respectively.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2020
Operating revenue:	$8,592	$1,184			$8,592
Sales to airline segment			$(210)	(1)
Exchanged products			(831)	(2)
Sales of refined products			(143)	(3)
Operating (loss) income	(439)	29	—		(410)
Interest expense (income), net	80	(1)	—		79
Depreciation and amortization	678	25	(25)	(4)	678
Total assets, end of period	66,864	1,874	—		68,738
Capital expenditures	926	11	—		937

Three Months Ended March 31, 2019
Operating revenue:	$10,424	$1,283			$10,472
Sales to airline segment			$(271)	(1)
Exchanged products			(732)	(2)
Sales of refined products			(232)	(3)
Operating income (loss)	1,054	(34)	—		1,020
Interest expense (income), net	92	(9)	—		83
Depreciation and amortization	615	23	(23)	(4)	615
Total assets, end of period	60,343	1,498	—		61,841
Capital expenditures	1,350	10	—		1,360
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

NOTE 12. (LOSS)/EARNINGS PER SHARE

We calculate basic (loss)/earnings per share and diluted (loss) per share by dividing net (loss)/income by the weighted average number of common shares outstanding, excluding restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Antidilutive common stock equivalents excluded from the diluted (loss)/earnings per share calculation are not material. The following table shows the computation of basic and diluted (loss)/earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Net (loss)/income	$(534)	$730

Basic weighted average shares outstanding	637	665
Dilutive effect of share-based awards	—	2
Diluted weighted average shares outstanding	637	667

Basic (loss)/earnings per share	$(0.84)	$1.10
Diluted (loss)/earnings per share	$(0.84)	$1.09

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January, the spread of the virus and the resulting global pandemic next affected the majority of our international network and ultimately our domestic network. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at an accelerated pace, which has had an unprecedented and materially adverse impact on our revenues and financial position. The length and severity of the reduction in demand due to the pandemic is uncertain; accordingly, we expect the adverse impact to grow in the June 2020 quarter. While we are planning for a modest demand recovery beginning in the September 2020 quarter, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall U.S. and global economy. Our forecasted expense management and liquidity measures may be modified as we clarify the demand recovery timing.

In response to these developments, we have implemented measures to focus on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Taking Care of our Customers and Employees. The safety of our customers and employees continues to be our primary focus. As the COVID-19 pandemic has developed, we have taken numerous steps to help customers and employees practice social distancing on the ground and in the air in keeping with current health-expert recommendations:
•Adopting new cleaning procedures on all flights, including disinfectant electrostatic spraying on all aircraft overnight and sanitizing high-touch areas like tray tables, entertainment screens, armrests and seat-back pockets before boarding.
•Taking steps to help employees and customers practice social distancing, including blocking middle seats, pausing automatic upgrades, modifying our boarding process and moving to essential meal service only.
•Extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Giving customers flexibility to plan, re-book and travel including extending expiration on travel credits through September 2022.
•Offering pay protection to employees who have tested positive for COVID-19, must quarantine due to exposure or travel-related requirements or have self-identified as being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to telecommute.
•Implementing significant workforce social distancing and protection measures, including reworking call center spaces to provide appropriate social distancing, increasing cleaning of our facilities using methods and products similar to what we are using on our aircraft and having virtually all employees who can telecommute do so.

Capacity Reductions. Following a strong start to 2020 in January and February, we experienced a precipitous decrease in demand in March as COVID-19 spread throughout the world. To align capacity with expected demand, beginning in the second half of March, we have significantly reduced our system capacity to a level that maintains essential services. For the June 2020 quarter, system capacity is expected to be down approximately 85 percent compared to the June 2019 quarter, with international capacity to be reduced by approximately 90 percent and domestic flying to be reduced by approximately 80 percent. As a result of reduced demand expectations and lower capacity, we are temporarily parking approximately 50 percent of our fleet.

Expense Management. With the reduction in revenue, we have, and will continue to implement cost saving initiatives, including:
•Reducing capacity as described above to align with expected demand, which has resulted in temporarily parking approximately 400 aircraft as of March 31, 2020, with the expectation to have over 650 aircraft parked by the end of the June quarter. As a result, we have made the decision to accelerate the retirement of our MD-88 fleet from December 2020 to the end of July 2020.
•Consolidating our footprint at our airport facilities, including temporarily closing most Delta Sky Clubs.
•Reducing employee-related costs, including:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 35,000 employees have volunteered to take leaves beginning in the June 2020 quarter.
◦Salary reductions of 50% for our officers and 25% for our director level employees.
◦A 25% reduction in work hours for all other management and most front-line employee work groups.
◦Instituting a company-wide hiring freeze.
•Delaying non-essential maintenance projects and reducing or suspending other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. We have taken the following actions to increase liquidity and strengthen our financial position. As a result of these actions, our cash and cash equivalents balance as of March 31, 2020 was $6.0 billion.
•Reducing planned capital expenditures by approximately $3.5 billion, including working with original equipment manufacturers ("OEM") to optimize the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and replacement of ground equipment.
•Drawing $3.0 billion from our previously undrawn revolving credit facilities.
•Entering into a $2.7 billion secured term loan facility during the March 2020 quarter with an accordion feature that allowed us to increase the facility to $3.0 billion during April 2020.
•Entering into $150 million of loans secured by certain of our widebody aircraft. In addition, during April 2020, we have entered into an additional $1.2 billion of sale-leaseback transactions for certain aircraft and are pursuing other financing initiatives.
•Suspending future share repurchases and dividends.
•Delaying $500 million of planned voluntary pension funding.

We continue to evaluate future financing opportunities by leveraging our unencumbered assets which, as of March 31, 2020, have a value of at least $15 billion, and utilizing funding from the CARES Act, discussed below. In response to the impact that the demand environment has had on our financial condition, our credit rating has been downgraded by Standard & Poor's to BB in late March 2020 and by Fitch to BB+ in early April 2020.

Our primary credit facility has various financial and other covenants that require us to maintain a minimum fixed charge coverage ratio and a minimum asset coverage ratio. In the event that we are unable to maintain compliance with such covenants, we expect to obtain an amendment or waiver from our lenders, refinance the indebtedness subject to covenants or take other mitigating actions prior to a potential breach.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we were granted $5.4 billion in emergency relief through the payroll support program of the CARES Act to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in grants and $1.6 billion in an unsecured 10-year low interest loan. The loan includes annual interest rates of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we have agreed to issue to the U.S. Department of the Treasury over 6.5 million warrants to acquire Delta common stock. These warrants include an exercise price of $24.39 per share and have a five-year term.

On April 20, 2020, we received the first installment of $2.7 billion under the payroll support program.

The CARES Act provides for up to $25 billion in secured loans to the airline industry. We expect to be eligible for approximately $4.6 billion under the loan program and are currently evaluating our level of participation.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

March 2020 Quarter Financial Overview

Our pre-tax loss for the March 2020 quarter was $607 million, representing a $1.6 billion decrease compared to the corresponding prior year quarter primarily resulting from a 18.0% decrease in revenue. Pre-tax loss, adjusted (a non-GAAP financial measure) was $422 million, a decrease of $1.3 billion compared to the corresponding prior year period.

Revenue. Compared to the March 2019 quarter, our operating revenue decreased $1.9 billion, or 18.0%, due to reduced demand resulting from the COVID-19 pandemic, including a rapid decrease in demand during the last three weeks of March 2020. The decrease in operating revenue generated a 13.1% decrease in total revenue per available seat mile ("TRASM") and a 12.3% decrease in TRASM, adjusted (a non-GAAP financial measure) compared to the March 2019 quarter.

Operating Expense. Total operating expense decreased $450 million, or 4.8%, primarily resulting from lower fuel costs, volume-related expenses and profit sharing. Our consolidated operating cost per available seat mile ("CASM") increased 1.0% to 15.30 cents compared to the March 2019 quarter, primarily due to the 5.7% reduction in capacity, which was mitigated by lower fuel costs. Non-fuel unit costs ("CASM-Ex" a non-GAAP financial measure) increased 9.5% to 12.58 cents compared to the March 2019 quarter, due to employee wage increases and effects of the 5.7% reduction in capacity.

Non-Operating Results. Total non-operating expense was $197 million in the March 2020 quarter, $123 million higher than the March 2019 quarter, primarily due to unrealized losses on our equity investments compared to minimal gains in the prior year.

Cash Flow. Due to the sudden onset of the COVID-19 pandemic, losses during the quarter resulted in $358 million of operating cash flow. During the quarter, we incurred $3.0 billion of investing cash outflows, primarily related to our $1.9 billion investment in LATAM Airlines Group S.A. ("LATAM") and $937 million of capital investments. The $937 million of capital investments primarily occurred before the negative effects of the COVID-19 pandemic materialized. As discussed above, we have suspended, or are planning to significantly reduce, capital investments for the remainder of the year by limiting capital expenditures to only those critical to our operation. These results generated $161 million of negative free cash flow (a non-GAAP financial measure) compared to $751 million of free cash flow in the March 2019 quarter. Despite this negative free cash flow, we ended the March 2020 quarter with $6.0 billion of liquidity due to debt issuances, borrowings and other liquidity initiatives.

The above non-GAAP financial measures for pre-tax loss, adjusted, TRASM, adjusted, CASM-Ex and free cash flow, are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended March 31, 2020 and 2019

Operating Revenue

	Three Months Ended March 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2020		2019
Ticket - Main cabin	$3,798		$4,721		$(923)		(19.6)%
Ticket - Business cabin and premium products	2,713		3,267		(554)		(17.0)%
Loyalty travel awards	543		692		(149)		(21.5)%
Travel-related services	515		574		(59)		(10.3)%
Total passenger revenue	$7,569		$9,254		$(1,685)		(18.2)%
Cargo	152		192		(40)		(20.8)%
Other	871		1,026		(155)		(15.1)%
Total operating revenue	$8,592		$10,472		$(1,880)		(18.0)%

TRASM (cents)	14.59	¢	16.78	¢	(2.19)	¢	(13.1)%
Third-party refinery sales(2)	—		(0.08)		0.08		NM
Delta Private Jets adjustment(2)	—		(0.07)		0.07		NM
TRASM, adjusted	14.59	¢	16.63	¢	(2.04)	¢	(12.3)%
(1)This reconciliation may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the March 2019 quarter, our operating revenue decreased $1.9 billion, or 18.0%, due to reduced demand resulting from the COVID-19 pandemic, primarily in the second half of March. The decrease in operating revenue generated a 13.1% decrease in TRASM and a 12.3% decrease in TRASM, adjusted compared to the March 2019 quarter.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2019
(in millions)	Three Months Ended March 31, 2020	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$5,601	(16.9)%	(14.1)%	(1.1)%	(3.2)%	(16.0)%	(10.9)	pts
Atlantic	818	(23.8)%	(19.4)%	(12.1)%	(5.5)%	(13.3)%	(6.5)	pts
Latin America	765	(11.2)%	(12.4)%	(5.9)%	1.5%	(5.6)%	(6.0)	pts
Pacific	385	(33.3)%	(34.0)%	(26.5)%	1.0%	(9.3)%	(8.7)	pts
Total	$7,569	(18.2)%	(16.6)%	(5.7)%	(2.0)%	(13.3)%	(9.6)	pts

Passenger revenue decreased $1.7 billion, or 18.2%, compared to the March 2019 quarter. Passenger revenue per available seat mile ("PRASM") decreased 13.3%, and passenger mile yield decreased 2.0% on 5.7% lower capacity. Load factor decreased 9.6 points from the prior year to 73.1%.

Domestic

Prior to the effects of the COVID-19 pandemic, domestic revenue results were strong with January and February revenue nearly 10% higher than the prior year period. However, due to the decrease in customer demand beginning in March, unit revenue for the March 2020 quarter decreased 16.0% with capacity down 1.1% (with March month capacity down 18.1%) compared to the prior year period. We expect this significantly lower demand environment to continue in the June 2020 quarter and possibly beyond, and are planning for our capacity to be approximately 80 percent lower in the June 2020 quarter than the June 2019 quarter.

International

Passenger revenue related to our international regions decreased 21.7% year-over-year due to decreased demand as a result of the COVID-19 pandemic. The reductions in revenue and capacity discussed below were a result of reduced demand and government travel directives limiting or suspending air travel due to the spread of COVID-19. We expect this demand environment to continue in the June 2020 quarter and possibly beyond.

Atlantic. Unit revenue decreased 13.3% on a capacity reduction of 12.1% in the March 2020 quarter (with March month capacity down 44.9%) compared to the prior year period. We are planning for our capacity in the June 2020 quarter to be approximately 95 percent lower than the June 2019 quarter.

Latin America. Unit revenue decreased 5.6% on a capacity reduction of 5.9% in the March 2020 quarter (with March month capacity down 27.2%) compared to the prior year period. We are planning for our capacity in the June 2020 quarter to be approximately 90 percent lower than the June 2019 quarter.

Pacific. Unit revenue decreased 9.3% on a capacity reduction of 26.5% in the March 2020 quarter (with March month capacity down 58.7%) compared to the prior year period. We are planning for our capacity in the June 2020 quarter to be approximately 85 percent lower than the June 2019 quarter. Also, as previously announced, in March 2020 we transferred our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers.

In each of these regions we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly. The length and severity of the reduction in demand due to the COVID-19 pandemic is uncertain. We expect these trends in revenue to continue until the global pandemic has moderated and demand for air travel returns.

Prior to the COVID-19 pandemic, we completed two transactions to further strengthen our partnerships. In the Atlantic region, effective January 2020 we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. This enhanced joint venture will strengthen collaboration between the three airlines and will provide customers with increased access to destinations across North America, the U.K. and Europe. In the Latin America region, in January 2020, we completed the tender offer to acquire 20% of the shares of LATAM as part of our plan to enter into a strategic alliance. Additionally in the March 2020 quarter we started codesharing for certain flights operated by LATAM. This alliance is expected to generate new growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Loyalty program	$474	$474	$—	—%
Ancillary businesses and refinery	223	369	(146)	(39.6)%
Miscellaneous	174	183	(9)	(4.9)%
Total other revenue	$871	$1,026	$(155)	(15.1)%

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which did not experience the same decline in demand as air travel during the quarter.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $49 million compared to the March 2019 quarter. The March 2019 quarter results also included $52 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Salaries and related costs	$2,771	$2,639	$132	5.0%
Aircraft fuel and related taxes	1,595	1,978	(383)	(19.4)%
Regional carriers expense, excluding fuel	902	893	9	1.0%
Depreciation and amortization	678	615	63	10.2%
Contracted services	675	632	43	6.8%
Aircraft maintenance materials and outside repairs	469	476	(7)	(1.5)%
Landing fees and other rents	467	419	48	11.5%
Passenger commissions and other selling expenses	358	427	(69)	(16.2)%
Passenger service	257	271	(14)	(5.2)%
Ancillary businesses and refinery	219	351	(132)	(37.6)%
Aircraft rent	100	102	(2)	(2.0)%
Profit sharing	—	220	(220)	(100.0)%
Other	511	429	82	19.1%
Total operating expense	$9,002	$9,452	$(450)	(4.8)%

Salaries and Related Costs. The increase in salaries and related costs is primarily due to pay rate increases for eligible employees implemented in the December 2019 quarter. As a result of decreased demand for air travel due to the COVID-19 pandemic, we have instituted a hiring freeze, reduced salaries by 50% and 25% for our officer and director level employees, respectively, and reduced work hours by 25% for all other management and most front-line employee work groups for the June 2020 quarter. In addition, approximately 35,000 of our employees will take a voluntary unpaid leave of absence for periods ranging from 30 days up to 12 months beginning in the June 2020 quarter. As a result, we expect salaries and related costs to decline in future periods versus the comparable prior year period.

Aircraft Fuel and Related Taxes. Fuel expense decreased $383 million compared to the prior year quarter primarily due to an approximately 8% decrease in the market price per gallon of jet fuel and a 8% decrease in consumption. We expect consumption in future quarters to decline further, in line with the expected capacity reductions discussed above.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data) (1)	2020	2019		2020	2019
Fuel purchase cost(2)	$1,631	$1,936	$(305)	$1.85	$2.01	$(0.16)
Fuel hedge impact	(7)	8	(15)	(0.01)	0.01	(0.02)
Refinery segment impact	(29)	34	(63)	(0.03)	0.04	(0.07)
Total fuel expense	$1,595	$1,978	$(383)	$1.81	$2.06	$(0.25)
MTM adjustments and settlements(3)	7	(8)	15	0.01	(0.01)	0.02
Delta Private Jets adjustment(4)	—	(7)	7	—	(0.01)	0.01
Total fuel expense, adjusted	$1,602	$1,963	$(361)	$1.82	$2.04	$(0.22)

(1)This reconciliation may not calculate exactly due to rounding.
(2)Market price for jet fuel at airport locations, including related taxes and transportation costs.
(3)Mark-to-market ("MTM") adjustments and settlements include the effects of the derivative transactions disclosed in Note 6 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.
(4)Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

Regional carriers expense, excluding fuel. Expenses associated with the regional carriers is dependent on our capacity and utilization of these carriers. We expect regional carriers expense to decline in future quarters due to the capacity reductions discussed above.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily related to the significant reduction in demand for travel beginning in March 2020 due to the impact of the COVID-19 pandemic.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, decreased $49 million compared to the March 2019 quarter. In addition, costs related to services performed by Delta Private Jets in the March 2019 quarter were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The decrease in profit sharing is due to the current expectations for a pre-tax loss in 2020 compared to expectations for pre-tax income in the March 2019 quarter.

Other. The increase in other expense is primarily driven by costs resulting from our decision in January 2020 to launch new uniforms for flight attendants and above-wing customer service agents.

CARES Act. In April 2020, we were granted $5.4 billion in emergency relief through the payroll support program of the CARES Act to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in grants and $1.6 billion in an unsecured 10-year low interest loan. The loan includes annual interest rates of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we have agreed to issue to the U.S. Department of the Treasury over 6.5 million warrants to acquire Delta common stock. These warrants include an exercise price of $24.39 per share and have a five-year term. We expect to recognize a portion of the grant as contra-operating expense.

Non-Operating Results

	Three Months Ended March 31,
(in millions)	2020	2019	Favorable (Unfavorable)
Interest expense, net	$(79)	$(83)	$4
Gain/(loss) on investments, net	(112)	100	(212)
Miscellaneous, net	(6)	(91)	85
Total non-operating expense, net	$(197)	$(74)	$(123)

Interest expense. Interest expense decreased compared to the prior year period as a result of lower interest rates on our debt. As a result of the financing activities entered into in March 2020 and expectations for future financings in the June 2020 quarter, our debt balance has increased and we expect interest expense to increase in future quarters.

Gain/(loss) on investments. Gain/(loss) on investments reflects the gains and losses on our equity investments. The decrease compared to the prior year period results from unrealized losses in our equity investments in international airlines, which experienced significant market declines during the March 2020 quarter due to the global travel restrictions from the COVID-19 pandemic. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Miscellaneous. Miscellaneous, net is primarily composed of our proportionate share of earnings/losses from our equity investments in Virgin Atlantic and Grupo Aeroméxico, pension and related expense, charitable contributions and foreign exchange gains/losses. Our equity investment financial results and foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period. The favorability compared to the prior year period is primarily due to the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020, offset by equity investment losses.

Income Taxes

We project that our annual effective tax rate for 2020 will be between 18% and 22%. In certain interim periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery operated by our subsidiary Monroe Energy, LLC ("Monroe") primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. Historically, the jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel and thus lowers our cost of jet fuel compared to what it otherwise would be.

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. In future periods, the refinery expects to operate at 60% – 90% of normal production levels, largely due to the significant drop in the demand for jet fuel. Additionally, due to the drop in demand for jet fuel, we are shifting our production to produce more non-jet fuel products. Those non-jet fuel products will continue to be exchanged for jet fuel to the extent that we can balance refinery sales with jet fuel demand.

The refinery recorded operating revenue of $1.2 billion in the three months ended March 31, 2020, compared to $1.3 billion in the three months ended March 31, 2019. Operating revenue in the three months ended March 31, 2020 was primarily composed of $831 million of non-jet fuel products exchanged with third parties to procure jet fuel, $210 million of sales of jet fuel to the airline segment and $143 million of non-jet fuel product sales. Refinery revenues decreased compared to the prior year period due to lower costs of crude oil leading to lower pricing for associated refined products, partially offset by higher refinery run rates during the quarter.

The refinery recorded operating income of $29 million in the three months ended March 31, 2020, compared to operating loss of $34 million in the three months ended March 31, 2019.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called Renewable Identification Numbers ("RINs"), from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs requirement in the secondary market.

For more information regarding the refinery's results, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended March 31,				% Increase (Decrease)
Consolidated(1)	2020		2019
Revenue passenger miles (in millions)	43,062		51,617		(16.6)%
Available seat miles (in millions)	58,885		62,416		(5.7)%
Passenger mile yield	17.58	¢	17.93	¢	(2.0)%
PRASM	12.85	¢	14.83	¢	(13.3)%
TRASM	14.59	¢	16.78	¢	(13.1)%
TRASM, adjusted(2)	14.59	¢	16.63	¢	(12.3)%
CASM	15.30	¢	15.14	¢	1.0%
CASM-Ex(2)	12.58	¢	11.49	¢	9.5%
Passenger load factor	73.1%		82.7%		(9.6)	pts
Fuel gallons consumed (in millions)	880		962		(8.5)%
Average price per fuel gallon(3)	$1.81		$2.06		(12.1)%
Average price per fuel gallon, adjusted(3)(4)	$1.82		$2.04		(11.0)%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.
(4)Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three months ended March 31, 2020 and 2019.

Fleet Information

To align capacity with customer demand as a result of the COVID-19 pandemic we are working with OEMs to optimize the timing of our future aircraft deliveries and expect to remove from active service over 650 mainline and regional aircraft until demand recovers. As of March 31, 2020, we have temporarily parked approximately 400 aircraft and permanently parked 28 aircraft.

During the March 2020 quarter, we recorded a $22 million impairment charge related to accelerating the planned retirement of the MD-88 fleet from December 2020 to the end of July 2020, which resulted in a reduction in forecasted cash flows. As we obtain greater clarity around the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to permanently retire additional aircraft.

Prior to the onset of the pandemic and our decision to work with OEMs to optimize the timing of our future aircraft deliveries, we took delivery of eight mainline aircraft and two CRJ-900 aircraft in the March 2020 quarter.

Our operating aircraft fleet, commitments and options at March 31, 2020 are summarized in the following table:

	Active Fleet(1)			Temporarily Parked Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	11	16	38	2	11	13	91	18.6	—	—
B-737-700	6	—	—	4	—	—	10	11.2	—	—
B-737-800	49	3	—	24	1	—	77	18.6	—	—
B-737-900ER	58	—	31	30	—	11	130	3.6	—	—
B-757-200	48	6	—	44	2	—	100	22.6	—	—
B-757-300	10	—	—	6	—	—	16	17.1	—	—
B-767-300ER	14	—	—	42	—	—	56	23.8	—	—
B-767-400ER	9	—	—	12	—	—	21	19.3	—	—
B-777-200ER	5	—	—	3	—	—	8	20.3	—	—
B-777-200LR	4	—	—	6	—	—	10	11.0	—	—
A220-100	27	4	—	—	—	—	31	0.8	14	—
A220-300	—	—	—	—	—	—	—	—	50	50
A319-100	41	—	1	14	—	1	57	18.1	—	—
A320-200	34	—	3	24	—	1	62	24.6	—	—
A321-200	38	14	21	17	—	10	100	1.9	27	—
A321-200neo	—	—	—	—	—	—	—	—	100	100
A330-200	3	—	—	8	—	—	11	15.0	—	—
A330-300	14	—	2	14	—	1	31	11.2	—	—
A330-900neo	3	1	—	1	—	—	5	0.6	32	—
A350-900	8	—	—	5	—	—	13	2.1	26	—
MD-88	18	—	—	—	—	—	18	29.0	—	—
MD-90	9	—	—	18	—	—	27	22.8	—	—
Total	409	44	96	274	14	37	874	14.9	249	150

(1)Excludes certain aircraft we own, lease or have committed to purchase (including four CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.

We have agreed to acquire four A350 aircraft from LATAM and assumed ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the table above. For more information regarding our planned strategic alliance with LATAM, see Note 5, "Investments", of the Notes to the Condensed Consolidated Financial Statements.

The table below summarizes the aircraft operated by regional carriers on our behalf at March 31, 2020. Of this fleet, we have temporarily parked approximately 60 aircraft as of March 31, 2020 and plan to temporarily park an additional 80 aircraft during the June 2020 quarter. The majority of these temporarily parked aircraft will come from our Endeavor fleet but will also include aircraft operated by SkyWest and Republic.

In April 2020, Compass and GoJet ceased operations on our behalf. Our contracts with each of these carriers were previously scheduled to terminate by the end of 2020. We expect that another carrier will fly the aircraft that were previously operated by Compass and GoJet but have not yet made definitive plans due to the capacity reductions resulting from the COVID-19 pandemic.

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	14	120	—	—	176
SkyWest Airlines, Inc.	76	8	43	—	62	189
Republic Airline, Inc.	—	—	—	22	37	59
Compass Airlines, Inc.	—	—	—	—	12	12
GoJet Airlines, LLC	—	6	—	—	—	6
Total	118	28	163	22	111	442

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position which include:

•Reducing planned capital expenditures by approximately $3.5 billion, including working with original equipment manufacturers ("OEM") to optimize the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and replacement of ground equipment.
•Drawing $3.0 billion from our previously undrawn revolving credit facilities.
•Entering into a $2.7 billion secured term loan facility during the March 2020 quarter with an accordion feature that allowed us to increase the facility to $3.0 billion during April 2020.
•Entering into $150 million of loans secured by certain of our widebody aircraft. In addition, during April 2020, we have entered into an additional $1.2 billion of sale-leaseback transactions for certain aircraft and are pursuing other financing initiatives.
•Suspending future share repurchases and dividends.
•Delaying $500 million of planned voluntary pension funding.
•Receiving assistance under the CARES Act, which will be available beginning in the June 2020 quarter. In April 2020 we were granted $5.4 billion in emergency relief payments under the payroll support program and are evaluating participation in the loan program. On April 20, 2020, we received the first installment of $2.7 billion under the payroll support program. The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, government assistance from the CARES Act, restricted cash equivalents and cash flows from operations. As of March 31, 2020, we had $6.0 billion in unrestricted liquidity, consisting of $6.0 billion in cash and cash equivalents and $21 million in available revolving credit facilities. Additionally, we have at least $15 billion of unencumbered assets available for potential financing arrangements if needed. During the three months ended March 31, 2020, we used existing cash, cash received from financings and cash generated from operations to fund capital expenditures of $937 million and return $604 million to shareholders prior to the materialization of the pandemic impact. Beginning in the second half of March 2020, capital expenditures have been limited to only those critical to our operation. In addition, share repurchases and dividends have been suspended indefinitely.

Sources of Liquidity
Operating Activities

Operating activities in the three months ended March 31, 2020 provided $358 million compared to providing $1.9 billion in the three months ended March 31, 2019. Due to the impact of COVID-19 on our ticket purchases, we expect to experience negative cash flows from operations through the June 2020 quarter and possibly beyond.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received. At the same time, we have experienced significant cancellations beginning in the second half of March, which has led to issuance of refunds to customers, while the remainder have been rebooked on future flights or received credits in lieu of cash refunds. The total value of refunds, excluding taxes and related fees, issued to customers during the March 2020 quarter was approximately $850 million. The outlook for the remainder of the year is unclear, but we are currently planning for a modest demand recovery beginning in the September 2020 quarter.

Fuel. Fuel expense represented approximately 18% of our total operating expenses for the three months ended March 31, 2020. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to decline consistent with the capacity reductions we are making in response to the pandemic.

Pension Contributions. We have no minimum funding requirements in 2020. As part of our liquidity initiatives, we are delaying $500 million of voluntary pension funding that we were previously planning for 2020. We had no minimum funding requirements in 2019. However, during 2019, we voluntarily contributed $1 billion to these plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the three months ended March 31, 2020, we did not accrue profit sharing expense based on the year-to-date performance and current expectations for a pre-tax loss in 2020 due to the pandemic.

We paid $1.6 billion in profit sharing in February 2020 related to our 2019 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

Investing Activities

Capital Expenditures. Our capital expenditures were $937 million and $1.4 billion for the three months ended March 31, 2020 and 2019, respectively. Our capital expenditures during the three months ended March 31, 2020 were primarily related to the purchases of aircraft, fleet modifications and technology enhancements that happened prior to the COVID-19 pandemic.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of certain aircraft; however we are working with the OEMs to optimize the timing of our future aircraft deliveries. In order to preserve liquidity throughout the COVID-19 pandemic, we will be deferring substantially all of our previously planned 2020 capital expenditures. Our expected 2020 investments total $1.2 billion, of which $937 million was in the March quarter and substantially all occurred before the steps taken to mitigate the impact of the COVID-19 pandemic. Planned investments for the remainder of the year are limited to those critical to our operation.

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, which was subsequently increased to 15% in February 2020. We are continuing to evaluate the impact of this announcement on our future Airbus deliveries.

Equity Investments. In 2019, we announced our plan to enter into a strategic alliance with LATAM as well as acquire up to a 20% interest through a tender offer. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share. In addition, to support the establishment of the strategic alliance, we will invest $350 million, $200 million of which was disbursed in 2019. As part of our planned strategic alliance with LATAM, we have also agreed to acquire four A350 aircraft from LATAM and assumed ten of LATAM's A350 purchase commitments with Airbus for deliveries through 2025. This alliance is expected to generate new growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

We sold our GOL ownership stake in 2019 and are winding down our commercial agreements with GOL to facilitate the formation of our strategic alliance with LATAM. Additionally, GOL has a $300 million five-year term loan facility with third parties maturing in August 2020, which we have guaranteed. Based on market value at March 31, 2020, approximately 50% of our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability for the term loan on our balance sheet as of March 31, 2020. However, as the COVID-19 pandemic continues to impact the global economy, there is an increased risk related to GOL's ability to repay this term loan, which may require our performance under this guarantee. Therefore, we have recorded an immaterial reserve in other accrued liabilities related to the decline in value of our security interest in GOL's Smiles shares.

Over a three week period, concluding March 9, 2020, we acquired through open market transactions an additional 5% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air, for $158 million.

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

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2019, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Using funding provided by cash flows from operations and/or the credit facility, we expect to spend approximately $200 million on this project during 2020, of which $28 million was incurred in the three months ended March 31, 2020.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (“Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 30 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement, as amended to date, we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $481 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal, subject to Port Authority requirements with respect to accommodation of designated carriers.

In 2019, we opened Concourse G, the first of the four new concourses housing seven of the 37 new gates. Not only does this deliver the first direct impact to the Delta passenger experience, it also represents the first major phasing milestone. This new concourse allowed us to vacate portions of the existing terminals which have been demolished and made ready for the next phase of construction. The next major milestone will be the opening of the headhouse and Concourse E, which is scheduled for 2022.

In 2020, the Port Authority and Delta agreed to certain deletions and modifications to the scope of the project impacting the terminal canopy, expansion of a parking garage and a pedestrian bridge to that garage, representing an anticipated $186 million reduction in scope. Accordingly, the Port Authority's original contribution of $600 million was reduced to $481 million to reflect its share of the modified scope. We currently expect our net project cost to be approximately $3.5 billion, and we bear the risks of project construction, including any potential cost over-runs. Using primarily funding provided by existing financing arrangements, we expect to spend approximately $675 million on this project during 2020, of which $100 million was incurred in the three months ended March 31, 2020.

Financing Activities

Debt and Finance Leases. In the March 2020 quarter, we completed the following debt issuances:

•In March 2020, we entered into a $2.7 billion 364-day secured term loan facility ("the facility"). Borrowings under the facility are secured by certain aircraft. The facility also contains an accordion feature under which the aggregate commitment can be increased to $4.0 billion upon our request, provided that the new lenders agree to the existing terms of the facility. The facility contains covenants similar to our other existing borrowings. In April 2020, this loan was increased to $3.0 billion.
•We completed a $1.0 billion offering of Pass Through Certificates, Series 2020-1 ("2020-1 EETC") utilizing a pass through trust during March 2020. The proceeds of this issuance were used to pay unsecured notes maturing during the quarter.
•In March 2020, we drew $3.0 billion from our previously undrawn revolving credit facilities.

The principal amount of debt and finance leases was $16.8 billion at March 31, 2020. We continue to evaluate future financing opportunities, including leveraging our at least $15 billion of unencumbered assets. In response to the impact that the demand environment has had on our financial condition, our credit rating has been downgraded by Standard & Poor's to BB in late March 2020 and by Fitch to BB+ in early April 2020.

CARES Act. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we were granted $5.4 billion in emergency relief through the payroll support program of the CARES Act to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in grants and $1.6 billion in an unsecured 10-year low interest loan. The loan includes annual interest rates of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we have agreed to issue to the U.S. Department of the Treasury over 6.5 million warrants to acquire Delta common stock. These warrants include an exercise price of $24.39 per share and have a five-year term.

On April 20, 2020, we received the first installment of $2.7 billion under the payroll support program.

The CARES Act provides for up to $25 billion in secured loans to the airline industry. We expect to be eligible for approximately $4.6 billion under the loan program and are currently evaluating our level of participation.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

Capital Return to Shareholders. During the three months ended March 31, 2020, we repurchased and retired 6 million shares of our common stock at a cost of $344 million.

In the March 2020 quarter, prior to the declaration of the COVID-19 pandemic, the Board of Directors approved and we paid a quarterly dividend of $0.4025 per share, for total cash dividends of $260 million. In early March 2020, we suspended both our share repurchase program and future dividends due to the impact of the pandemic.

Undrawn Lines of Credit

During the March 2020 quarter, we drew $3.0 billion on our revolving credit facilities and had $21 million undrawn as of March 31, 2020. These credit facilities include covenants customary for financing of this type. If we are not in compliance with these covenants, we may be required to repay amounts borrowed under the credit facilities.

Covenants

We were in compliance with the covenants in our financing agreements at March 31, 2020.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K and Note 2, "Impact of the COVID-19 Pandemic," for discussion about the valuation of goodwill, indefinite-lived intangible assets and long-lived assets.

Recent Accounting Standards

Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU, an entity is required to utilize an "expected credit loss model" on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted this standard effective January 1, 2020 and due to the COVID-19 pandemic, we recorded reserves against certain of our outstanding financial instruments that were not material individually or in the aggregate.

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Condensed Consolidated Financial Statements but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. The reconciliations presented below of the non-GAAP measures used in this 10-Q may not calculate exactly due to rounding.

Pre-tax (loss)/income, adjusted

The following table shows a reconciliation of pre-tax (loss)/income (a GAAP measure) to pre-tax (loss)/income, adjusted (a non-GAAP financial measure). We adjust pre-tax (loss)/income for the following items to determine pre-tax (loss)/income, adjusted for the reasons described below.

•MTM adjustments and settlements on hedges. Mark-to-market ("MTM") adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the applicable period.

•Equity investment MTM adjustments. We record our proportionate share of earnings/loss from our equity investments in Virgin Atlantic and Grupo Aeroméxico in non-operating expense. We adjust for our equity method investees' hedge portfolio MTM adjustments to allow investors to better understand and analyze our core operational performance in the periods shown.

•MTM adjustments on investments. Unrealized gains/losses on our equity investments in GOL, China Eastern, Air France-KLM and Hanjin-KAL, the largest shareholder of Korean Air, which are accounted for at fair value in non-operating expense, are driven by changes in stock prices and foreign currency. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

	Three Months Ended March 31,
(in millions)	2020	2019
Pre-tax (loss)/income	$(607)	$946
Adjusted for:
MTM adjustments and settlements on hedges	(7)	8
Equity investment MTM adjustments	69	(21)
MTM adjustments on investments	123	(100)
Delta Private Jets adjustment	—	(1)
Pre-tax (loss)/income, adjusted	$(422)	$831

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for the following items to determine TRASM, adjusted for the reasons described below.

•Third-party refinery sales. We adjust TRASM for refinery sales to third parties to determine TRASM, adjusted because these revenues are not related to our airline segment. TRASM, adjusted therefore provides a more meaningful comparison of revenue from our airline operations to the rest of the airline industry.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

	Three Months Ended March 31,
	2020		2019
TRASM	14.59	¢	16.78	¢
Adjusted for:
Third-party refinery sales	—		(0.08)
Delta Private Jets adjustment	—		(0.07)
TRASM, adjusted	14.59	¢	16.63	¢

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

•Third-party refinery sales. We adjust CASM for refinery sales to third parties to determine CASM-Ex because these revenues are not related to our airline segment. CASM-Ex therefore provides a more meaningful comparison of revenue from our airline operations to the rest of the airline industry.

•Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

	Three Months Ended March 31,
	2020		2019
CASM	15.30	¢	15.14	¢
Adjusted for:
Aircraft fuel and related taxes	(2.72)		(3.17)
Third-party refinery sales	—		(0.08)
Profit sharing	—		(0.35)
Delta Private Jets adjustment	—		(0.05)
CASM-Ex	12.58	¢	11.49	¢

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

•Strategic investments. Cash flows related to our investments in LATAM and Hanjin-KAL, the largest shareholder of Korean Air, are included in our GAAP investing activities. We adjust free cash flow for this activity because it provides a more meaningful comparison to the airline industry.

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

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$358	$1,942
Net cash used in investing activities	(2,971)	(1,096)
Adjusted for:
Net redemptions of short-term investments	—	(206)
Strategic investments	2,099	—
Net cash flows related to certain airport construction projects and other	353	111
Total free cash flow	$(161)	$751

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2020 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The rapid spread of the COVID-19 virus and measures implemented to combat it are having, and are likely to continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.

The rapid spread of COVID-19, as well as the escalating measures governments and private organizations have implemented in order to stem the spread of this pandemic, are having a material adverse effect on the demand for worldwide air travel, and consequently upon our business. Among other effects of the COVID-19 pandemic affecting air travel and our business:

•In the United States, which is our primary market, the government has placed significant restrictions on travel between the United States and specific countries, issued a mandate for U.S. citizens to avoid all international travel and has issued a travel advisory for residents of New York, New Jersey and Connecticut due to extensive community transmission of COVID-19 in the area;
•Many foreign governments have placed restrictions on citizens of other countries, including citizens of the U.S., flying into their countries;
•State or local governments have issued health-related curfews or “shelter in place” orders which dissuade or restrict air travel;
•Employers in both the public and private sectors have issued instructions to employees to work from home and/or otherwise dissuading or restricting air travel;
•Business conventions and conferences, significant sporting events, concerts and similar entertainment have been, and are continuing to be, cancelled, reducing the demand for both business air travel (which drives our most profitable ticket sales) and leisure air travel;
•Popular tourist destinations have been, and are continuing to be, closed, or operations are being curtailed, reducing the demand for leisure air travel;
•Travelers are discouraged from air travel to destinations where COVID-19 is particularly virulent;

•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased (and contagion or virus-related deaths linked or alleged to be linked to travel on our aircraft, whether accurate or not, may injure our reputation);
•Travelers may be dissuaded from flying due to possible enhanced COVID-19-related screening measures which are being implemented across multiple markets we serve; and
•Travelers may be dissuaded from flying due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes.

These effects related to the COVID-19 pandemic are negatively impacting air travel in general, which in turn are negatively affecting our revenues and results of operations. Moreover, additional currently unknown restrictions or other events dissuading air travel may occur in the future as a result of the pandemic (including possibly in the near term), lengthening the negative effects of the COVID-19 pandemic on our business.

Our operations could be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of our airport or inflight employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business.

In response to the crisis, we are taking certain steps to mitigate the effects on our business, which themselves may have negative consequences with respect to our business and operations. For example, we have significantly reduced our flight capacity. However, the cost savings achievable with temporary capacity reductions cannot be achieved immediately and will not completely eliminate the costs related to unused capacity.

Furthermore, we have waived air travel booking change fees to a broad extent and extended the ability to rebook that travel for up to two years in order to encourage travelers to book air travel (or not cancel already booked travel) despite the inherent uncertainty caused by the COVID-19 pandemic. Despite these efforts, we are experiencing significant ticket cancellations. Cancellations, the waiver of change fees and other refunds have negatively affected our revenues and liquidity, and we expect such negative effects to continue.

Other cost-saving measures that we are implementing or may consider, such as deferral of nonessential maintenance, capital expenditure reductions, hiring freezes, facility closures, deferral of pension funding and compensation reductions, are unlikely to entirely make-up for the loss in cash as result of decreased ticket sales and could also negatively affect our service to customers, revenues and results of operations. The pandemic is also having a material adverse effect on third parties whose services we utilize, including regional carriers in the Delta Connection program and providers of ground services at some airports, which may also negatively affect our service to customers.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Furthermore, not only is the duration of the pandemic and future correlative combative measures at present unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation. It therefore is impossible to predict whether any such unknown future developments will occur in the near, medium or long terms, and depending on the duration of the pandemic, such negative developments may occur over the entirety of the event.

At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.

All of the foregoing have had a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of fixed obligations and have incurred significant new debt in a short period in response to the COVID-19 pandemic. Insufficient liquidity may have a material adverse effect on our financial condition and business.

We have a significant amount of existing fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In response to the travel restrictions imposed as a result of the COVID-19 pandemic, decreased demand and other effects the outbreak of COVID-19 has had and is expected to have on our business, we have incurred and continue to seek significant amounts of additional liquidity in the short-term, through the issuance of additional debt securities as well as through bilateral and syndicated secured and/or unsecured credit facilities. In addition, we have substantial noncancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.

Although our cash flows from operations and our available capital, including the proceeds from financing transactions, have been sufficient to meet these obligations and commitments to date, our future liquidity could be negatively affected by the risk factors discussed in this form 10-Q, in “Item 1A., Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and other filings we may make from time to time with the SEC. We had $6.0 billion in unrestricted liquidity as of March 31, 2020 and have raised an additional $1.6 billion through April 21, 2020. In addition, we are receiving cash from the U.S. government under the payroll support program of the CARES Act, including $2.7 billion on April 20, 2020. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain operating and financial covenants under our financing and credit card processing agreements or with other material provisions of our contractual obligations. In particular, under our credit card processing agreements, counterparties may require that we maintain a reserve equal to a portion of advanced ticket sales that have been processed by that financial institution, but for which we have not yet provided the air transportation. Such financial institutions may require additional cash or other collateral reserves to be established or additional withholding of payments related to receivables collected if we do not maintain certain minimum levels of liquidity.

Agreements governing our debt, including credit agreements, include financial and other covenants. Failure to comply with these covenants could result in events of default.

Our primary credit facility has various financial and other covenants that require us to maintain a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Based on the reduction in demand that we are currently experiencing as a result of the COVID-19 pandemic and given the limited visibility to the future recovery of demand, there is a range of possible outcomes where our earnings could be reduced enough to result in a breach of the minimum fixed charge coverage ratio within the next year. If we anticipate a potential breach, we expect to seek an amendment or waiver from our lenders. There is no assurance that our efforts to obtain such an amendment or waiver would be successful.

We have other facilities, some of which are secured and also contain collateral coverage ratios. A decline in the value of our assets supporting these facilities from factors that are not under our control could affect one or more of the ratios. In addition, the credit facilities contain other negative covenants customary for such financings. These covenants are subject to important exceptions and qualifications. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2020 quarter. The total number of shares purchased includes shares repurchased pursuant to our $5 billion share repurchase program, which was publicly announced on May 11, 2017 and will terminate no later than December 31, 2020. Some purchases made in the March 2020 quarter were made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. In March 2020, we suspended our share repurchase program due to the impact of the COVID-19 pandemic.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
January 2020	2,780,349	$58.59	2,780,349	$930
February 2020	3,165,706	$56.86	3,165,706	$760
March 2020	738,722	$46.99	738,722	$730
Total	6,684,777		6,684,777

ITEM 6. EXHIBITS

(a) Exhibits

10.1  364-Day Term Loan Credit Agreement, dated as of March 17, 2020, among Delta Air Lines, Inc., each of the Lenders party thereto, JP Morgan Chase Bank, N.A., as administrative and JP Morgan Chase Bank, N.A., as Sole Lead Arranger and Bookrunner
10.2  Model Award Agreement for the Delta Air Lines, Inc. 2020 Long-Term Incentive Plan
10.3  Description of Certain Benefits of Members of the Board of Directors and Executive Officers
15  Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1  Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
31.2  Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
32  Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
101.INS  Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104  The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Finance and Controller
(Principal Accounting Officer)
April 22, 2020