Form 10-Q
period 2020-06-30
DELTA AIR LINES, INC.
filed 2020-07-15
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2020:
Common Stock, $0.0001 par value - 637,856,746 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Unless otherwise indicated, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("Form 10-K") and "Item 1A. Risk Factors" of Part II of this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2020, the related condensed consolidated statements of operations and comprehensive (loss) income, and stockholders' equity for the three-month and six-month periods ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 14, 2020

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$11,366	$2,882
Short-term investments	4,302	—
Accounts receivable, net of an allowance for uncollectible accounts of $121 and $13 at June 30, 2020 and December 31, 2019, respectively	1,375	2,854
Fuel inventory	353	730
Expendable parts and supplies inventories, net of an allowance for obsolescence of $135 and $82 at June 30, 2020 and December 31, 2019, respectively	494	521
Prepaid expenses and other	1,025	1,262
Total current assets	18,915	8,249
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,267 and $17,027 at June 30, 2020 and December 31, 2019, respectively	28,473	31,310
Operating lease right-of-use assets	5,650	5,627
Goodwill	9,753	9,781
Identifiable intangibles, net of accumulated amortization of $878 and $873 at June 30, 2020 and December 31, 2019, respectively	6,017	5,163
Cash restricted for airport construction	339	636
Equity investments	1,633	2,568
Other noncurrent assets	1,481	1,198
Total noncurrent assets	53,346	56,283
Total assets	$72,261	$64,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$5,230	$2,287
Current maturities of operating leases	732	801
Air traffic liability	4,686	5,116
Accounts payable	2,332	3,266
Accrued salaries and related benefits	1,809	3,701
Loyalty program deferred revenue	1,195	3,219
Fuel card obligation	839	736
Other accrued liabilities	3,327	1,078
Total current liabilities	20,150	20,204
Noncurrent Liabilities:
Debt and finance leases	19,412	8,873
Noncurrent air traffic liability	315	—
Pension, postretirement and related benefits	8,160	8,452
Loyalty program deferred revenue	5,786	3,509
Noncurrent operating leases	5,371	5,294
Deferred income taxes, net	447	1,456
Other noncurrent liabilities	3,930	1,386
Total noncurrent liabilities	43,421	28,970
Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 647,454,215 and 651,731,443 shares issued at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,192	11,129
Retained earnings	5,706	12,454
Accumulated other comprehensive loss	(7,937)	(7,989)
Treasury stock, at cost, 9,597,469 and 8,959,730 shares at June 30, 2020 and December 31, 2019, respectively	(271)	(236)
Total stockholders' equity	8,690	15,358
Total liabilities and stockholders' equity	$72,261	$64,532
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Operating Revenue:
Passenger	$678	$11,368	$8,247	$20,622
Cargo	108	186	261	378
Other	682	982	1,552	2,008
Total operating revenue	1,468	12,536	10,060	23,008

Operating Expense:
Salaries and related costs	2,086	2,752	4,858	5,391
Aircraft fuel and related taxes	372	2,291	1,967	4,269
Regional carriers expense, excluding fuel	497	905	1,399	1,798
Depreciation and amortization	591	713	1,268	1,328
Contracted services	344	657	1,019	1,288
Landing fees and other rents	350	442	817	861
Ancillary businesses and refinery	401	316	620	667
Aircraft maintenance materials and outside repairs	43	434	512	910
Passenger commissions and other selling expenses	45	538	403	965
Passenger service	88	322	345	593
Aircraft rent	96	107	196	209
Restructuring charges	2,454	—	2,454	—
CARES Act grant recognition	(1,280)	—	(1,280)	—
Profit sharing	—	518	—	739
Other	196	413	707	842
Total operating expense	6,283	10,408	15,285	19,860

Operating (Loss)/Income	(4,815)	2,128	(5,225)	3,148

Non-Operating Expense:
Interest expense, net	(194)	(75)	(273)	(158)
Impairments and equity method losses	(2,058)	(17)	(2,318)	(71)
Gain/(loss) on investments, net	8	(82)	(104)	18
Miscellaneous, net	45	(47)	299	(84)
Total non-operating expense, net	(2,199)	(221)	(2,396)	(295)

(Loss)/Income Before Income Taxes	(7,014)	1,907	(7,621)	2,853

Income Tax Benefit/(Provision)	1,297	(464)	1,370	(680)

Net (Loss)/Income	$(5,717)	$1,443	$(6,251)	$2,173

Basic (Loss)/Earnings Per Share	$(9.01)	$2.22	$(9.83)	$3.30
Diluted (Loss)/Earnings Per Share	$(9.01)	$2.21	$(9.83)	$3.29
Cash Dividends Declared Per Share	$—	$0.35	$0.40	$0.70

Comprehensive (Loss)/Income	$(5,756)	$1,515	$(6,199)	$2,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Net Cash Provided by Operating Activities	$68	$5,211

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(659)	(2,226)
Ground property and equipment, including technology	(559)	(694)
Proceeds from sale-leaseback transactions	465	—
Purchase of short-term investments	(4,955)	—
Redemption of short-term investments	654	206
Acquisition of strategic investments	(2,099)	(89)
Other, net	107	144
Net cash used in investing activities	(7,046)	(2,659)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(1,712)	(2,450)
Repurchase of common stock	(344)	(1,593)
Cash dividends	(260)	(461)
Proceeds from short-term obligations	3,261	1,750
Proceeds from long-term obligations	11,747	500
Proceeds from sale-leaseback transactions	2,306	—
Fuel card obligation	103	(8)
Other, net	(35)	(9)
Net cash provided by/(used in) financing activities	15,066	(2,271)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	8,088	281
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,730	2,748
Cash, cash equivalents and restricted cash equivalents at end of period	$11,818	$3,029

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$393	$357
Flight and ground equipment acquired under finance leases	213	158
Operating leases converted to finance leases	—	189

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2020	2019
Current assets:
Cash and cash equivalents	$11,366	$2,009
Restricted cash included in prepaid expenses and other	113	127
Noncurrent assets:
Cash restricted for airport construction	339	893
Total cash, cash equivalents and restricted cash equivalents	$11,818	$3,029

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358
Net loss	—	—	—	(534)	—	—	—	(534)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive income	—	—	—	—	91	—	—	91
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $56.48(1) per share)	1	—	29	—	—	1	(34)	(5)
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Balance at March 31, 2020	647	$—	$11,054	$11,423	$(7,898)	10	$(270)	$14,309
Net loss	—	—	—	(5,717)	—	—	—	(5,717)
Other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $25.56(1) per share)	—	—	38	—	—	—	(1)	37
CARES Act warrant issuance	—	—	100	—	—	—	—	100
Balance at June 30, 2020	647	$—	$11,192	$5,706	$(7,937)	10	$(271)	$8,690

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2018	688	$—	$11,671	$10,039	$(7,825)	8	$(198)	$13,687
Net income	—	—	—	730	—	—	—	730
Dividends declared	—	—	—	(232)	—	—	—	(232)
Other comprehensive income	—	—	—	—	59	—	—	59
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $49.75(1) per share)	2	—	27	—	—	1	(35)	(8)
Stock purchased and retired	(26)	—	(444)	(881)	—	—	—	(1,325)
Balance at March 31, 2019	664	$—	$11,254	$9,656	$(7,766)	9	$(233)	$12,911
Net income	—	—	—	1,443	—	—	—	1,443
Dividends declared	—	—	—	(229)	—	—	—	(229)
Other comprehensive income	—	—	—	—	72	—	—	72
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $55.06(1) per share)	—	—	31	—	—	—	(2)	29
Stock purchased and retired	(5)	—	(84)	(184)	—	—	—	(268)
Balance at June 30, 2019	659	$—	$11,201	$10,686	$(7,694)	9	$(235)	$13,958

(1)Weighted average price per share.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2019.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to severe impacts from the global COVID-19 (coronavirus) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2020 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU, an entity is required to utilize an "expected credit loss model" on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted this standard effective January 1, 2020 and due to the COVID-19 pandemic, we recorded reserves on certain receivables, which are discussed further in Note 5, "Investments."

NOTE 2. IMPACT OF THE COVID-19 PANDEMIC

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January, the spread of the virus and the resulting global pandemic next affected the majority of our international network and ultimately has significantly affected our domestic network. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at a rapid pace and has remained depressed, which has had an unprecedented and materially adverse impact on our revenues and financial position. Although demand improved through the quarter, it remains significantly below the prior year. The exact timing and pace of the recovery are uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. Additionally, some states have instituted travel restrictions or advisories for travelers from other states. Our forecasted expense and liquidity management initiatives may be modified as the demand environment evolves.

In response to these developments, beginning in March and continuing throughout the June 2020 quarter, we have implemented enhanced measures focusing on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations.

Taking Care of our Customers and Employees. The safety of our customers and employees is our primary focus. As the COVID-19 pandemic has progressed, we have taken numerous steps to help promote the safety of our customers and employees on the ground and in the air in keeping with current health-expert recommendations, including:
•Adopting new cleaning procedures on all flights, including disinfectant electrostatic spraying on aircraft and sanitizing high-touch areas like tray tables, entertainment screens, armrests and seat-back pockets before each flight.
•Taking steps to help employees and customers practice social distancing and promote safety, including:
◦Creating a Global Cleanliness Division to ensure a consistently safe and sanitized experience across our facilities and aircraft.
◦Requiring all customers and customer-facing employees to wear masks.
◦Blocking middle seats and capping load factor at 60% throughout our aircraft through at least September 30, 2020.
◦Modifying our boarding and deplaning processes, while providing food and beverage service that is designed to reduce physical touch points.
◦Installing plexiglass shields at all Delta check-in counters, Delta Sky Clubs and gate counters across the U.S. as well as adding social distance markers in the check-in lobby, Delta Sky Clubs, at the gate and throughout the jetbridge.
◦Implementing significant workforce social distancing and protection measures, including reconfiguring call center spaces to promote social distancing, increasing cleaning and disinfecting of our facilities and having virtually all employees who can telecommute do so.
•Giving customers flexibility to plan, re-book and travel including extending expiration on travel credits through September 2022. Additionally, we are extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Offering pay protection to employees who have been diagnosed with COVID-19, who must quarantine due to exposure to COVID-19 or who have self-identified as being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to telecommute (through July 31 for high-risk individuals).
•Beginning in June 2020, onsite COVID-19 testing became available for employees in select Delta hubs. Testing began in our Atlanta and Minneapolis hubs and is expanding through the September 2020 quarter, with the expectation that all employees will be tested.

Capacity Reductions. Beginning in the second half of March, we experienced a precipitous decrease in demand as COVID-19 spread throughout the world. We significantly reduced our system capacity to a level that maintained essential services to align capacity with expected demand. For the June 2020 quarter, system capacity was reduced 85% compared to the June 2019 quarter, with international capacity reduced by 94% and domestic flying reduced by 80%. For the September 2020 quarter, system capacity is expected to be down approximately 60% compared to the September 2019 quarter, with international capacity to be reduced approximately 80% and domestic capacity to be reduced approximately 50%. As a result of reduced demand expectations and lower capacity in the September 2020 quarter and beyond, we have parked approximately 50% of our fleet, including the permanent retirement of certain aircraft, as discussed further below.

Expense Management. In response to the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including:
•Reducing capacity as described above to align with expected demand, which has resulted in parking approximately 600 aircraft as of June 30, 2020. In the June 2020 quarter we retired our MD-90 fleet, seven 767-300ER aircraft and 10 A320 aircraft and will retire our 777 and 737-700 fleets by October 2020. These retirement decisions follow the March 2020 quarter decision to accelerate the retirement of our MD-88 fleet from December 2020 to June 2020.
•Consolidating our footprint at our airport facilities, including temporarily closing most Delta Sky Clubs.
•Reducing employee-related costs, including:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 45,000 of our employees have taken or have volunteered to take voluntary leaves.
◦Offering employees early retirement and voluntary separation programs, with most departures scheduled for August 1, 2020. The enrollment period for these programs will close in July 2020. See Note 8, "Employee Benefit Plans," for additional information.
▪Pilots are also eligible for an early retirement program, however, separation dates will be based on training and staffing requirements.

◦Salary reductions of 50% for our officers and, with respect to our director level employees through the June 2020 quarter, 25%. Beginning in the September 2020 quarter, a 25% reduction in work hours has been implemented for our director level employees, consistent with the 25% reduction in work hours for all other management and most front-line employee work groups.
◦Instituting a company-wide hiring freeze.
•Delaying non-essential maintenance projects and eliminating nearly all other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities balance ("liquidity") as of June 30, 2020 was $15.7 billion as a result of the following actions to increase liquidity and strength our financial position during the six months ended June 30, 2020:
•Reducing planned capital expenditures by approximately $3.5 billion for the year, including working with original equipment manufacturers ("OEM") to optimize the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and replacement of ground equipment.
•Receiving $4.9 billion as part of the CARES Act payroll support program as described below.
•Obtaining financing through the following actions:
◦Drawing $3.0 billion from our previously undrawn revolving credit facilities. We have extended the maturity for $1.3 billion of these borrowings from April 2021 to April 2022 and also secured $2.7 billion of these borrowings with our Pacific route authorities and certain related assets.
◦Entering into a $3.0 billion 364-day secured term loan facility.
◦Entering into $2.8 billion of sale-leaseback transactions as described below.
◦Issuing $3.5 billion of senior secured notes and entering into a $1.5 billion term loan, both of which are secured by certain slots, gates and routes.
◦Issuing $1.3 billion of unsecured notes.
◦Completing $1.4 billion in transactions secured by aircraft, including EETC issuances and aircraft loans.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases and dividends.
•Postponing $500 million of planned voluntary pension funding.

We continue to evaluate leveraging our unencumbered assets to pursue future financing opportunities and our possible participation in the CARES Act loan program, discussed below.

In response to the impact that the demand environment has had on our financial condition, our credit rating has been downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3.

Our primary credit facilities have various financial and other covenants that require us to maintain a minimum liquidity ratio and a minimum collateral coverage ratio. The minimum liquidity ratio replaced the fixed charge coverage ratio previously in the facilities as part of the amendments we completed in June 2020. We expect to remain in compliance with these and other covenants in our debt agreements.

See Note 7, "Debt," and the sale-leaseback transactions section in this footnote for more information on our financing activities during the six months ended June 30, 2020.

Valuation of Goodwill and Indefinite-Lived Intangibles

We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of October 1) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our December 2019 quarter quantitative impairment tests of goodwill and intangibles concluded that there was no indication of impairment as the fair value exceeded our carrying value:

	Carrying Value at		Fair Value Excess at 2019 Testing Date
(in millions)	June 30, 2020	December 31, 2019
Goodwill(1)	$9,753	$9,781	234%
International routes and slots	2,583	2,583	15% to 29%
Airline alliances(2)	1,863	1,005	67% to 576%
Delta tradename	850	850	185%
Domestic slots	622	622	61% to 181%
Total	$15,671	$14,841
(1) The reduction in goodwill relates to the combination of Delta Private Jets with Wheels Up in the March 2020 quarter. See Note 5, "Investments," for more information on this transaction.
(2) As part of our strategic alliance with and investment in LATAM Airlines Group S.A. ("LATAM"), we have recorded an alliance-related indefinite-lived intangible asset of $1.2 billion, which was not reflected in the 2019 quantitative impairment assessment. See Note 5, "Investments," for more information on this transaction.

Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that the reduced cash flow projections and the significant decline in Delta's market capitalization as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of June 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in Delta's market capitalization, (4) observable market transactions, (5) changes to the regulatory environment and (6) the nature and amount of government support that has been and is expected to be provided in the future.

Based on our interim impairment assessment as of June 30, 2020, we have determined that our goodwill and indefinite-lived intangible assets are not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Any measure that requires or encourages potential travelers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the air travel industry in general, and consequently our business. We expect any traveler wariness of airports and commercial aircraft to have a similar effect.

Valuation of Long-Lived Assets

Our flight equipment and other long-lived assets, which are classified as property and equipment, net on our Consolidated Balance Sheet ("balance sheet"), have a recorded value of $28.5 billion at June 30, 2020. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired.

As part of our capacity reductions related to the negative effect on our business from the COVID-19 pandemic, we have removed approximately 600 aircraft from active service as of June 30, 2020. Other than the MD-88, MD-90, 777 and 737-700 fleets and certain of our 767-300ER and A320 aircraft, which we have retired or are in the process of retiring, the aircraft removed from service are being temporarily parked.

In the March 2020 quarter we recorded an impairment charge of $22 million related to the MD-88 fleet. In the June 2020 quarter we recorded impairment charges of $1.4 billion related to the 777 fleet, $330 million related to the MD-90 fleet, $220 million related to the 737-700 fleet, $180 million related to the seven retired 767-300ER aircraft and $60 million related to the ten retired A320 aircraft in restructuring charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income ("income statement"). These impairment charges were calculated using Level 3 fair value inputs based primarily upon forecasted future cash flows, recent market transactions, published pricing guides and our assessment of existing market conditions based on industry knowledge. Following the impairment charges, the remaining cumulative net book value for these aircraft is $370 million.

To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet-type level or at the contract level for aircraft operated by regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel and labor costs and other relevant factors. Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near term, we evaluated the remainder of our fleet and determined that only the fleet-types discussed above were impaired as the future cash flows from operation of the fleet through the respective retirement dates exceeded the carrying value. As we obtain greater clarity about the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to permanently retire additional aircraft.

See Note 5, "Investments," for information on the valuation of our equity investments.

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive $5.4 billion in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we agreed to issue to the U.S. Department of the Treasury warrants to acquire over 6.5 million shares of Delta common stock. These warrants have an exercise price of $24.39 per share and a five-year term.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan which will be amortized as interest expense in our income statement over the term of the loan. The proceeds of the grant are recorded in cash and cash equivalents when received and will be recognized as contra-expense in CARES Act grant recognition in our income statement over the periods that the funds are intended to compensate, which is expected to be through the end of 2020.

In the June 2020 quarter, we received $4.9 billion under the CARES Act payroll support program, which consists of $3.5 billion in a grant and $1.4 billion in an unsecured loan. The remaining amount will be received in July 2020. As of June 30, 2020, we recognized $1.3 billion of the grant as contra-expense with the remaining $2.2 billion recorded as a deferred contra-expense in other accrued liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020. See Note 7, "Debt," for further discussion of the unsecured loans and warrants to acquire Delta shares issued under the CARES Act payroll support program.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We are eligible and have entered into a non-binding letter of intent to the U.S. Department of the Treasury for $4.6 billion under the loan program. We have not decided if we will participate, and we have until September 30, 2020 to decide whether to participate in this program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

Sale-Leaseback Transactions

In the June 2020 quarter, we entered into $2.8 billion of sale-leaseback transactions for 85 aircraft including 25 A321-200s, 25 A220-100s, 23 CRJ-900s, 10 737-900ERs and two A330-900s. Of these transactions, 74 did not qualify as a sale as they are finance leases or have an option to repurchase at a stated price. The assets associated with these transactions remain on our balance sheet within property and equipment, net and we recorded the related liabilities under the lease. These liabilities are classified within other accrued or other noncurrent liabilities on our balance sheet. These transactions are treated as financing inflows on the Condensed Consolidated Statements of Cash Flows ("cash flows statement").

The other 11 transactions qualified as sales, generating an immaterial loss, and the associated assets were removed from our balance sheet within property and equipment, net and recorded within operating lease right-of-use assets. The liabilities are recorded within current maturities of operating leases and noncurrent operating leases on our balance sheet. These transactions are treated as investing cash inflows on the cash flows statement.

NOTE 3. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Ticket	$568	$9,969	$7,078	$17,957
Loyalty travel awards	45	751	588	1,442
Travel-related services	65	648	581	1,223
Total passenger revenue	$678	$11,368	$8,247	$20,622

Ticket. We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket breakage occurs. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets to be flown in the future, as well as credits which can be applied as payment toward the cost of a ticket. The credits are typically issued as a result of ticket cancellations prior to their expiration dates.

Prior to April 2020, passenger tickets sold and credits issued were generally valid for one year from the date of original ticket issuance. In April 2020, we announced that credits issued for cancelled travel in March through September 2020 will have an extended expiration date through September 2022. This change shifted $315 million of our air traffic liability to noncurrent in the June 2020 quarter, which represents our current estimate of tickets to be flown, as well as credits to be used, beyond one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.

The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received. We also began experiencing significant ticket cancellations in the second half of March, which has led to issuance of refunds to customers, while the remainder of cancellations have been rebooked on future flights or received credits in lieu of cash refunds. The total value of refunds, excluding taxes and related fees, issued to customers during the three and six months ended June 30, 2020 was approximately $1.3 billion and $2.1 billion, respectively.

We recognized approximately $2.9 billion in passenger revenue during the six months ended June 30, 2020 that was recorded in our air traffic liability balance at December 31, 2019. Due to the uncertainty around the return of demand for air travel, we are unable to estimate the amount of the December 31, 2019 air traffic liability that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2020.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Loyalty program	$269	$484	$743	$958
Ancillary businesses and refinery	390	330	613	699
Miscellaneous	23	168	196	351
Total other revenue	$682	$982	$1,552	$2,008

Loyalty Program. Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn redeemable miles based on the passenger's loyalty program status and ticket price. Customers can also earn miles through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses, customers and other airlines. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2020 and 2019, total cash sales from marketing agreements related to our loyalty program were $1.5 billion and $2.0 billion, respectively, which are allocated to travel and other performance obligations.

Current Activity of the Loyalty Program. Miles are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

(in millions)	2020	2019
Balance at January 1	$6,728	$6,641
Miles earned	872	1,542
Travel miles redeemed	(588)	(1,443)
Non-travel miles redeemed	(31)	(86)
Balance at June 30	$6,981	$6,654

The timing of mile redemptions can vary widely; however, the majority of new miles have historically been redeemed within two years. The loyalty program deferred revenue classified as a current liability represents our current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents our current estimate of revenue expected to be recognized beyond 12 months. As a result of the COVID-19 pandemic, a larger portion of mile redemptions is projected to occur beyond 12 months and is therefore reflected as a noncurrent liability as of June 30, 2020. We will continue to monitor redemptions as the situation evolves.

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

	Passenger Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Domestic	$564	$8,093	$6,165	$14,834
Atlantic	64	1,873	882	2,947
Latin America	18	753	783	1,614
Pacific	32	649	417	1,227
Total	$678	$11,368	$8,247	$20,622

	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Domestic	$1,264	$8,809	$7,531	$16,325
Atlantic	119	2,129	1,113	3,416
Latin America	26	831	889	1,800
Pacific	59	767	527	1,467
Total	$1,468	$12,536	$10,060	$23,008

NOTE 4. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2020	Level 1	Level 2	Level 3
Cash equivalents	$8,225	$8,225	$—	$—
Restricted cash equivalents	452	452	—	—
Short-term investments
U.S. Government securities	4,302	4,244	58	—
Long-term investments	1,384	924	226	234
Hedge derivatives, net
Fuel hedge contracts	(6)	—	(6)	—
Interest rate contracts	26	—	26	—
Foreign currency exchange contracts	6	—	6	—

(in millions)	December 31, 2019	Level 1	Level 2
Cash equivalents	$586	$586	$—
Restricted cash equivalents	847	847	—
Long-term investments	1,099	881	218
Hedge derivatives, net
Fuel hedge contracts	1	(1)	2
Interest rate contracts	61	—	61
Foreign currency exchange contracts	6	—	6

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

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. As of June 30, 2020, our equity investment in Wheels Up is classified as Level 3 in the fair value hierarchy as its equity is not traded on a public exchange and our equity investments in LATAM and Grupo Aeroméxico are classified as Level 3 investments due to having recently entered into bankruptcy proceedings. See Note 5, "Investments," for further information on our equity investments.

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

NOTE 5. INVESTMENTS

Short-Term Investments

At June 30, 2020, the estimated fair value of our short-term investments was $4.3 billion, which approximates cost. These investments are expected to mature in one year or less. Actual maturities may differ from contractual maturities because certain issuers of the securities may have the right to retire certain of our investments without prepayment penalties.

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

LATAM. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share, through a tender offer as part of our plan to enter into a strategic alliance with LATAM. In addition, to support the establishment of the strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, $200 million of which was disbursed in 2019. The remaining $150 million will be disbursed in equal quarterly payments through 2021, beginning in the September 2020 quarter. As part of our planned strategic alliance with LATAM, we also agreed to acquire four A350 aircraft from LATAM and assumed ten of LATAM's A350 purchase commitments with Airbus for deliveries through 2025.

The total consideration of $2.3 billion, including the tender offer and the transition payments, was allocated in the March 2020 quarter to the shares ($1.1 billion) and to the alliance-related indefinite-lived intangible asset ($1.2 billion) based on their relative fair values. We expect to record the ten aircraft at cost upon delivery.

In May 2020, LATAM filed for bankruptcy under Chapter 11 of the United States bankruptcy code and, as part of LATAM's reorganization, we have terminated the purchase agreement for the four A350 aircraft from LATAM for a fee of $62 million, which is recorded in restructuring charges in our income statement. While our ownership interest remains at 20%, we no longer have significant influence over LATAM and have discontinued accounting for the investment under the equity method in the June 2020 quarter. This investment is now accounted for at fair value.

During the June 2020 quarter, we eliminated our investment basis in LATAM and recorded expense of $1.1 billion in impairments and equity method losses within non-operating expenses in our income statement. This charge reflects the recognition of both our 20% share of LATAM's March 2020 quarter losses (due to the timing of information available from LATAM) and the decline in our expected realizable value for LATAM's shares following its bankruptcy filing. The impairment charge for our investment in LATAM was calculated using Level 3 fair value inputs. We expect that no more than an immaterial amount will be distributed to current equity holders following the settlement of unsecured claims upon LATAM's emergence from bankruptcy.

In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. In addition, we believe LATAM intends to request that the bankruptcy court approve the assumption of our strategic partnership agreement, which contributes to supporting the value of our $1.2 billion alliance-related indefinite-lived intangible asset. We continue to believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures. See Note 2, "Impact of the COVID-19 Pandemic," for further discussion of our qualitative impairment assessment of indefinite-lived intangible assets.

Grupo Aeroméxico. In June 2020, Grupo Aeroméxico filed for bankruptcy under Chapter 11 of the United States bankruptcy code. We have a non-controlling 51% ownership interest in Grupo Aeroméxico, however Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to a maximum of 49%. Therefore, we accounted for our investment under the equity method prior to Grupo Aeroméxico's bankruptcy filing.

As a result of Grupo Aeroméxico's bankruptcy filing, while our ownership interest has not changed, we no longer have significant influence over Grupo Aeroméxico and have discontinued accounting for the investment under the equity method in the June 2020 quarter. This investment is now accounted for at fair value.

During the June 2020 quarter, we eliminated our investment basis in Grupo Aeroméxico and recorded expense of $770 million in impairments and equity method losses within non-operating expenses in our income statement. This charge reflects the recognition of both our 51% share of Grupo Aeroméxico's June 2020 quarter losses and the decline in our expected realizable value for Grupo Aeroméxico's shares following its bankruptcy filing. The impairment charge for our investment in Grupo Aeroméxico was calculated using Level 3 fair value inputs. We expect that no more than an immaterial amount will be distributed to current equity holders following the settlement of unsecured claims upon Grupo Aeroméxico's emergence from bankruptcy.

In addition, in its bankruptcy proceeding, Grupo Aeroméxico has requested the bankruptcy court's approval to assume our joint cooperation agreement.

GOL. In 2019, we sold our ownership stake of GOL Linhas Aéreas Inteligentes, the parent company of VRG Linhas Aéreas (operating as GOL), and have ended our commercial agreements. Additionally, GOL has a $300 million five-year term loan facility with third parties maturing in August 2020, which we have guaranteed. Based on market value at June 30, 2020, approximately 60% of our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability for the full value of the term loan on our balance sheet as of June 30, 2020. However, as the COVID-19 pandemic continues to impact the global economy, there is an increased risk related to GOL's ability to repay this term loan, which may require our performance under this guaranty. Therefore, we recorded an immaterial reserve in other accrued liabilities on our balance sheet and restructuring charges in our income statement related to the decline in value of our security interest in GOL's Smiles shares compared to our guaranty of GOL's term loan.

Fair Value Investments

We account for the following investments at fair value on a recurring basis with adjustments to fair value recognized in gain/(loss) on investments within non-operating expense in our income statement. We recorded gains of $8 million and losses of $104 million on our fair value investments during the three and six months ended June 30, 2020, respectively. These results were driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares.

	Ownership Interest		Carrying Value
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Hanjin-KAL	15%	10%	$588	$205
Air France-KLM	9%	9%	170	418
China Eastern	3%	3%	166	258
Wheels Up	25%	—%	234	—
Other investments			226	218
Total fair value investments			$1,384	$1,099

Wheels Up. In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received a 27% equity stake in Wheels Up which we have elected to record using the fair value option as this is expected to better reflect the economics of our ownership interest. This transaction resulted in a gain of $240 million which was recorded within miscellaneous, net in our income statement in the March 2020 quarter.

Equity Method Investments

We account for the investments listed below under the equity method of accounting.

	Ownership Interest		Carrying Value
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Virgin Atlantic (1)	49%	49%	$—	$375
Unifi (formerly AirCo)	49%	49%	143	142

(1)We have a non-controlling equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies.

Virgin Atlantic. As a result of the COVID-19 pandemic and the resulting travel restrictions, Virgin Atlantic has incurred significant losses during 2020. In recording our 49% share in Virgin Atlantic's results during the six months ended June 30, 2020 and based on our review of Virgin Atlantic's financial projections, we have reduced the basis in our investment to zero and recorded expense of $200 million in impairments and equity method losses within non-operating expense in our income statement. Under the equity method of accounting, we will track our share of Virgin Atlantic's future losses, but will not reflect our share of their results in our financial statements until such time that our share of their earnings eliminates the losses beyond our basis in the investment. We continue to monitor and support Virgin Atlantic's ongoing restructuring efforts.

Effective January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. Under the new agreement, certain measurement thresholds were reset from the previous joint venture with Virgin Atlantic, reducing the value we would have received over the original term. In consideration for this reduced value, we entered into a transition agreement with Virgin Atlantic, which would have resulted in payments to us in future periods. However, as of June 30, 2020, based on our assessment of collectibility, we do not have any assets or liabilities recorded on our balance sheet related to this transition agreement.

Unifi. Our share of Unifi's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business. Based on discussions with Unifi's management and review of their liquidity and financial projections, we do not believe our investment is other than temporarily impaired as we have the intent and ability to retain this investment for a period of time sufficient to allow for anticipated recovery in value. However, we will continue to monitor the continuing effects of the pandemic and self-help measures Unifi executes.

Receivables from Investees and Business Partners

Based on our assessment of collectibility, we have recorded $98 million of reserves against the outstanding receivables with Virgin Atlantic, Virgin Australia, LATAM, Grupo Aeroméxico and others reflecting our expected recoveries given their restructuring efforts or recent bankruptcy filings. In determining the appropriate amount to reserve, we also considered the valuation of and our ability to realize the value of any collateral associated with each receivable. The reserves are recorded within accounts receivable, net on our balance sheet and within restructuring charges in our income statement.

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

In the March 2020 quarter, we unwound a majority of our interest rate swap contracts. The unwind of these contracts generated approximately $100 million of cash in the March 2020 quarter. These gains are being reflected in our income statement over the remaining term of the related debt agreements.

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

Hedge Position as of June 30, 2020

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	150	U.S. dollars	April 2028	$3	$23	$—	$—	$26
Not designated as hedges
Foreign currency exchange contracts	238	Euros	December 2020	5	—	—	—	5
Foreign currency exchange contracts	177,045	South Korean won	April 2023	—	1	—	—	1
Fuel hedge contracts	245	gallons - crude oil and refined products	April 2021	7	—	(13)	—	(6)
Total derivative contracts				$15	$24	$(13)	$—	$26

Hedge Position as of December 31, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,872	U.S. dollars	April 2028	$12	$53	$(4)	$—	$61
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	9	—	—	—	9
Foreign currency exchange contracts	177,045	South Korean won	April 2023	1	—	—	(4)	(3)
Fuel hedge contracts	243	gallons - crude oil and refined products	July 2020	16	—	(15)	—	1
Total derivative contracts				$38	$53	$(19)	$(4)	$68

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments[1]
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current maturities of debt and finance leases	$21	$(19)	$21	$8
Debt and finance leases	$(53)	$(1,783)	$96	$53
(1)As of June 30, 2020, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of approximately $91 million.

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheet. The following table shows the net fair value of our counterparty positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
June 30, 2020
Net derivative contracts	$8	$24	$(6)	$—	$26
December 31, 2019
Net derivative contracts	$24	$53	$(5)	$(4)	$68

Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel hedge contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in millions)		2020	2019
Three Months Ended June 30,
Foreign currency exchange contracts	Gain/(loss) on investments, net	$(7)	$(3)
Fuel hedge contracts	Aircraft fuel and related taxes	(68)	19
Total		$(75)	$16
Six Months Ended June 30,
Foreign currency exchange contracts	Gain/(loss) on investments, net	$1	$7
Fuel hedge contracts	Aircraft fuel and related taxes	149	(36)
Total		$150	$(29)

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria, including their credit ratings, and limit our exposure to any one counterparty.

NOTE 7. DEBT

The following table summarizes our debt:

	Maturity			Interest Rate(s) Per Annum at			June 30,	December 31,
(in millions)	Dates			June 30, 2020			2020	2019
Unsecured notes	2020	to	2029	2.60%	to	7.38%	$5,800	$5,550
Unsecured CARES Act Payroll Support Program Loan	2030			1.00%			1,438	—
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			3,500	—
2020 Term Loan(1)(2)	2020	to	2023	5.75%			1,500	—
2018 Revolving Credit Facility(1)	2021	to	2023	3.75%			2,650	—
2020 Secured Term Loan Facility(1)	2021			2.43%	to	2.44%	2,950	—
Financing arrangements secured by aircraft:
Certificates(2)	2021	to	2028	2.00%	to	8.02%	2,731	1,669
Notes(1)(2)	2020	to	2025	0.91%	to	5.75%	1,146	1,193
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(1)(2)(3)	2021	to	2030	1.16%	to	8.75%	214	196
Other revolving credit facilities(1)	2021			1.93%	to	3.36%	270	—
Total secured and unsecured debt							23,582	9,991
Unamortized (discount)/premium and debt issue cost, net and other							(89)	115
Total debt							23,493	10,106
Less: current maturities							(4,954)	(2,054)
Total long-term debt							$18,539	$8,052
(1)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.
(2)Due in installments.
(3)Primarily includes unsecured bonds and debt secured by certain accounts receivable and real estate.

2020 Unsecured Notes

In June 2020, we issued $1.3 billion in aggregate principal amount of 7.375% unsecured notes due 2026. The unsecured notes are equal in right of payment with our other unsubordinated indebtedness and senior in right of payment to future subordinated debt. The unsecured notes are subject to covenants that, among other things, limit our ability to incur liens securing indebtedness for borrowed money or finance leases and engage in mergers and consolidations or transfer all or substantially all of our assets, in each case subject to certain exceptions. The unsecured notes also contain event of default provisions consistent with those in our recent unsecured debt offerings.

Unsecured CARES Act Payroll Support Program Loan

In the June 2020 quarter, we entered into a promissory note for $1.4 billion of the CARES Act payroll support program loan and issued warrants to acquire more than 5.9 million shares of Delta common stock under the program. We have recorded the value of the promissory note and warrants on a relative fair value basis as $1.3 billion of noncurrent debt and $100 million in additional paid in capital, respectively. We expect to enter into the final $163 million installment of the promissory note and issue the related warrants in July 2020 in connection with receipt of the final payment under the payroll support program. See Note 2, "Impact of the COVID-19 Pandemic," for further discussion of the terms of the payroll support program loan.

2020 Senior Secured Notes and Term Loan

In April 2020, we issued $3.5 billion of senior secured notes and entered into a $1.5 billion term loan secured by certain slots, gates and routes. The senior secured notes bear interest at an annual rate of 7.00% and mature in May 2025. The term loan bears interest at a variable rate equal to LIBOR plus a specified margin and is subject to payments of 1% per year, payable quarterly beginning in September 2020, with the balance due in April 2023.

2020 Secured Term Loan Facility

In March 2020, we entered into a $2.7 billion 364-day secured term loan facility ("the facility"), and we increased the borrowings thereunder to $3.0 billion in April 2020. Borrowings under the facility are secured by certain aircraft. The facility also contains an accordion feature under which the aggregate commitment can be increased to $4.0 billion upon our request, provided that the new lenders agree to the existing terms of the facility.

In the June 2020 quarter, the facility was amended to include a minimum liquidity covenant, as discussed further below.

2020-1 EETC

We completed a $1.0 billion offering of Class AA and A Pass Through Certificates, Series 2020-1 ("2020-1 EETC") utilizing a pass through trust during March 2020. The proceeds of this issuance were used to pay the unsecured notes that matured in the March 2020 quarter. In April 2020, we issued an additional $135 million of Class B certificates. The amounts of all 2020-1 EETC are included in Certificates in the table above. The details of the 2020-1 EETC, which is secured by 33 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2020-1 Class AA Certificates	$796	2.00%	March 2020	June 2028
2020-1 Class A Certificates	204	2.50%	March 2020	June 2028
2020-1 Class B Certificates	135	8.00%	April 2020	June 2027
Total	$1,135

2019-1 EETC

In April 2020, we issued an additional $108 million of certificates under the 2019-1 EETC offering initially completed in March 2019. The additional certificates were issued as 2019-1 Class B Certificates with a fixed interest rate of 8.00% and mature in April 2023.

2018 Revolving Credit Facility

In June 2020, we amended the 2018 revolving credit facility agreement ("Amended Revolving Credit Facility") to be secured by our Pacific route authorities and certain related assets. Additionally, the revolving credit facility was amended to extend the maturities of $1.3 billion of the revolver previously due in April 2021 to April 2022 and to include a minimum liquidity covenant, as discussed further below.

Availability Under Revolving Facilities

During the March 2020 quarter, we drew $3.0 billion on our revolving credit facilities. We have approximately $39 million undrawn as of June 30, 2020. The amounts drawn are spread across several lines within the debt summary table above.

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

(in millions)	June 30, 2020	December 31, 2019
Net carrying amount	$23,493	$10,106
Fair value	$22,900	$10,400

Covenants

Our credit facilities contain affirmative, negative and financial covenants that, among other things, may restrict our ability to place liens on collateral, sell or otherwise dispose of assets if we are not in compliance with a collateral coverage ratio, and pay dividends or repurchase stock. These covenants also require us to maintain $2.0 billion of minimum liquidity (defined as cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities).

We were in compliance with the covenants in our financing agreements at June 30, 2020.

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2020	2019	2020	2019
Three Months Ended June 30,
Service cost	$—	$—	$24	$21
Interest cost	175	208	28	34
Expected return on plan assets	(343)	(296)	(11)	(12)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	74	72	10	9
Settlements	3	2	—	—
Net periodic (benefit) cost	$(91)	$(14)	$49	$50

Six Months Ended June 30,
Service cost	$—	$—	$48	$42
Interest cost	351	417	56	68
Expected return on plan assets	(687)	(593)	(22)	(24)
Amortization of prior service credit	—	—	(4)	(5)
Recognized net actuarial loss	149	145	21	20
Settlements	3	2	—	—
Net periodic (benefit) cost	$(184)	$(29)	$99	$101

Service cost is recorded in salaries and related costs in our income statement while all other components are recorded within miscellaneous, net under non-operating expense.

We have no minimum funding requirements for our defined benefit pension plans. Due to the impact of the COVID-19 pandemic on our liquidity, we no longer plan to make any voluntary contributions during 2020.

During the June 2020 quarter, we announced voluntary early retirement and separation programs. These primarily apply to eligible U.S. merit, ground and flight attendant and pilot employees. The enrollment period for these programs will close in July 2020. Employees electing to participate in the retirement programs will be eligible for separation payments, continued healthcare benefits and certain participants will receive enhanced retiree healthcare benefits. As the election windows will close in the September 2020 quarter, we did not record any charges for these programs in the June 2020 quarter.

We currently estimate we will record a $2.7 billion to $3.3 billion charge associated with these programs during the September 2020 quarter. We anticipate that approximately $500 million to $600 million of this charge will result in cash payments to participants in the September 2020 quarter. Certain of the programs remain open and these represent our best estimates based on the employees who have signed up to date.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

We have committed to the future aircraft purchases reflected below. However, we are working with the OEMs to optimize the timing of our future aircraft deliveries. Our future aircraft purchase commitments totaled approximately $14.2 billion at June 30, 2020:

(in millions)	Total
Six months ending December 31, 2020	$2,350
2021	4,290
2022	3,070
2023	1,860
2024	980
Thereafter	1,690
Total	$14,240

Our future aircraft purchase commitments included the following aircraft at June 30, 2020:

Aircraft Type	Purchase Commitments
A220-100	14
A220-300	50
A321-200	27
A321-200neo	100
A330-900neo(1)	32
A350-900	22
CRJ-900	4
Total	249
(1)Includes two A330-900neo lease commitments with one in each of 2020 and 2021.

LATAM A350 Commitments

We have assumed ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the table above. We had previously agreed to acquire four A350 aircraft from LATAM, but have terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. See Note 5, "Investments," for further information on our strategic alliance with LATAM.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of June 30, 2020 or December 31, 2019.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefit Liabilities(2)	Other(3)	Total
Balance at January 1, 2020 (net of tax effect of $1,549)	$(8,095)	$106	$(7,989)
Changes in value (net of tax effect of $4)	(6)	8	2
Reclassifications into earnings (net of tax effect of $123)(1)	133	(83)	50
Balance at June 30, 2020 (net of tax effect of $1,431)	$(7,968)	$31	$(7,937)

Balance at January 1, 2019 (net of tax effect of $1,492)	$(7,925)	$100	$(7,825)
Changes in value (net of tax effect of $2)	6	1	7
Reclassifications into earnings (net of tax effect of $38)(1)	124	—	124
Balance at June 30, 2019 (net of tax effect of $1,452)	$(7,795)	$101	$(7,694)

(1)Amounts reclassified from AOCI for pension and other benefit liabilities and for derivative contracts designated as foreign currency cash flow hedges are recorded in miscellaneous, net in non-operating expense and in passenger revenue, respectively, in our income statement.
(2)Includes $755 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(3)In June 2020, all remaining foreign currency hedges expired, and we recognized an $83 million tax benefit which was released from AOCI.

NOTE 11. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2020 was $65 million and $895 million, respectively, compared to $1.1 billion and $1.8 billion, respectively for the three and six months ended June 30, 2019.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2020
Operating revenue:	$1,176	$513			$1,468
Sales to airline segment			$(3)	(1)
Exchanged products			(65)	(2)
Sales of refined products			(153)	(3)
Operating loss	(4,701)	(114)	—		(4,815)
Interest expense (income), net	196	(2)	—		194
Depreciation and amortization	591	25	(25)	(4)	591
Restructuring charges	2,454	—	—		2,454
Total assets, end of period	70,707	1,554	—		72,261
Capital expenditures	281	1	—		282

Three Months Ended June 30, 2019
Operating revenue:	$12,496	$1,501			$12,536
Sales to airline segment			$(307)	(1)
Exchanged products			(1,078)	(2)
Sales of refined products			(76)	(3)
Operating income	2,091	37	—		2,128
Interest expense (income), net	84	(9)	—		75
Depreciation and amortization	713	25	(25)	(4)	713
Total assets, end of period	60,685	1,833	—		62,518
Capital expenditures	1,552	8	—		1,560
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

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2020
Operating revenue:	$9,768	$1,697			$10,060
Sales to airline segment			$(214)	(1)
Exchanged products			(895)	(2)
Sales of refined products			(296)	(3)
Operating loss	(5,140)	(85)	—		(5,225)
Interest expense (income), net	277	(4)	—		273
Depreciation and amortization	1,268	49	(49)	(4)	1,268
Restructuring charges	2,454	—	—		2,454
Capital expenditures	1,206	12	—		1,218

Six Months Ended June 30, 2019
Operating revenue:	$22,920	$2,785			$23,008
Sales to airline segment			$(578)	(1)
Exchanged products			(1,811)	(2)
Sales of refined products			(308)	(3)
Operating income	3,145	3	—		3,148
Interest expense (income), net	177	(19)	—		158
Depreciation and amortization	1,328	48	(48)	(4)	1,328
Capital expenditures	2,902	18	—		2,920

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net (loss)/income	$(5,717)	$1,443	$(6,251)	$2,173

Basic weighted average shares outstanding	635	650	636	658
Dilutive effect of share-based awards	—	2	—	2
Diluted weighted average shares outstanding	635	652	636	660

Basic (loss)/earnings per share	$(9.01)	$2.22	$(9.83)	$3.30
Diluted (loss)/earnings per share	$(9.01)	$2.21	$(9.83)	$3.29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January, the spread of the virus and the resulting global pandemic next affected the majority of our international network and ultimately has significantly affected our domestic network. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at a rapid pace and has remained depressed, which has had an unprecedented and materially adverse impact on our revenues and financial position. Although demand improved through the quarter, it remains significantly below the prior year. The exact timing and pace of the recovery are uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. Additionally, some states have instituted travel restrictions or advisories for travelers from other states. Our forecasted expense and liquidity management initiatives may be modified as the demand environment evolves.

In response to these developments, beginning in March and continuing throughout the June 2020 quarter, we have implemented enhanced measures focusing on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations.

Taking Care of our Customers and Employees. The safety of our customers and employees is our primary focus. As the COVID-19 pandemic has progressed, we have taken numerous steps to help promote the safety of our customers and employees on the ground and in the air in keeping with current health-expert recommendations, including:
•Adopting new cleaning procedures on all flights, including disinfectant electrostatic spraying on aircraft and sanitizing high-touch areas like tray tables, entertainment screens, armrests and seat-back pockets before each flight.
•Taking steps to help employees and customers practice social distancing and promote safety, including:
◦Creating a Global Cleanliness Division to ensure a consistently safe and sanitized experience across our facilities and aircraft.
◦Requiring all customers and customer-facing employees to wear masks.
◦Blocking middle seats and capping load factor at 60% throughout our aircraft through at least September 30, 2020.
◦Modifying our boarding and deplaning processes, while providing food and beverage service that is designed to reduce physical touch points.
◦Installing plexiglass shields at all Delta check-in counters, Delta Sky Clubs and gate counters across the U.S. as well as adding social distance markers in the check-in lobby, Delta Sky Clubs, at the gate and throughout the jetbridge.
◦Implementing significant workforce social distancing and protection measures, including reconfiguring call center spaces to promote social distancing, increasing cleaning and disinfecting of our facilities and having virtually all employees who can telecommute do so.
•Giving customers flexibility to plan, re-book and travel including extending expiration on travel credits through September 2022. Additionally, we are extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Offering pay protection to employees who have been diagnosed with COVID-19, who must quarantine due to exposure to COVID-19 or who have self-identified as being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to telecommute (through July 31 for high-risk individuals).

•Beginning in June 2020, onsite COVID-19 testing became available for employees in select Delta hubs. Testing began in our Atlanta and Minneapolis hubs and is expanding through the September 2020 quarter, with the expectation that all employees will be tested.

Capacity Reductions. Beginning in the second half of March, we experienced a precipitous decrease in demand as COVID-19 spread throughout the world. We significantly reduced our system capacity to a level that maintained essential services to align capacity with expected demand. For the June 2020 quarter, system capacity was reduced 85% compared to the June 2019 quarter, with international capacity reduced by 94% and domestic flying reduced by 80%. For the September 2020 quarter, system capacity is expected to be down approximately 60% compared to the September 2019 quarter, with international capacity to be reduced approximately 80% and domestic capacity to be reduced approximately 50%. As a result of reduced demand expectations and lower capacity in the September 2020 quarter and beyond, we have parked approximately 50% of our fleet, including the permanent retirement of certain aircraft, as discussed further below.

Expense Management. In response to the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including:
•Reducing capacity as described above to align with expected demand, which has resulted in parking approximately 600 aircraft as of June 30, 2020. In the June 2020 quarter we retired our MD-90 fleet, seven 767-300ER aircraft and 10 A320 aircraft and will retire our 777 and 737-700 fleets by October 2020. These retirement decisions follow the March 2020 quarter decision to accelerate the retirement of our MD-88 fleet from December 2020 to June 2020.
•Consolidating our footprint at our airport facilities, including temporarily closing most Delta Sky Clubs.
•Reducing employee-related costs, including:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 45,000 of our employees have taken or have volunteered to take voluntary leaves.
◦Offering employees early retirement and voluntary separation programs, with most departures scheduled for August 1, 2020. The enrollment period for these programs will close in July 2020. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.
▪Pilots are also eligible for an early retirement program, however, separation dates will be based on training and staffing requirements.
◦Salary reductions of 50% for our officers and, with respect to our director level employees through the June 2020 quarter, 25%. Beginning in the September 2020 quarter, a 25% reduction in work hours has been implemented for our director level employees, consistent with the 25% reduction in work hours for all other management and most front-line employee work groups.
◦Instituting a company-wide hiring freeze.
•Delaying non-essential maintenance projects and eliminating nearly all other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities balance ("liquidity") as of June 30, 2020 was $15.7 billion as a result of the following actions to increase liquidity and strength our financial position during the six months ended June 30, 2020:
•Reducing planned capital expenditures by approximately $3.5 billion for the year, including working with original equipment manufacturers ("OEM") to optimize the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and replacement of ground equipment.
•Receiving $4.9 billion as part of the CARES Act payroll support program as described below.
•Obtaining financing through the following actions:
◦Drawing $3.0 billion from our previously undrawn revolving credit facilities. We have extended the maturity for $1.3 billion of these borrowings from April 2021 to April 2022 and also secured $2.7 billion of these borrowings with our Pacific route authorities and certain related assets.
◦Entering into a $3.0 billion 364-day secured term loan facility.
◦Entering into $2.8 billion of sale-leaseback transactions.
◦Issuing $3.5 billion of senior secured notes and entering into a $1.5 billion term loan, both of which are secured by certain slots, gates and routes.
◦Issuing $1.3 billion of unsecured notes.
◦Completing $1.4 billion in transactions secured by aircraft, including EETC issuances and aircraft loans.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases and dividends.
•Postponing $500 million of planned voluntary pension funding.

We continue to evaluate leveraging our unencumbered assets to pursue future financing opportunities and our possible participation in the CARES Act loan program, discussed below.

In response to the impact that the demand environment has had on our financial condition, our credit rating has been downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3.

Our primary credit facilities have various financial and other covenants that require us to maintain a minimum liquidity ratio and a minimum collateral coverage ratio. The minimum liquidity ratio replaced the fixed charge coverage ratio previously in the facilities as part of the amendments we completed in June 2020. We expect to remain in compliance with these and other covenants in our debt agreements.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive $5.4 billion in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we agreed to issue to the U.S. Department of the Treasury warrants to acquire over 6.5 million shares of Delta common stock. These warrants have an exercise price of $24.39 per share and a five-year term.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan which will be amortized as interest expense in our income statement over the term of the loan. The proceeds of the grant are recorded in cash and cash equivalents when received and will be recognized as contra-expense in CARES Act grant recognition in our income statement over the periods that the funds are intended to compensate, which is expected to be through the end of 2020.

In the June 2020 quarter, we received $4.9 billion under the CARES Act payroll support program, which consists of $3.5 billion in a grant and $1.4 billion in an unsecured loan. The remaining amount will be received in July 2020. As of June 30, 2020, we recognized $1.3 billion of the grant as contra-expense with the remaining $2.2 billion recorded as a deferred contra-expense in other accrued liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We are eligible and have entered into a non-binding letter of intent to the U.S. Department of the Treasury for $4.6 billion under the loan program. We have not decided if we will participate, and we have until September 30, 2020 to decide whether to participate in this program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

June 2020 Quarter Financial Overview

Our pre-tax loss for the June 2020 quarter was $7.0 billion, representing an $8.9 billion decrease compared to the corresponding prior year quarter primarily resulting from an 88% decrease in revenue on the reduction in demand from the impact of the pandemic. Pre-tax loss, adjusted (a non-GAAP financial measure) was $3.9 billion, a decrease of $5.9 billion compared to the corresponding prior year period. Adjustments for the June 2020 quarter were primarily related to restructuring charges, CARES Act grant recognition and impairments and equity method losses.

Revenue. Compared to the June 2019 quarter, our operating revenue decreased $11.1 billion, or 88%, due to reduced demand resulting from the COVID-19 pandemic.

Operating Expense. Total operating expense decreased $4.1 billion, or 40%, compared to the prior year quarter, primarily resulting from lower volume-related expenses, including fuel. This decrease was achieved despite $2.5 billion in restructuring charges which were partially offset by a $1.3 billion contra-expense from the payroll support program grant. Total adjusted operating expense for the June quarter decreased $5.5 billion, or 53%, compared to the June 2019 quarter.

Non-Operating Results. Total non-operating expense was $2.2 billion in the June 2020 quarter, $2.0 billion higher than the June 2019 quarter, primarily due to impairments and our proportionate share of our equity method investment losses related to our investments in LATAM, Grupo Aeroméxico and Virgin Atlantic.

Cash Flow. Losses during the quarter due to the COVID-19 pandemic resulted in operating activities using $290 million. During the quarter, we incurred $4.1 billion of investing cash outflows, primarily related to the purchase of short-term investments, ending the quarter with $4.3 billion of short-term investments in addition to $11.4 billion of cash and cash equivalents. These results generated $21 million of negative free cash flow (a non-GAAP financial measure) compared to $1.8 billion of free cash flow in the June 2019 quarter. Despite this negative free cash flow, we ended the June 2020 quarter with $15.7 billion of liquidity due to proceeds from loans, debt issuances and sale-leaseback transactions, relief payments under the CARES Act payroll support program and other liquidity initiatives.

The above non-GAAP financial measures for pre-tax loss, adjusted, operating expenses, adjusted, and free cash flow are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended June 30, 2020 and 2019

Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2020		2019
Ticket - Main cabin	$378		$5,938		$(5,560)		(94)%
Ticket - Business cabin and premium products	190		4,031		(3,841)		(95)%
Loyalty travel awards	45		751		(706)		(94)%
Travel-related services	65		648		(583)		(90)%
Total passenger revenue	$678		$11,368		$(10,690)		(94)%
Cargo	108		186		(78)		(42)%
Other	682		982		(300)		(31)%
Total operating revenue	$1,468		$12,536		$(11,068)		(88)%

TRASM (cents)	13.85	¢	17.47	¢	(3.62)	¢	(21)%
Third-party refinery sales(2)	(2.76)		(0.06)		(2.70)		NM
Delta Private Jets adjustment(2)	—		(0.07)		0.07		NM
TRASM, adjusted	11.10	¢	17.35	¢	(6.25)	¢	(36)%
(1)This reconciliation may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the June 2019 quarter, our operating revenue decreased $11.1 billion, or 88%, due to reduced demand resulting from the COVID-19 pandemic. The decrease in operating revenue generated a 21% decrease in TRASM and a 36% decrease in TRASM, adjusted compared to the June 2019 quarter. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain. We expect these trends in revenue to continue until the global pandemic has moderated and demand for air travel returns.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2019
(in millions)	Three Months Ended June 30, 2020	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$564	(93)%	(92)%	(80)%	(9)%	(65)%	(55)	pts
Atlantic	64	(97)%	(98)%	(95)%	49%	(37)%	(50)	pts
Latin America	18	(98)%	(98)%	(97)%	49%	(30)%	(47)	pts
Pacific	32	(95)%	(96)%	(90)%	29%	(50)%	(52)	pts
Total	$678	(94)%	(94)%	(85)%	4%	(60)%	(54)	pts

Passenger revenue decreased $10.7 billion, or 94%, compared to the June 2019 quarter. Passenger revenue per available seat mile ("PRASM") decreased 60%, and passenger mile yield increased 4% on 85% lower capacity. Load factor decreased 54 points from the prior year to 34%.

Domestic

Passenger unit revenue related to our domestic region for the June 2020 quarter decreased 65% with capacity down 80% compared to the prior year period. We are planning for incremental improvement to the demand environment to continue in the September 2020 quarter and beyond, though still significantly lower than the prior year period. Specifically, we are planning for our domestic capacity to be approximately 50% lower in the September 2020 quarter than the September 2019 quarter.

International

Passenger revenue related to our international regions decreased 97% year-over-year. The reductions in revenue and capacity discussed below were a result of reduced demand and government travel directives limiting or suspending air travel due to the spread of COVID-19. We expect this significantly lower demand environment to continue in the September 2020 quarter, and beyond, with improvement expected to lag behind the domestic recovery once government travel restrictions begin to lift and customer demand starts to return.

Atlantic. Unit revenue decreased 37% on a capacity reduction of 95% in the June 2020 quarter compared to the prior year period. We are planning for our capacity in the September 2020 quarter to be approximately 80% lower than the September 2019 quarter.

Latin America. Unit revenue decreased 30% on a capacity reduction of 97% in the June 2020 quarter compared to the prior year period. We are planning for our capacity in the September 2020 quarter to be approximately 80% lower than the September 2019 quarter. In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. We continue to believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our strategic alliance with LATAM and the impact of its recent bankruptcy filing.

Pacific. Unit revenue decreased 50% on a capacity reduction of 90% in the June 2020 quarter compared to the prior year period. We are planning for our capacity in the September 2020 quarter to be approximately 80% lower than the September 2019 quarter.

In each of these regions, we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly.

Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Loyalty program	$269	$484	$(215)	(44)%
Ancillary businesses and refinery	390	330	60	18%
Miscellaneous	23	168	(145)	(86)%
Total other revenue	$682	$982	$(300)	(31)%

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which has experienced a decline in demand, although less severe than air travel, during the quarter.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $252 million compared to the June 2019 quarter. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. The increase in refinery sales was partially offset by a $105 million decline in revenue from aircraft maintenance services we provide to third parties, which decreased due to the reduction in flights operated worldwide. In addition, the June 2019 quarter results included $49 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the June 2019 quarter due to the impact of, and our response to, the COVID-19 pandemic.

Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Salaries and related costs	$2,086	$2,752	$(666)	(24)%
Aircraft fuel and related taxes	372	2,291	(1,919)	(84)%
Regional carriers expense, excluding fuel	497	905	(408)	(45)%
Depreciation and amortization	591	713	(122)	(17)%
Contracted services	344	657	(313)	(48)%
Landing fees and other rents	350	442	(92)	(21)%
Ancillary businesses and refinery	401	316	85	27%
Aircraft maintenance materials and outside repairs	43	434	(391)	(90)%
Passenger commissions and other selling expenses	45	538	(493)	(92)%
Passenger service	88	322	(234)	(73)%
Aircraft rent	96	107	(11)	(10)%
Restructuring charges	2,454	—	2,454	NM
CARES Act grant recognition	(1,280)	—	(1,280)	NM
Profit sharing	—	518	(518)	(100)%
Other	196	413	(217)	(53)%
Total operating expense	$6,283	$10,408	$(4,125)	(40)%
Salaries and Related Costs. The decrease in salaries and related costs is primarily due to actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a hiring freeze, reduced salaries by 50% and 25% for our officer and director level employees, respectively, and reduced work hours by 25% for all other management and most front-line employee work groups. Beginning in the September 2020 quarter, the 25% work-hour reduction will apply to our director level employees in place of the 25% salary reduction. These aforementioned reductions will continue through the September 2020 quarter. Additionally, approximately 45,000 of our employees have taken or will be taking a voluntary unpaid leave of absence for periods ranging from 30 days up to 12 months. Also, during the June 2020 quarter, we announced voluntary separation programs primarily for eligible U.S. employees. As a result, we expect salaries and related costs to decline in future periods versus the comparable prior year period.

Aircraft Fuel and Related Taxes. Fuel expense decreased $1.9 billion compared to the prior year quarter primarily due to an 85% decrease in consumption and an approximately 30% decrease in the market price per gallon of jet fuel. We expect consumption in future periods to decline versus the comparable prior year period, in line with the expected capacity reductions discussed above.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data) (1)	2020	2019		2020	2019
Fuel purchase cost(2)	$244	$2,318	$(2,075)	$1.47	$2.11	$(0.64)
Fuel hedge impact	14	10	5	0.09	—	0.09
Refinery segment impact	114	(37)	151	0.69	(0.03)	0.72
Total fuel expense	$372	$2,291	$(1,920)	$2.25	$2.08	$0.17
MTM adjustments and settlements(3)	(14)	(10)	(5)	(0.09)	(0.01)	(0.08)
Delta Private Jets adjustment(4)	—	(8)	8	—	(0.01)	0.01
Total fuel expense, adjusted	$357	$2,274	$(1,916)	$2.16	$2.07	$0.09

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

Regional Carriers Expense, Excluding Fuel. The decrease in regional carriers expense is due to the decreased capacity and utilization of these carriers. We expect regional carriers expense to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Depreciation and Amortization. The decrease in depreciation and amortization is primarily due to aircraft that have been retired and thus no longer incur depreciation. Retirement of the MD-88 and MD-90 fleets, as well as 10 A320 and seven 767-300ER aircraft, was completed in the June 2020 quarter. The 777 and 737-700 fleets are expected to be retired by October 2020. Impairments related to the retirements of these fleets are reflected in restructuring charges, discussed below. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about these fleet retirements. We expect depreciation and amortization expense to decline in future periods versus the comparable prior year period due to these retirements.

Contracted Services. The decrease in contracted services is due to reduced utilization of services resulting from the decreased capacity. We expect contracted services expense to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Landing Fees and Other Rents. A portion of our landing fees and other rents are variable in nature and are dependent on factors such as the number of departures. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the June 2020 quarter. We expect landing fees and other rents to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. These refinery cost of sales increased $252 million compared to the June 2019 quarter. Due to the decrease in demand for jet fuel, the refinery has shifted production to more non-jet fuel products, which is expected to increase the sales to third parties during the second half of 2020 compared to the prior year period. The increase in refinery costs was partially offset by lower expenses related to aircraft maintenance services we provide to third parties compared to the June 2019 quarter due to the reduction in flights operated worldwide. In addition, costs related to services performed by Delta Private Jets in the June 2019 quarter were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Aircraft Maintenance Materials and Outside Repairs. The reduction in aircraft maintenance materials and outside repairs is a result of the reduction in capacity and the large number of aircraft we parked in the June 2020 quarter, as well as the initiative to delay non-essential maintenance projects.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect passenger commissions and other selling expenses to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Passenger Service. The decrease in passenger service expenses is due to the decrease in the number of flights and passengers in the June 2020 quarter, which resulted in fewer passenger service expenses such as meals and catering. We expect passenger service expenses to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Restructuring Charges. Restructuring charges are composed of various expenses that resulted from the unprecedented impact on our business from the COVID-19 pandemic, including fleet impairment charges and reserves recognized on receivables. In the June 2020 quarter we recorded impairment charges of $1.4 billion related to the 777 fleet, $330 million related to the MD-90 fleet, $220 million related to the 737-700 fleet, $180 million related to the seven retired 767-300ER aircraft and $60 million related to the 10 retired A320 aircraft. In the June 2020 quarter we recorded $98 million of reserves against outstanding receivables from Virgin Atlantic, Virgin Australia, LATAM, Grupo Aeroméxico and others reflecting our expected recoveries given their restructuring efforts or recent bankruptcy filings.

CARES Act Grant Recognition. In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive $5.4 billion in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. The relief payments include a grant of $3.8 billion, of which we received $3.5 billion in the June 2020 quarter, that is being recognized as a contra-expense over the periods that the funds are intended to compensate. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The decrease in profit sharing is due to the current expectations for a pre-tax loss in 2020 compared to expectations for pre-tax income in the June 2019 quarter.

Other. The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the June 2020 quarter. We expect other expense to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Results of Operations - Six Months Ended June 30, 2020 and 2019

Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2020		2019
Ticket - Main cabin	$4,173		$10,659		$(6,486)		(61)%
Ticket - Business cabin and premium products	2,905		7,298		(4,393)		(60)%
Loyalty travel awards	588		1,442		(854)		(59)%
Travel-related services	581		1,223		(642)		(52)%
Total passenger revenue	$8,247		$20,622		$(12,375)		(60)%
Cargo	261		378		(117)		(31)%
Other	1,552		2,008		(456)		(23)%
Total operating revenue	$10,060		$23,008		$(12,948)		(56)%

TRASM (cents)	14.48	¢	17.15	¢	(2.67)	¢	(16)%
Third-party refinery sales(2)	(0.42)		(0.07)		(0.35)		NM
Delta Private Jets adjustment(2)	—		(0.07)		0.07		NM
TRASM, adjusted	14.06	¢	17.01	¢	(2.95)	¢	(17)%
(1)The reconciliation above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the six months ended June 30, 2019, our operating revenue decreased $12.9 billion, or 56%, due to reduced demand resulting from the COVID-19 pandemic beginning in the second half of March 2020. The decrease in operating revenue generated a 16% decrease in TRASM and a 17% decrease in TRASM, adjusted compared to the six months ended June 30, 2019.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain. We expect these trends in revenue to continue until the global pandemic has moderated and demand for air travel returns.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2020
(in millions)	Six Months Ended June 30, 2020	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$6,165	(58)%	(57)%	(43)%	(4)%	(28)%	(21)	pts
Atlantic	882	(70)%	(69)%	(62)%	(4)%	(20)%	(14)	pts
Latin America	783	(52)%	(52)%	(47)%	1%	(9)%	(8)	pts
Pacific	417	(66)%	(67)%	(60)%	3%	(15)%	(15)	pts
Total	$8,247	(60)%	(59)%	(48)%	(2)%	(23)%	(18)	pts

Passenger revenue decreased $12.4 billion, or 60%, compared to the six months ended June 30, 2019. PRASM decreased 23% and passenger mile yield decreased 2% on 48% lower capacity. Load factor decreased 18 points from the prior year period to 67%.

Domestic
Prior to the initial effects of the COVID-19 pandemic in March 2020, domestic results were strong with revenue nearly 10% higher than the prior year period. However, due to the decrease in customer demand beginning in March, passenger unit revenue related to our domestic region decreased 28% with capacity down 43% compared to the prior year period. We are planning for incremental improvement to the demand environment to continue in the September 2020 quarter and beyond, though still significantly lower than the prior year period.

International
Passenger revenue related to our international regions decreased 64% year-over-year. The reductions in revenue and capacity discussed below were a result of reduced demand and government travel directives limiting or suspending air travel due to the spread of COVID-19. We expect this significantly lower demand environment to continue in the September 2020 quarter, and beyond, with improvement expected to lag behind the domestic recovery once government travel restrictions begin to be lifted and customer demand starts to return.

Atlantic. Unit revenue decreased 20% on a capacity reduction of 62% in the six months ended June 30, 2020 compared to the prior year period.
Latin America. Unit revenue decreased 9% on a capacity reduction of 47% in the six months ended June 30, 2020 compared to the prior year period.
Pacific. Unit revenue decreased 15% on a capacity reduction of 60% in the six months ended June 30, 2020 compared to the prior year period. Also, as previously announced, in March 2020 we transferred our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers.

In each of these regions we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly.

Prior to the COVID-19 pandemic, we completed two transactions to further strengthen our international partnerships. In the Atlantic region, effective January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. This enhanced joint venture is designed to strengthen collaboration between the three airlines and is expected to provide customers with increased access to destinations across North America, the U.K. and Europe. In the Latin America region, in January 2020, we completed the tender offer to acquire 20% of the shares of LATAM as part of our plan to enter into a strategic alliance. Additionally, in the March 2020 quarter, we started codesharing for certain flights operated by LATAM. In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. We continue to believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our strategic alliance with LATAM and the impact of its recent bankruptcy filing.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Loyalty program	$743	$958	$(215)	(22)%
Ancillary businesses and refinery	613	699	(86)	(12)%
Miscellaneous	196	351	(155)	(44)%
Total other revenue	$1,552	$2,008	$(456)	(23)%

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which has experienced a decline in demand, although less severe than air travel.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $203 million compared to the six months ended June 30, 2019. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. The increase in refinery sales was partially offset by a $150 million decline in revenue from aircraft maintenance services we provide to third parties, which decreased due to the reduction in flights operated worldwide. In addition, the six months ended June 30, 2019 results also included $100 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the six months ended June 30, 2019 due to the impact of, and our response to, the COVID-19 pandemic.

Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Salaries and related costs	$4,858	$5,391	$(533)	(10)%
Aircraft fuel and related taxes	1,967	4,269	(2,302)	(54)%
Regional carriers expense, excluding fuel	1,399	1,798	(399)	(22)%
Depreciation and amortization	1,268	1,328	(60)	(5)%
Contracted services	1,019	1,288	(269)	(21)%
Landing fees and other rents	817	861	(44)	(5)%
Ancillary businesses and refinery	620	667	(47)	(7)%
Aircraft maintenance materials and outside repairs	512	910	(398)	(44)%
Passenger commissions and other selling expenses	403	965	(562)	(58)%
Passenger service	345	593	(248)	(42)%
Aircraft rent	196	209	(13)	(6)%
Restructuring charges	2,454	—	2,454	NM
CARES Act grant recognition	(1,280)	—	(1,280)	NM
Profit sharing	—	739	(739)	(100)%
Other	707	842	(135)	(16)%
Total operating expense	$15,285	$19,860	$(4,575)	(23)%
Salaries and Related Costs. The decrease in salaries and related costs is primarily due to actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020, we instituted a hiring freeze, reduced salaries by 50% and 25% for our officer and director level employees, respectively, and reduced work hours by 25% for all other management and most front-line employee work groups. Beginning in the September 2020 quarter, the 25% work-hour reduction will apply to our director level employees in place of the 25% salary reduction. These aforementioned reductions will continue through the September 2020 quarter. Additionally, approximately 45,000 of our employees have taken or will be taking a voluntary unpaid leave of absence for periods ranging from 30 days up to 12 months. Also, during the June 2020 quarter, we announced voluntary separation programs primarily for eligible U.S. employees. As a result, we expect salaries and related costs to decline in future periods versus the comparable prior year period.

Aircraft Fuel and Related Taxes. Fuel expense decreased $2.3 billion compared to the prior year due to a 49% decrease in consumption and an approximately 13% decrease in the market price per gallon of jet fuel. We expect consumption to decline in future periods versus the comparable prior year period, in line with the expected capacity reductions discussed above.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Six Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per gallon data) (1)	2020	2019		2020	2019
Fuel purchase cost(2)	$1,875	$4,255	$(2,380)	$1.79	$2.06	$(0.27)
Fuel hedge impact	7	17	(10)	0.01	0.01	—
Refinery segment impact	85	(3)	88	0.08	—	0.08
Total fuel expense	$1,967	$4,269	$(2,302)	$1.88	$2.07	$(0.19)
MTM adjustments and settlements(3)	(7)	(17)	10	(0.01)	(0.01)	—
Delta Private Jets adjustment(4)	—	(15)	15	—	(0.01)	0.01
Total fuel expense, adjusted	$1,959	$4,237	$(2,278)	$1.87	$2.06	$(0.19)

(1)This reconciliation may not calculate exactly due to rounding.
(2)Market price for jet fuel at airport locations, including related taxes and transportation costs.
(3)MTM adjustments and settlements include the effects of the derivative transactions disclosed in Note 6 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.
(4)Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

Regional Carriers Expense, Excluding Fuel. The decrease in regional carriers expense is due to the decreased capacity and utilization of these carriers. We expect regional carriers expense to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Depreciation and Amortization. The decrease in depreciation and amortization is primarily due to aircraft that have been retired and thus no longer incur depreciation. Retirement of the MD-88 and MD-90 fleets, as well as 10 A320 and seven 767-300ER aircraft, was completed in the June 2020 quarter. The 777 and 737-700 fleets are expected to be retired by October 2020. Impairments related to the retirements of these fleets are reflected in restructuring charges, discussed below. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about these fleet retirements.

Contracted Services. The decrease in contracted services is due to reduced utilization of services resulting from the decreased capacity discussed above. We expect contracted services expense to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. The decrease in these expenses primarily related to a reduction in aircraft maintenance services we provide to third parties compared to the six months ended June 30, 2019 due to the reduction in flights operated worldwide. In addition, costs related to services performed by Delta Private Jets in the six months ended June 30, 2019 were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020. These decreases were partially offset by the cost of refinery sales to third parties, which are at or near cost. These refinery cost of sales increased $203 million compared to the six months ended June 30, 2019. Due to the decrease in demand for jet fuel, the refinery has shifted production to more non-jet fuel products, which is expected to increase the sales to third parties during the second half of 2020 compared to the prior year period.

Aircraft Maintenance Materials and Outside Repairs. The reduction in aircraft maintenance materials and outside repairs is a result of the reduction in capacity and large number of aircraft we parked since the beginning of the year, as well as the initiative to delay non-essential maintenance projects.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect passenger commissions and other selling expenses to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Passenger Service. The decrease in passenger service expenses is due to the decrease in the number of flights and passengers during the six months ended June 30, 2020, which resulted in fewer passenger service expenses such as meals and catering. We expect passenger service expenses to decline in future periods versus the comparable prior year period due to the capacity reductions discussed above.

Restructuring Charges. Restructuring charges are composed of various expenses that resulted from the unprecedented impact on our business from the COVID-19 pandemic, including fleet impairment charges and reserves recognized on receivables. In the June 2020 quarter we recorded impairment charges of $1.4 billion related to the 777 fleet, $330 million related to the MD-90 fleet, $220 million related to the 737-700 fleet, $180 million related to the seven retired 767-300ER aircraft and $60 million related to the 10 retired A320 aircraft. In the June 2020 quarter we recorded $98 million of reserves against outstanding receivables from Virgin Atlantic, Virgin Australia, LATAM, Grupo Aeroméxico and others reflecting our expected recoveries given their restructuring efforts or recent bankruptcy filings.

CARES Act Grant Recognition. In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive $5.4 billion in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. The relief payments include a grant $3.8 billion, of which we received $3.5 billion in the June 2020 quarter, that is being recognized as a contra-expense over the periods that the funds are intended to compensate. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The decrease in profit sharing is due to the current expectations for a pre-tax loss in 2020 compared to expectations for pre-tax income during the six months ended June 30, 2019.

Other. The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the six months ended June 30, 2020.

Non-Operating Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Favorable (Unfavorable)	2020	2019	Favorable (Unfavorable)
Interest expense, net	$(194)	$(75)	$(119)	$(273)	$(158)	$(115)
Impairments and equity method losses	(2,058)	(17)	(2,041)	(2,318)	(71)	(2,247)
Gain/(loss) on investments, net	8	(82)	90	(104)	18	(122)
Miscellaneous, net	45	(47)	92	299	(84)	383
Total non-operating expense, net	$(2,199)	$(221)	$(1,978)	$(2,396)	$(295)	$(2,101)

Interest expense. Interest expense increased compared to the prior year periods as a result of the financing arrangements entered into during the six months ended June 30, 2020. See Note 2 and Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information on recent financings. As our debt balance has increased, we expect interest expense to increase during the remainder of 2020 and the first half of 2021 compared to the prior year periods.

Impairments and equity method losses. Impairments and equity method losses reflects our share of LATAM and Grupo Aeroméxico's equity method results prior to their respective bankruptcy filings, our share of Virgin Atlantic's equity method results and the impairments reducing the basis of these investments to zero during the June 2020 quarter. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Gain/(loss) on investments, net. Gain/(loss) on investments, net reflects the gains and losses on our equity investments measured at fair value on a recurring basis.

Miscellaneous. Miscellaneous, net includes pension and related expense and foreign exchange gains/losses. Foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period. The increase in the six months ended June 30, 2020 compared to the prior year period is primarily due to the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020.

Income Taxes

We project that our annual effective tax rate for 2020 will be between 15% and 18%. In certain interim periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

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

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. During 2020, the refinery expects to operate at 60% – 90% of normal production levels, largely due to the significant decrease in the demand for jet fuel. Additionally, due to the decrease in demand for jet fuel, we have shifted our production to produce more non-jet fuel products. Those non-jet fuel products will continue to be exchanged for jet fuel to the extent that we can balance refinery sales with jet fuel demand.

The refinery recorded operating revenue of $513 million and $1.7 billion in the three and six months ended June 30, 2020, compared to $1.5 billion and $2.8 billion in the three and six months ended June 30, 2019. As a result of the refinery's shift to producing more non-jet fuel products, operating revenue in the three months ended June 30, 2020 was primarily composed of $153 million of non-jet fuel product sales and $292 million of refinery sales to third parties. Operating revenue during the six months ended June 30, 2020 was primarily composed of $895 million of non-jet fuel products exchanged with third parties to procure jet fuel, $214 million of sales of jet fuel to the airline segment, and $296 million of non-jet fuel product sales. Refinery revenues decreased compared to the prior year periods due to lower refinery run rates during the quarter, as well as lower pricing for refined products.

The refinery recorded operating losses of $114 million and $85 million in the three and six months ended June 30, 2020, compared to operating income of $37 million and $3 million in the three and six months ended June 30, 2019.

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

For more information regarding the refinery's results, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)		Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2020		2019				2020		2019
Revenue passenger miles (in millions)	3,621		63,173		(94)%		46,684		114,790		(59)%
Available seat miles (in millions)	10,596		71,754		(85)%		69,481		134,169		(48)%
Passenger mile yield	18.73	¢	18.00	¢	4%		17.67	¢	17.96	¢	(2)%
PRASM	6.40	¢	15.84	¢	(60)%		11.87	¢	15.37	¢	(23)%
TRASM	13.85	¢	17.47	¢	(21)%		14.48	¢	17.15	¢	(16)%
TRASM, adjusted(2)	11.10	¢	17.35	¢	(36)%		14.06	¢	17.01	¢	(17)%
CASM	59.30	¢	14.51	¢	NM		22.00	¢	14.80	¢	49%
CASM-Ex(2)	41.96	¢	10.47	¢	NM		17.06	¢	10.95	¢	56%
Passenger load factor	34%		88%		(54)	pts	67%		86%		(18)	pts
Fuel gallons consumed (in millions)	165		1,099		(85)%		1,046		2,061		(49)%
Average price per fuel gallon(3)	$2.25		$2.08		8%		$1.88		$2.07		(9)%
Average price per fuel gallon, adjusted(3)(4)	$2.16		$2.07		4%		$1.87		$2.06		(9)%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.
(4)Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and six months ended June 30, 2020 and 2019.

Fleet Information

To align capacity with customer demand as a result of the COVID-19 pandemic we are working with OEMs to optimize the timing of our future aircraft deliveries and have removed from active service approximately 600 mainline and regional aircraft. As of June 30, 2020, we had temporarily parked approximately 500 aircraft and permanently parked approximately 100 aircraft.

During the March 2020 quarter, we recorded a $22 million impairment charge related to accelerating the planned retirement of the MD-88 fleet from December 2020 to June 2020. During the June 2020 quarter, we recorded impairment charges of $1.4 billion related to retiring the 777 fleet by October 2020, $330 million related to retiring the MD-90 fleet, $220 million related to retiring the 737-700 fleet by October 2020, $180 million related to retiring seven 767-300ER aircraft and $60 million related to retiring 10 A320 aircraft. These MD-90s, 767-300ERs and A320s were retired in June 2020. Each of the retirement decisions resulted in a reduction in forecasted cash flows which led to the impairment charges. As we obtain greater clarity around the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to permanently retire additional aircraft. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on our fleet retirements.

Prior to the onset of the pandemic and our decision to work with OEMs to optimize the timing of our future aircraft deliveries, we took delivery of eight mainline aircraft and two CRJ-900 aircraft in the March 2020 quarter.

Our operating aircraft fleet, commitments and options at June 30, 2020 are summarized in the following table:

	Active Fleet(1)			Temporarily Parked Fleet(1)					Commitments
Aircraft Type	Owned	Finance Lease	Operating Lease	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	10	10	27	3	22	19	91	18.8
B-737-700	8	—	—	—	—	—	8	11.4
B-737-800	46	3	—	27	1	—	77	18.8
B-737-900ER	37	—	30	44	—	19	130	3.8
B-757-200	26	4	—	66	4	—	100	22.9
B-757-300	11	—	—	5	—	—	16	17.4
B-767-300ER	14	—	—	35	—	—	49	24.7
B-767-400ER	9	—	—	12	—	—	21	19.5
B-777-200ER	6	—	—	—	—	—	6	20.5
B-777-200LR	6	—	—	—	—	—	6	11.4
A220-100	27	4	—	—	—	—	31	1.1	14
A220-300	—	—	—	—	—	—	—	—	50	50
A319-100	39	—	—	16	—	2	57	18.4
A320-200	6	—	2	42	—	2	52	24.2
A321-200	34	14	18	21	—	13	100	2.1	27
A321-200neo	—	—	—	—	—	—	—	—	100	100
A330-200	3	—	—	8	—	—	11	15.3
A330-300	13	—	—	15	—	3	31	11.5
A330-900neo	2	1	1	1	—	—	5	0.8	32
A350-900	13	—	—	—	—	—	13	2.3	22
Total	310	36	78	295	27	58	804	14.0	245	150

(1)Excludes certain aircraft we own, lease or have committed to purchase (including four CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.

We have assumed ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the table above. We had previously agreed to acquire four A350 aircraft from LATAM, but have terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. For more information regarding our planned strategic alliance with LATAM, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

The table below summarizes the aircraft operated by regional carriers on our behalf at June 30, 2020. Of this fleet, we have temporarily parked approximately 110 aircraft as of June 30, 2020. The majority of these temporarily parked aircraft are part of our Endeavor fleet but also include aircraft operated by SkyWest and Republic.

In April 2020, Compass and GoJet ceased operations on our behalf. Our contracts with each of these carriers were previously scheduled to terminate by the end of 2020. Aircraft previously operated by Compass and GoJet are now being operated by our other regional carriers and are reflected in the table below.

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	61	18	120	—	—	199
SkyWest Airlines, Inc.	36	6	43	—	65	150
Republic Airline, Inc.	—	—	—	22	46	68
Total	97	24	163	22	111	417

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position, which include the following during the six months ended June 30, 2020:

•Reducing planned capital expenditures by approximately $3.5 billion for the year, including working with original equipment manufacturers ("OEM") to optimize the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and replacement of ground equipment.
•Receiving $4.9 billion as part of the CARES Act payroll support program as described below.
•Obtaining financing through the following actions:
◦Drawing $3.0 billion from our previously undrawn revolving credit facilities. We have extended the maturity for $1.3 billion of these borrowings from April 2021 to April 2022 and also secured $2.7 billion of these borrowings with our Pacific route authorities and certain related assets. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.
◦Entering into a $3.0 billion 364-day secured term loan facility.
◦Entering into $2.8 billion of sale-leaseback transactions. See Note 2 of the Notes to the Condensed Consolidated Financial Statements.
◦Issuing $3.5 billion of senior secured notes and entering into a $1.5 billion term loan, both of which are secured by certain slots, gates and routes.
◦Issuing $1.3 billion of unsecured notes.
◦Completing $1.4 billion in transactions secured by aircraft, including EETC issuances and aircraft loans.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases and dividends.
•Postponing $500 million of planned voluntary pension funding.

We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, financing arrangements, government assistance under the CARES Act, restricted cash equivalents and cash flows from operations. As of June 30, 2020, we had $15.7 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities. We have additional unencumbered assets available for potential financing arrangements, if needed. During the six months ended June 30, 2020 and prior to the materialization of the pandemic impact, we used existing cash and cash received from financings to fund capital expenditures of $1.2 billion and return $604 million to shareholders. Beginning in the second half of March 2020, capital expenditures have been limited to only those critical to our operation. In addition, share repurchases and dividends have been suspended indefinitely.

Sources and Uses of Liquidity
Operating Activities

Operating activities in the six months ended June 30, 2020 provided $68 million compared to providing $5.2 billion in the six months ended June 30, 2019. Due to the impact of COVID-19 on our ticket sales, we expect to experience negative cash flows from operations through the remainder of 2020 and possibly beyond.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received. We also began experiencing significant ticket cancellations in the second half of March, which has led to issuance of refunds to customers, while the remainder of cancellations have been rebooked on future flights or received credits in lieu of cash refunds. The total value of refunds, excluding taxes and related fees, issued to customers during the three and six months ended June 30, 2020 was approximately $1.3 billion and $2.1 billion. The outlook for the remainder of the year is unclear, but we are currently planning for modest demand recovery beginning in the September 2020 quarter.

Fuel. Fuel expense represented approximately 13% of our total operating expense for the six months ended June 30, 2020. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to decline compared to prior year periods consistent with the capacity reductions we have made in response to the pandemic.

Pension Contributions. We have no minimum funding requirements in 2020. As part of our liquidity initiatives, we are delaying $500 million of voluntary pension funding that we were previously planning for 2020. We had no minimum funding requirements in 2019. However, during 2019, we voluntarily contributed $1.0 billion to these plans.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the six months ended June 30, 2020, we did not accrue profit sharing expense based on the year-to-date performance and current expectations for a pre-tax loss in 2020 due to the pandemic.

We paid $1.6 billion in profit sharing in February 2020 related to our 2019 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

CARES Act. See Financing Activities below for discussion of the impact to our liquidity from the CARES Act payroll support program.

Investing Activities

Short-Term Investments. Using a portion of the proceeds we obtained through our financing transactions discussed below, in the six months ended June 30, 2020 we acquired a net of $4.3 billion in short-term investments. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $1.2 billion and $2.9 billion for the six months ended June 30, 2020 and 2019, respectively. Our capital expenditures during the six months ended June 30, 2020 were primarily related to the purchases of aircraft, fleet modifications and technology enhancements prior to the onset of the COVID-19 pandemic.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of certain aircraft; however we are working with the OEMs to optimize the timing of our future aircraft deliveries. In order to preserve liquidity throughout the COVID-19 pandemic, we are deferring substantially all of our previously planned 2020 capital expenditures. Excluding the airport projects discussed below, we do not expect to incur material capital expenditures for the remainder of 2020. Planned investments for the remainder of the year are limited to those critical to our operation.

In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, which was subsequently increased to 15% in February 2020. We are continuing to evaluate the impact of this announcement on our future Airbus deliveries.

Equity Investments. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share, through a tender offer. In addition, to support the establishment of the strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, $200 million of which was disbursed in 2019. The remaining $150 million will be disbursed in equal quarterly payments through 2021, beginning in the September 2020 quarter.

As part of our planned strategic alliance with LATAM, we have also assumed 10 of LATAM's A350 purchase commitments with Airbus for deliveries through 2025. We had also previously agreed to acquire four A350 aircraft from LATAM, but have terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. We continue to believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

We sold our GOL ownership stake in 2019 and have ended our commercial agreements with GOL to facilitate the formation of our strategic alliance with LATAM. Additionally, GOL has a $300 million five-year term loan facility with third parties maturing in August 2020, which we have guaranteed. Based on market value at June 30, 2020, approximately 60% of our guaranty is secured by GOL's ownership interest in Smiles, GOL's publicly traded loyalty program. Because GOL remains in compliance with the terms of its loan facility, we have not recorded a liability for the full value of the term loan on our balance sheet as of June 30, 2020. However, as the COVID-19 pandemic continues to impact the global economy, there is an increased risk related to GOL's ability to repay this term loan, which may require our performance under this guaranty. Therefore, we recorded an immaterial reserve in other accrued liabilities on our balance sheet and restructuring charges in our income statement related to the decline in value of our security interest in GOL's Smiles shares compared to our guaranty of GOL's term loan.

In the March 2020 quarter, we acquired through open market transactions, an additional 5% of the outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air, for $158 million. This acquisition brought our total ownership interest in Hanjin-KAL to slightly less than 15%.

Los Angeles International Airport ("LAX") Construction. We executed a modified lease agreement during 2016 with the City of Los Angeles ("the City"), which owns and operates LAX, and announced plans to modernize, upgrade and connect Terminals 2 and 3 at LAX. Under the lease agreement, we have relocated certain airlines and other tenants from Terminals 2 and 3 to Terminals 5 and 6 and undertaken various initial projects to enable operations from Terminals 2 and 3 during the project. We are now designing and constructing the redevelopment of Terminal 3 and enhancement of Terminal 2, which also includes rebuilding the ticketing and arrival halls and security checkpoint, construction of core infrastructure to support the City's planned airport people mover, ramp improvements and construction of a secure connector to the north side of the Tom Bradley International Terminal. Construction is expected to be completed by 2023.

Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.6 billion to purchase completed project assets. The lease allows for a maximum reimbursement by the City of $1.8 billion. Costs we incur in excess of such a maximum will not be reimbursed by the City.

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2019, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Given reduced passenger volumes resulting from the COVID-19 pandemic, we intend to accelerate the construction schedule for this project. Using cash on hand and/or the credit facility, we expect to spend approximately $350 million, an increase from the previous estimate of $200 million, on this project during 2020, of which $99 million was incurred in the six months ended June 30, 2020.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (“Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 30% more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

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

We currently expect our project cost to be approximately $3.5 billion, net of the $481 million Port Authority contribution, and we bear the risks of project construction, including any potential cost over-runs. Using primarily funding provided by existing financing arrangements, we expect to spend approximately $700 million on this project during 2020, of which $224 million was incurred in the six months ended June 30, 2020.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2020, we completed the following debt issuances and transactions:

•Drawing $3.0 billion from our previously undrawn revolving credit facilities. We have extended the maturity for $1.3 billion of these borrowings from April 2021 to April 2022 and also secured $2.7 billion of these borrowings with our Pacific route authorities and certain related assets.
•Entering into a $3.0 billion 364-day secured term loan facility.
•Entering into $2.8 billion of sale-leaseback transactions.
•Issuing $3.5 billion of senior secured notes and entering into a $1.5 billion term loan, both of which are secured by certain slots, gates and routes.
•Issuing $1.3 billion of unsecured notes.
•Completing $1.4 billion in transactions secured by aircraft, including EETC issuances and aircraft loans. See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

The principal amount of our debt and finance leases was $24.7 billion at June 30, 2020. We continue to evaluate leveraging our unencumbered assets to pursue future financing opportunities and we are evaluating participation in the CARES Act loan program, discussed below.

In response to the impact that the demand environment has had on our financial condition, our credit rating has been downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3.

CARES Act. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive $5.4 billion in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $3.8 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we agreed to issue to the U.S. Department of the Treasury warrants to acquire over 6.5 million shares of Delta common stock. These warrants have an exercise price of $24.39 per share and a five-year term.

In the June 2020 quarter, we received $4.9 billion under the CARES Act payroll support program, which consists of $3.5 billion in a grant and $1.4 billion in an unsecured loan. The remaining amount will be received in July 2020. As of June 30, 2020, we recognized $1.3 billion of the grant as contra-expense with the remaining $2.2 billion recorded as a deferred contra-expense in other accrued liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. We are eligible and have entered into a non-binding letter of intent to the U.S. Department of the Treasury for $4.6 billion under the loan program. We have not decided if we will participate, and we have until September 30, 2020 to decide whether to participate in this program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

For additional information regarding these financing arrangements, see Note 2 and Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Capital Return to Shareholders. In early March 2020, we suspended both our share repurchase program and future dividends due to the impact of the pandemic. Prior to suspending these activities, in the March 2020 quarter, we repurchased and retired 6 million shares of our common stock at a cost of $344 million. Both share repurchases and dividends are restricted through the September 2021 quarter under the terms of the CARES Act payroll support program and certain of our other financing arrangements.

Undrawn Lines of Credit

Subsequent to the draws on our revolving lines of credit described above, we have approximately $39 million undrawn as of June 30, 2020.

Covenants

We were in compliance with the covenants in our financing agreements at June 30, 2020.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements for discussion about the valuation of goodwill, indefinite-lived intangible assets and long-lived assets.

Recent Accounting Standards
Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU, an entity is required to utilize an "expected credit loss model" on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted this standard effective January 1, 2020 and due to the COVID-19 pandemic, we recorded reserves on certain receivables, which are discussed further in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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

Pre-tax (loss)/income, adjusted

The following table shows a reconciliation of pre-tax (loss)/income (a GAAP measure) to pre-tax (loss)/income, adjusted (a non-GAAP financial measure). In the current period, pre-tax (loss)/income, adjusted excludes the following items directly related to the impact of COVID-19 and our response:

•Restructuring charges. We recognized $2.5 billion of restructuring charges following strategic business decisions in response to the COVID-19 pandemic. These charges are primarily related to impairments from the decisions to retire the 777, MD-90 and 737-700 fleets and certain of our 767-300ER and A320 aircraft.

•CARES Act grant recognition. We recognized $1.3 billion of the grant proceeds from the CARES Act payroll support program as a contra-expense. We are recognizing the grant proceeds as contra-expense based on the periods that the funds are intended to compensate, and we expect to use all proceeds from the payroll support program by the end of 2020.

•Impairments and equity method losses. We recognized $2.1 billion of charges related to write-downs of our investments in LATAM and Grupo Aeroméxico following their financial losses and separate Chapter 11 bankruptcy filings, and the write-down of our investment in Virgin Atlantic based on our share of its historical and projected losses.

We also adjust pre-tax (loss)/income for the following items to determine pre-tax (loss)/income, adjusted for the reasons described below.

•MTM adjustments and settlements on hedges. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the applicable period.

•Equity investment MTM adjustments. We recorded our proportionate share of loss from our equity investments in Virgin Atlantic, Grupo Aeroméxico and LATAM in non-operating expense. (As a result of Grupo Aeroméxico's and LATAM’s bankruptcy filings, we no longer have significant influence over Grupo Aeroméxico or LATAM and have discontinued accounting for these investments under the equity method in the June 2020 quarter.) We adjust for our equity method investees' hedge portfolio MTM adjustments to allow investors to understand and analyze our core operational performance in the periods shown.

•MTM adjustments on investments. Unrealized gains/losses on our equity investments in China Eastern, Air France-KLM and Hanjin-KAL, the largest shareholder of Korean Air, which are accounted for at fair value in non-operating expense, are driven by changes in stock prices and foreign currency. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

	Three Months Ended June 30,
(in millions)	2020	2019
Pre-tax (loss)/income	$(7,014)	$1,907
Less: Restructuring charges	2,454	—
Less: CARES Act grant recognition	(1,280)	—
Less: Impairments and equity method losses	2,058	—
Adjusted for:
MTM adjustments and settlements on hedges	14	10
Equity investment MTM adjustments	(87)	(2)
MTM adjustments on investments	(9)	82
Delta Private Jets adjustment	—	1
Pre-tax (loss)/income, adjusted	$(3,864)	$1,998

Operating Expense, adjusted

The following table shows a reconciliation of operating expense (a GAAP measure) to operating expense, adjusted (a non-GAAP financial measure). In the current period, operating expense, adjusted excludes the following items directly related to the impact of COVID-19 and our response: restructuring charges and CARES Act grant recognition, as discussed above under the heading pre-tax (loss)/income, adjusted. We also adjust operating expense for MTM adjustments and settlements, third-party refinery sales and Delta Private Jets sale adjustment for the same reasons described above under the headings pre-tax (loss)/income, adjusted to determine operating expense, adjusted.

	Three Months Ended
(in millions)	June 30, 2020	June 30, 2019
Operating expense	$6,283	$10,408
Less: Restructuring charges	(2,454)	—
Less: CARES Act grant recognition	1,280	—
Adjusted for:
MTM adjustments and settlements	(14)	(10)
Third-party refinery sales	(292)	(40)
Delta Private Jets adjustment	—	(50)
Operating expense, adjusted	$4,803	$10,308

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
TRASM	13.85	¢	17.47	¢	14.48	¢	17.15	¢
Adjusted for:
Third-party refinery sales	(2.76)		(0.06)		(0.42)		(0.07)
Delta Private Jets adjustment	—		(0.07)		—		(0.07)
TRASM, adjusted	11.10	¢	17.35	¢	14.06	¢	17.01	¢

CASM-Ex

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). In the current period, CASM-Ex excludes the following items directly related to the impact of COVID-19 and our response: including restructuring charges and CARES Act grant recognition, as discussed above under the heading pre-tax (loss)/income. We also adjust CASM for the following items to determine CASM-Ex for the reasons described below.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
CASM	59.30	¢	14.51	¢	22.00	¢	14.80	¢
Less: Restructuring charges	(23.15)		—		(3.53)		—
Less: CARES Act grant recognition	12.08		—		1.84		—
Adjusted for:
Aircraft fuel and related taxes	(3.51)		(3.19)		(2.83)		(3.18)
Third-party refinery sales	(13.83)		(0.06)		(0.42)		(0.07)
Profit sharing	—		(0.72)		—		(0.55)
Delta Private Jets adjustment	—		(0.06)		—		(0.06)
CASM-Ex	41.96	¢	10.47	¢	17.06	¢	10.95	¢

Free Cash Flow

We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

•Net purchases of short-term investments. Net purchases of short-term investments represent the net purchase and sale activity of investments and marketable securities in the period, including gains and losses. We adjust for this activity to provide investors a better understanding of the company's free cash flow generated by our operations.

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

	Three Months Ended June 30,
(in millions)	2020	2019
Net cash (used in)/provided by operating activities	$(290)	$3,268
Net cash used in investing activities	(4,076)	(1,562)
Adjusted for:
Net purchases of short-term investments	4,302	—
Strategic investments	—	89
Net cash flows related to certain airport construction projects and other	43	54
Total free cash flow	$(21)	$1,849

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K, other than related to interest rates, as discussed below.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our debt obligations. Market risk associated with our fixed and variable rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At June 30, 2020, we had $15.0 billion of fixed-rate debt and $8.6 billion of variable-rate debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $650 million at June 30, 2020 and would have increased the annual interest expense on our variable-rate debt by $59 million.

The U.K. Financial Conduct Authority announced in July 2017 that it intends to no longer compel banks to submit rates for the calculation of the London interbank offered rate ("LIBOR") after 2021. To mitigate the possible impact, various regulators have proposed alternative reference rates. The effect of any discontinuation or replacement of LIBOR cannot be predicted at this time, but we believe our risk would be limited to variable rate debt and variable rate finance leases which utilize this rate. At June 30, 2020 we had approximately $5.4 billion of variable rate debt and variable rate finance leases maturing after 2021 that include provisions to update the applicable reference rate which are not expected to be materially different from LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2020 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

"Item 3. Legal Proceedings" of our Form 10-K includes a discussion of our legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

The rapid spread of the COVID-19 virus and measures implemented to combat it have had, and will continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.

The rapid spread of COVID-19, as well as the measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are continuing to have, a material adverse effect on the demand for worldwide air travel, and consequently upon our business. Among other effects of the COVID-19 pandemic affecting air travel and our business:

•In the United States, which is our primary market, the federal government has encouraged social distancing efforts and limits on gathering size, placed significant restrictions on travel between the United States and specific countries, issued a mandate for U.S. citizens to avoid all international travel and issued domestic travel restrictions and advisories;
•Many foreign governments have placed restrictions on citizens of other countries, including citizens of the U.S., flying into their countries;
•State and local governments have issued travel restrictions and advisories and health-related curfews or “shelter in place” orders which dissuade or restrict air travel;
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
•Many popular tourist destinations have been, and remain to be, closed, or operations are being curtailed, reducing the demand for leisure air travel;
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

These effects related to the COVID-19 pandemic are negatively impacting air travel in general, which in turn are materially adversely affecting our revenues and results of operations. Although certain of the restrictions above have begun, and may continue, to ease in some places, the ongoing pandemic, including large outbreaks of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. Moreover, additional currently unknown restrictions or other events dissuading air travel may occur in the future as a result of the pandemic (including possibly in the near term), lengthening the negative effects of the COVID-19 pandemic on our business.

Our operations could be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 curfews or “shelter in place” health orders or similar restrictions. Measures restricting the ability of our airport or inflight employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business.

In response to the crisis, we are taking certain steps to mitigate the effects on our business, which themselves may have negative consequences with respect to our business and operations. For example, we have significantly reduced our flight capacity and have capped load factors on all flights that we are operating. However, the cost savings achievable with temporary capacity reductions cannot be achieved immediately and will not completely eliminate the costs related to unused capacity.

Furthermore, we have waived air travel booking change fees to a broad extent and extended the ability to rebook that travel for up to two years in order to encourage travelers to book air travel (or not cancel already booked travel) despite the inherent uncertainty caused by the COVID-19 pandemic. Despite these efforts, we have experienced significant ticket cancellations. Cancellations, the waiver of change fees and other refunds have negatively affected our revenues and liquidity, and we expect such negative effects to continue.

Other cost-saving measures that we have implemented, such as deferral of nonessential maintenance, capital expenditure reductions, voluntary early retirement and opt-out programs, hiring freezes, facility closures, deferral of pension funding and compensation reductions for officers and work-hour reductions for other employees, or may consider in the future, are unlikely to entirely make-up for the loss in cash as result of decreased ticket sales and cancellations and could also negatively affect our service to customers, revenues and results of operations. The pandemic is also having a material adverse effect on third parties whose services we utilize, including other carriers with which we have commercial relationships, including international carriers and regional carriers in the Delta Connection program, and providers of ground services at some airports, which may also negatively affect our service to customers.

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

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.

All of the foregoing have had, and are continuing to have, a material adverse effect on our business, results of operations and financial condition.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Form 10-Q, in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in other filings we may make from time to time with the SEC.

We have a significant amount of fixed obligations and have incurred significant new debt in a short period in response to the COVID-19 pandemic. Insufficient liquidity may have a material adverse effect on our financial condition and business.

We have a significant amount of existing fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In response to the effects that the COVID-19 pandemic is having on our business, we have incurred and may continue to seek significant amounts of additional liquidity through the issuance of debt securities or through bilateral and syndicated secured and/or unsecured credit facilities and through the entry into sale-leaseback transactions. In addition, we have substantial noncancelable commitments for capital expenditures.

We had approximately $15.7 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities as of June 30, 2020; however, our future liquidity could be negatively affected by the risk factors discussed in this Form 10-Q, in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in other filings we may make from time to time with the SEC. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain financial covenants in our financing and credit card processing agreements or with other material provisions of our contractual obligations. In particular, under our credit card processing agreements, counterparties may require that we maintain a reserve equal to a portion of advanced ticket sales that have been processed by that financial institution, but for which we have not yet provided the air transportation.

Agreements governing our debt, including credit agreements, include financial and other covenants. Failure to comply with these covenants could result in events of default.

Our primary credit facilities have various financial and other covenants that require us to maintain a minimum liquidity coverage ratio and a minimum collateral coverage ratio. Some of our debt instruments, including our secured notes, also contain collateral coverage ratios. A decline in the value of our assets supporting these facilities due to factors that are not under our control could affect one or more of the ratios. In addition, these facilities contain other negative covenants customary for such financings. While these covenants are subject to important exceptions and qualifications, if we fail to comply with them and are unable to obtain a waiver or amendment, refinance the indebtedness subject to these covenants or take other mitigating actions, an event of default would result. These arrangements also contain other events of default customary for such financings.

If an event of default were to occur, the lenders and noteholders could, among other things, declare outstanding amounts due and payable and where applicable, repossess collateral, which may include aircraft or other valuable assets. In addition, an event of default or declaration of acceleration under one facility or indenture could result in an event of default under other of our financing agreements. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under our financing arrangements.

Our significant investments in airlines in other parts of the world and the commercial relationships that we have with those carriers may not produce the returns or results we expect.

An important part of our strategy to expand our global network has been to make significant investments in airlines in other parts of the world and expand our commercial relationships with these carriers, including through contractual joint venture arrangements. We expect to continue exploring ways to expand and deepen our alliance relationships with other carriers as part of our global business strategy. These investments and relationships involve significant challenges and risks, including that we may not realize a satisfactory return on our investment or that they may not generate the expected financial results. We are dependent on these other carriers for significant aspects of our network in the regions in which they operate. While we work closely with these carriers, we do not have control over their operations or business methods, and to the extent their actions have a significant adverse effect on our operations, our results of operations could be materially adversely affected. Additionally, if the operations of any of these carriers are impacted over an extended period, those operational impacts could adversely affect the services we provide to our customers, and our results of operations could be materially adversely affected.

The COVID-19 pandemic has significantly impacted the operations of our airline partners. These carriers have incurred significant financial losses as a result of the pandemic, and some have been or may be forced to seek protection under applicable bankruptcy laws. For example, in the quarter ended June 30, 2020, LATAM Airlines and Grupo Aeroméxico filed voluntary proceedings to reorganize under Chapter 11 of the U.S. bankruptcy code and Virgin Australia entered voluntary administration in Australia seeking to recapitalize its business. The effects of the COVID-19 pandemic, along with these actions, have adversely impacted our equity investments in these carriers, and similar actions by other foreign airline partners could adversely impact our equity investments in those carriers, potentially leading to reduced influence over, and impairments or other write-downs of assets associated with, these investments. If any carriers seeking to restructure are unable to do so successfully, our business and results of operations could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2020 quarter. In March 2020, we suspended our share repurchase program due to the impact of the COVID-19 pandemic and are restricted from conducting share repurchases through the September 2021 quarter under the CARES Act and certain of our other financing arrangements. Therefore, there were no shares repurchased in the June 2020 quarter pursuant to our $5 billion share repurchase program.

The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
April 2020	20,280	$27.53	20,280	$730
May 2020	19,987	$22.36	19,987	$730
June 2020	7,293	$28.86	7,293	$730
Total	47,560		47,560

As previously disclosed, in connection with funding that we have received under the CARES Act, we have issued warrants to acquire more than 5.9 million shares of Delta common stock since April 2020 to the U.S. Department of Treasury under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We expect to issue a warrant to acquire approximately 0.6 million additional shares of Delta common stock to the U.S. Department of Treasury under the same exemption in July 2020. For additional information regarding the warrants, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS
(a) Exhibits
Notes to Exhibits:

Any representations and warranties of a party set forth in any agreement (including all exhibits and schedules thereto) filed with this Quarterly Report on Form 10-Q have been made solely for the benefit of the other party to the agreement. Some of those representations and warranties were made only as of the date of the agreement or such other date as specified in the agreement, may be subject to a contractual standard of materiality different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. Such agreements are included with this filing only to provide investors with information regarding the terms of the agreements, and not to provide investors with any other factual or disclosure information regarding the registrant or its business.

Delta is not filing any instruments evidencing any indebtedness where the total amount of securities authorized under any single such instrument does not exceed 10% of the total assets of Delta and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1  Payroll Support Program Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury
10.2  Warrant Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury
10.3  Term Loan Credit Agreement, dated as of April 30, 2020, among Delta Air Lines, Inc., the lenders party thereto, Barclays Bank PLC, as administrative agent, U.S. Bank National Association, as collateral trustee, and Barclays Bank PLC and JPMorgan Chase Bank, N.A. as joint lead arrangers and bookrunners (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020)
10.4(a)  Amendment No. 1 to 364-Day Term Loan Credit Agreement, dated as of April 3, 2020, among Delta Air Lines, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10.4(b)  Amendment No. 2 to the 364-Day Term Loan Credit Agreement, dated as of June 29, 2020, among Delta Air Lines, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10.5  Amendment No. 1 to Credit Agreement, dated as of June 29, 2020, among Delta Air Lines, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
10.6  Terms of 2020 Restricted Stock Awards for Non-Employee Directors
15  Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1  Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
31.2  Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
32  Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020
101.INS  Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE  Inline XBRL Taxonomy Extension Presentation Linkbase Document
104  The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Finance and Controller
(Principal Accounting Officer)
July 14, 2020