Form 10-Q
period 2020-09-30
DELTA AIR LINES, INC.
filed 2020-10-14
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2020:
Common Stock, $0.0001 par value - 637,734,301 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2020, the related condensed consolidated statements of operations and comprehensive (loss) income, and stockholders' equity for the three-month and nine-month periods ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 13, 2020

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$16,477	$2,882
Short-term investments	5,048	—
Accounts receivable, net of an allowance for uncollectible accounts of $123 and $13 at September 30, 2020 and December 31, 2019, respectively	1,503	2,854
Fuel inventory	353	730
Expendable parts and supplies inventories, net of an allowance for obsolescence of $208 and $82 at September 30, 2020 and December 31, 2019, respectively	393	521
Prepaid expenses and other	1,256	1,262
Total current assets	25,030	8,249
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $18,280 and $17,027 at September 30, 2020 and December 31, 2019, respectively	26,602	31,310
Operating lease right-of-use assets	5,881	5,627
Goodwill	9,753	9,781
Identifiable intangibles, net of accumulated amortization of $880 and $873 at September 30, 2020 and December 31, 2019, respectively	6,014	5,163
Cash restricted for airport construction	1,680	636
Equity investments	1,562	2,568
Deferred income taxes, net	1,305	120
Other noncurrent assets	1,249	1,078
Total noncurrent assets	54,046	56,283
Total assets	$79,076	$64,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$5,045	$2,287
Current maturities of operating leases	714	801
Air traffic liability	4,379	5,116
Accounts payable	2,403	3,266
Accrued salaries and related benefits	1,904	3,701
Loyalty program deferred revenue	1,284	3,219
Fuel card obligation	1,100	736
Other accrued liabilities	2,896	1,078
Total current liabilities	19,725	20,204
Noncurrent Liabilities:
Debt and finance leases	29,825	8,873
Noncurrent air traffic liability	239	—
Pension, postretirement and related benefits	9,272	8,452
Loyalty program deferred revenue	5,805	3,509
Noncurrent operating leases	5,856	5,294
Deferred income taxes, net	—	1,456
Other noncurrent liabilities	4,997	1,386
Total noncurrent liabilities	55,994	28,970
Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 647,370,857 and 651,731,443 shares issued at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,241	11,129
Retained earnings	327	12,454
Accumulated other comprehensive loss	(7,939)	(7,989)
Treasury stock, at cost, 9,636,556 and 8,959,730 shares at September 30, 2020 and December 31, 2019, respectively	(272)	(236)
Total stockholders' equity	3,357	15,358
Total liabilities and stockholders' equity	$79,076	$64,532
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Operating Revenue:
Passenger	$1,938	$11,410	$10,185	$32,032
Cargo	142	189	403	567
Other	982	961	2,534	2,969
Total operating revenue	3,062	12,560	13,122	35,568

Operating Expense:
Salaries and related costs	1,956	2,884	6,814	8,275
Aircraft fuel and related taxes	486	2,239	2,453	6,508
Regional carriers expense, excluding fuel	488	900	1,888	2,698
Depreciation and amortization	545	631	1,813	1,960
Contracted services	379	685	1,398	1,974
Landing fees and other rents	378	460	1,195	1,321
Ancillary businesses and refinery	561	279	1,181	945
Aircraft maintenance materials and outside repairs	106	424	618	1,334
Passenger commissions and other selling expenses	94	539	498	1,505
Passenger service	88	345	433	938
Aircraft rent	99	110	295	318
Restructuring charges	5,345	—	7,798	—
CARES Act grant recognition	(1,315)	—	(2,595)	—
Profit sharing	—	517	—	1,256
Other	238	476	944	1,317
Total operating expense	9,448	10,489	24,733	30,349

Operating (Loss)/Income	(6,386)	2,071	(11,611)	5,219

Non-Operating Expense:
Interest expense, net	(291)	(70)	(564)	(228)
Impairments and equity method (losses)/gains	(114)	27	(2,432)	(44)
Gain/(loss) on investments, net	(95)	(35)	(199)	(17)
Miscellaneous, net	27	(46)	327	(130)
Total non-operating expense, net	(473)	(124)	(2,868)	(419)

(Loss)/Income Before Income Taxes	(6,859)	1,947	(14,479)	4,800

Income Tax Benefit/(Provision)	1,480	(452)	2,849	(1,131)

Net (Loss)/Income	$(5,379)	$1,495	$(11,630)	$3,669

Basic (Loss)/Earnings Per Share	$(8.47)	$2.32	$(18.30)	$5.61
Diluted (Loss)/Earnings Per Share	$(8.47)	$2.31	$(18.30)	$5.59
Cash Dividends Declared Per Share	$—	$0.40	$0.40	$1.10

Comprehensive (Loss)/Income	$(5,381)	$1,545	$(11,580)	$3,849

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Net Cash (Used In)/Provided by Operating Activities	$(2,507)	$7,455

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(594)	(2,774)
Ground property and equipment, including technology	(757)	(1,090)
Proceeds from sale-leaseback transactions	465	—
Purchase of short-term investments	(8,700)	—
Redemption of short-term investments	3,654	206
Acquisition of strategic investments	(2,099)	(170)
Loans to others	(235)	—
Other, net	76	45
Net cash used in investing activities	(8,190)	(3,783)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	3,261	1,750
Proceeds from long-term obligations	22,481	500
Proceeds from sale-leaseback transactions	2,306	—
Payments on debt and finance lease obligations	(2,318)	(2,805)
Repurchase of common stock	(344)	(1,802)
Cash dividends	(260)	(721)
Fuel card obligation	364	(636)
Other, net	(177)	(8)
Net cash provided by/(used in) financing activities	25,313	(3,722)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	14,616	(50)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,730	2,748
Cash, cash equivalents and restricted cash equivalents at end of period	$18,346	$2,698

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$1,062	$459
Flight and ground equipment acquired under finance leases	347	619
Operating leases converted to finance leases	—	189

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2020	2019
Current assets:
Cash and cash equivalents	$16,477	$1,899
Restricted cash included in prepaid expenses and other	189	46
Noncurrent assets:
Cash restricted for airport construction	1,680	753
Total cash, cash equivalents and restricted cash equivalents	$18,346	$2,698

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358
Net loss	—	—	—	(534)	—	—	—	(534)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive income	—	—	—	—	91	—	—	91
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $56.48(1) per share)	1	—	29	—	—	1	(34)	(5)
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Balance at March 31, 2020	647	$—	$11,054	$11,423	$(7,898)	10	$(270)	$14,309
Net loss	—	—	—	(5,717)	—	—	—	(5,717)
Other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $25.56(1) per share)	—	—	38	—	—	—	(1)	37
CARES Act warrant issuance	—	—	100	—	—	—	—	100
Balance at June 30, 2020	647	$—	$11,192	$5,706	$(7,937)	10	$(271)	$8,690
Net loss	—	—	—	(5,379)	—	—	—	(5,379)
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Shares of common stock issued and compensation expense associated with equity awards (Treasury shares withheld for payment of taxes, $28.29(1) per share)	—	—	35	—	—	—	(1)	34
CARES Act warrant issuance	—	—	14	—	—	—	—	14
Balance at September 30, 2020	647	$—	$11,241	$327	$(7,939)	10	$(272)	$3,357

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

Due to severe impacts from the global COVID-19 (coronavirus) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of operating results for the entire year.

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

Income Taxes. In 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries. We adopted the new standard effective January 1, 2020 during the September 2020 quarter with no material impact on our condensed consolidated financial statements.

NOTE 2. IMPACT OF THE COVID-19 PANDEMIC

The unprecedented and widespread impact of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January, the spread of the virus and the resulting global pandemic next affected the majority of our international network and ultimately has significantly affected our domestic network. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at a rapid pace in the March 2020 quarter and has remained depressed, which has had an unprecedented and materially adverse impact on our revenues and financial position. Although demand improved compared to the June 2020 quarter, it remains significantly below the prior year. The exact timing and pace of the recovery remain uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. Additionally, some states have instituted travel restrictions, advisories or quarantines for travelers from other states. We expect the demand environment to remain depressed until widespread advances by the medical community are available. Our forecasted expense and liquidity management initiatives may be modified as the demand environment evolves.

In response to these developments, beginning in March and continuing through the September 2020 quarter, we have implemented enhanced measures focusing on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations and to position our business for recovery.

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
◦Capping load factors throughout our aircraft and blocking middle seats through at least January 6, 2021.
◦Modifying our boarding and deplaning processes, while providing food and beverage service that is designed to reduce physical touch points.
◦Installing plexiglass shields at Delta check-in counters, Delta Sky Clubs and gate counters as well as adding social distance markers in the check-in lobby, Delta Sky Clubs, at the gate, throughout the jetbridge and at baggage claim.
◦Implementing significant workforce social distancing and protection measures, including reconfiguring call center spaces to promote social distancing, increasing cleaning and disinfecting of our facilities and encouraging employees to work remotely when possible.
•Giving customers flexibility to plan and re-book travel, including extending expiration on certain tickets and travel credits through December 2022, eliminating change fees for domestic tickets, with the exception of Basic Economy tickets, and waiving change fees for all international and Basic Economy tickets purchased between March 1 and December 31, 2020. Additionally, we are extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Offering pay protection to employees who have tested positive for COVID-19, who must quarantine due to exposure to COVID-19 or who are considered being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to work remotely.
•Offering on-site COVID testing at our hubs and making at-home testing available for our U.S.-based employees. We have also added rapid testing in most U.S. hubs for active flight crews. Over 40,000 employees have been tested and retesting protocols are being developed.

Capacity Reductions. Beginning in the second half of March, we experienced a precipitous decrease in demand as COVID-19 spread throughout the world. While we have increased capacity compared to the lowest levels in April 2020, system capacity remains significantly lower than prior to the pandemic. For the September 2020 quarter, system capacity was reduced approximately 60% compared to the September 2019 quarter, with international capacity reduced by approximately 80% and domestic capacity reduced by approximately 50%. For the December 2020 quarter, system capacity is expected to be down approximately 40-45% compared to the December 2019 quarter. As a result of reduced demand expectations and lower capacity in the December 2020 quarter and beyond, we have parked approximately 40% of our fleet, including the permanent retirement of certain aircraft, as discussed in the valuation of long-lived assets section of this footnote, below.

Expense Management. In response to the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including:
•Reducing capacity as described above to align with expected demand, which has resulted in removing from active service approximately 500 aircraft as of September 30, 2020, including certain fleets or aircraft that we have decided to early retire as described below.
•Consolidating our footprint at our airport facilities, including temporarily closing some Delta Sky Clubs.
•Reducing employee-related costs, including:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 50,000 of our employees have taken or have elected to take voluntary leaves.
◦Offering employees early retirement and voluntary separation programs, with approximately 18,000 employees electing to participate. Most departures occurred during the September 2020 quarter. See Note 8, "Employee Benefit Plans," for additional information.
◦Due to projected levels of flying and staffing levels, notifying our pilots of the potential of furloughs. We continue to actively work with ALPA on alternative courses of action that would allow us to avoid furloughing approximately 1,700 pilots after October 31, 2020.
◦From April 1 through December 31, 2020, salary reductions of 100% for our CEO, 50% for our officers and a 25% reduction in work hours for all other management and most front-line employee work groups.
•Delaying or eliminating nearly all other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities balance ("liquidity") as of September 30, 2020 was $21.6 billion as a result of the following actions to increase liquidity and strengthen our financial position during the nine months ended September 30, 2020:
•Completing financing transactions for approximately $27.0 billion during the nine months ended September 30, 2020. Financings completed during the three months ended September 30, 2020 are listed below.
◦Entering into loan agreements to borrow $1.5 billion from the New York Transportation Development Corporation ("NYTDC") in connection with NYTDC's issuance of Special Facilities Revenue Bonds, Series 2020, to finance, among other things, a portion of the construction costs for the new terminal facilities at LaGuardia Airport.
◦Raising $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program.
•Receiving $5.6 billion as part of the CARES Act payroll support program as described in the CARES Act section below.
•Reducing planned capital expenditures by approximately $3.3 billion for the year, including optimizing the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and ground equipment replacement. See Note 9, "Commitments and Contingencies," for additional information about our aircraft purchase commitments.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases, dividends and voluntary pension funding.

In October 2020, we repaid all outstanding borrowings under our $3.0 billion 2020 secured term loan facility, which was subsequently terminated, and repaid $2.6 billion in outstanding borrowings under our revolving credit facilities. We have additional unencumbered assets available for potential financing arrangements, if needed.

In response to the impact that the demand environment has had on our financial condition, our credit rating was downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3.

Our debt agreements contain various affirmative, negative and financial covenants, including our credit facilities and our SkyMiles financing agreements, each of which contains, among other things, a minimum liquidity covenant. The minimum liquidity covenant replaced the fixed charge coverage ratio previously included in our credit facilities as part of amendments that were completed in the June 2020 quarter. Certain of our debt agreements also include collateral coverage ratios, and our SkyMiles financing agreements include a debt service coverage ratio. We were in compliance with the covenants in these debt agreements as of September 30, 2020.

See Note 7, "Debt," and the sale-leaseback transactions section in this footnote for more information on our financing activities during the nine months ended September 30, 2020.

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

	Carrying Value at		Fair Value Excess at 2019 Testing Date
(in millions)	September 30, 2020	December 31, 2019
Goodwill(1)	$9,753	$9,781	234%
International routes and slots	2,583	2,583	15% to 29%
Airline alliances(2)	1,863	1,005	67% to 576%
Delta tradename	850	850	185%
Domestic slots	622	622	61% to 181%
Total	$15,671	$14,841
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

Despite the significant excess fair value identified in our 2019 impairment assessment, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of September 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, (4) observable market transactions, (5) changes to the regulatory environment and (6) the nature and amount of government support that has been and is expected to be provided in the future.

Based on our interim impairment assessment as of September 30, 2020, we have determined that our goodwill and indefinite-lived intangible assets are not impaired. However, we are unable to predict how long conditions related to the pandemic will persist, when widespread advances by the medical community will be available, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Any measure that requires or encourages potential travelers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the air travel industry in general, and consequently our business. We expect any traveler wariness of airports and commercial aircraft to have a similar effect.

Valuation of Long-Lived Assets

Our flight equipment and other long-lived assets, which are classified as property and equipment, net on our Consolidated Balance Sheet ("balance sheet"), have a recorded value of $26.6 billion at September 30, 2020. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired.

As part of our capacity reductions related to the negative effect on our business from the COVID-19 pandemic, we have removed approximately 500 aircraft from active service as of September 30, 2020, including certain fleets and other aircraft that are being retired early.

The following table shows the details of our 2020 aircraft retirement decisions:

Fleet Type	Number of Aircraft	Estimated Final Retirement During the Quarter Ended	Impairment-Related Charge (in millions)	Quarter Decision was Made
717	91	December 2025	$950	September 2020
767-300ER	49	December 2025	905	September 2020
CRJ-200 (1)	125	December 2023	320	September 2020
777	18	December 2020	1,440	June 2020
MD-90	26	June 2020	330	June 2020
737-700	10	September 2020	220	June 2020
767-300ER	7	June 2020	180	June 2020
A320	10	June 2020	60	June 2020
MD-88	47	June 2020	22	March 2020
Total	383		$4,427

(1)Certain of the CRJ-200 aircraft scheduled to be retired by the December 2023 quarter are operated for us by SkyWest Airlines under a revenue proration agreement.

These impairment and other related charges are recorded in restructuring charges in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income ("income statement"). These charges were calculated using Level 3 fair value inputs based primarily upon recent market transactions, published pricing guides and our assessment of existing market conditions based on industry knowledge. Following the impairment charges, the remaining cumulative net book value of these aircraft is $520 million.

To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet-type level or at the contract level for aircraft operated by third-party regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel and labor costs and other relevant factors. Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near term, we evaluated the remainder of our fleet and determined that only the fleet-types discussed above were impaired, as the future cash flows from operation of the fleet through the respective retirement dates exceeded the carrying value. As we obtain greater clarity about the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to permanently retire additional aircraft.

We assess the valuation of our equity investments when events and circumstances indicate the investments may be impaired. See Note 5, "Investments," for information on the valuation of our equity investments.

CARES Act

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency relief through the CARES Act payroll support program, which totaled $5.6 billion after receiving $701 million in the September 2020 quarter. This includes the final installment paid in July under the original $5.4 billion allocation, plus an incremental installment of $157 million paid in September. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments consisted of $4.0 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we issued to the U.S. Department of the Treasury warrants to acquire more than 6.7 million shares of Delta common stock. These warrants have an exercise price of $24.39 per share and a five-year term.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan which is being amortized as interest expense in our income statement over the term of the loan. The proceeds of the grant were recorded in cash and cash equivalents when received and are being recognized as contra-expense in CARES Act grant recognition in our income statement over the periods that the funds are intended to compensate.

As of September 30, 2020, we had recognized $2.6 billion of the grant as contra-expense with the remaining $1.3 billion recorded as a deferred contra-expense in other accrued liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020. See Note 7, "Debt," for further discussion of the unsecured loans and warrants to acquire Delta shares issued under the CARES Act payroll support program.

The CARES Act also provided for up to $25 billion in secured loans to the airline industry. We were eligible and entered into a non-binding letter of intent in the June 2020 quarter with the U.S. Department of the Treasury for $4.6 billion under the loan program. In the September 2020 quarter, however, we elected not to participate in this program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

Sale-Leaseback Transactions

In the June 2020 quarter, we entered into $2.8 billion of sale-leaseback transactions for 85 aircraft including 25 A321-200s, 25 A220-100s, 23 CRJ-900s, 10 737-900ERs and two A330-900s. Of these transactions, 74 did not qualify as a sale as they are finance leases or have an option to repurchase at a stated price. The assets associated with these transactions remain on our balance sheet within property and equipment, net and we recorded the related liabilities under the lease. These liabilities are classified within other accrued or other noncurrent liabilities on our balance sheet. These transactions are treated as financing inflows on the Condensed Consolidated Statements of Cash Flows ("cash flow statement").

The other 11 transactions qualified as sales, generating an immaterial loss, and the associated assets were removed from our balance sheet within property and equipment, net and recorded within operating lease right-of-use assets. The liabilities are recorded within current maturities of operating leases and noncurrent operating leases on our balance sheet. These transactions are treated as investing cash inflows on the cash flow statement.

NOTE 3. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Ticket	$1,634	$10,029	$8,712	$27,986
Loyalty travel awards	143	732	731	2,174
Travel-related services	161	649	742	1,872
Total passenger revenue	$1,938	$11,410	$10,185	$32,032

Ticket. We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket breakage occurs. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets to be flown in the future and credits which can be applied as payment toward the cost of a ticket. The credits are typically issued as a result of ticket cancellations prior to their expiration dates.

The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received, as well as significant ticket cancellations which led to issuance of cash refunds or credits to customers. The total value of cash refunds, excluding taxes and related fees, issued to customers during the three and nine months ended September 30, 2020 was approximately $650 million and $2.8 billion, respectively.

Prior to April 2020, passenger tickets sold and credits issued were generally valid for one year from the date of original ticket issuance. During the current year, we announced the extension of expiration on certain tickets and travel credits through December 2022. The air traffic liability classified as noncurrent as of September 30, 2020 represents our current estimate of tickets and credits to be used or refunded beyond one year, while the balance classified as current represents our current estimate of tickets and credits to be used or refunded within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.

We recognized approximately $3.0 billion in passenger revenue during the nine months ended September 30, 2020 that was recorded in our air traffic liability balance at December 31, 2019. Due to the uncertainty around the return of demand for air travel, we are unable to estimate the amount of the December 31, 2019 air traffic liability that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2020.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Ancillary businesses and refinery	$572	$291	$1,185	$990
Loyalty program	343	485	1,086	1,443
Miscellaneous	67	185	263	536
Total other revenue	$982	$961	$2,534	$2,969

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties.

Loyalty Program. Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. When traveling, customers earn miles based on the passenger's loyalty program status and ticket price. Customers can also earn miles through participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, membership in our Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses, customers and other airlines. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2020 and 2019, total cash sales from marketing agreements related to our loyalty program were $2.2 billion and $3.1 billion, respectively, which are allocated to travel and other performance obligations.

In September 2020, we raised $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program. See Note 7, "Debt" for further discussion of these transactions.

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

(in millions)	2020	2019
Balance at January 1	$6,728	$6,641
Miles earned	1,132	2,352
Travel miles redeemed	(731)	(2,175)
Non-travel miles redeemed	(40)	(122)
Balance at September 30	$7,089	$6,696

The timing of mile redemptions can vary widely; however, the majority of new miles have historically been redeemed within two years. The loyalty program deferred revenue classified as a current liability represents our current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents our current estimate of revenue expected to be recognized beyond 12 months. As a result of the COVID-19 pandemic, a larger portion of mile redemptions is projected to occur beyond 12 months and is therefore reflected as a noncurrent liability as of September 30, 2020. We will continue to monitor redemptions as the situation evolves.

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. A significant portion of the refinery's revenues typically consists of fuel sales to support the airline, which is eliminated in the Condensed Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region is summarized in the following tables:

	Passenger Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Domestic	$1,647	$7,985	$7,812	$22,819
Atlantic	132	2,062	1,014	5,009
Latin America	97	673	879	2,287
Pacific	62	690	480	1,917
Total	$1,938	$11,410	$10,185	$32,032

	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Domestic	$2,585	$8,665	$10,116	$24,990
Atlantic	240	2,338	1,353	5,754
Latin America	126	747	1,015	2,547
Pacific	111	810	638	2,277
Total	$3,062	$12,560	$13,122	$35,568

NOTE 4. FAIR VALUE MEASUREMENTS

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2020	Level 1	Level 2	Level 3
Cash equivalents	$13,554	$13,554	$—	$—
Restricted cash equivalents	1,868	1,868	—	—
Short-term investments
U.S. Government securities	5,048	3,694	1,354	—
Long-term investments	1,310	846	230	234
Hedge derivatives, net
Fuel hedge contracts	(3)	—	(3)	—
Interest rate contracts	25	—	25	—
Foreign currency exchange contracts	(2)	—	(2)	—

(in millions)	December 31, 2019	Level 1	Level 2
Cash equivalents	$586	$586	$—
Restricted cash equivalents	847	847	—
Long-term investments	1,099	881	218
Hedge derivatives, net
Fuel hedge contracts	1	(1)	2
Interest rate contracts	61	—	61
Foreign currency exchange contracts	6	—	6

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. As of September 30, 2020, our equity investment in Wheels Up is classified as Level 3 in the fair value hierarchy as its equity is not traded on a public exchange and our equity investments in LATAM and Grupo Aeroméxico, which have no remaining value following impairment charges recorded in the June 2020 quarter, are classified as Level 3 investments due to their entry into bankruptcy proceedings. See Note 5, "Investments," for further information on our equity investments.

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

NOTE 5. INVESTMENTS

Short-Term Investments

At September 30, 2020, the estimated fair value of our short-term investments was $5.0 billion, which approximates cost. $4.4 billion of these investments are expected to mature in one year or less, with the remainder maturing within the next one to three years. Actual maturities may differ from contractual maturities because certain issuers of the securities may have the right to retire certain of our investments without prepayment penalties.

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

LATAM. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share, through a tender offer as part of our plan to create a strategic alliance with LATAM. In addition, to support the establishment of the strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, $200 million of which was disbursed in 2019. We disbursed an additional $75 million during the September 2020 quarter, with the remaining $75 million due by the end of 2021. As part of our planned strategic alliance with LATAM, we also agreed to acquire four A350 aircraft from LATAM (which has subsequently been terminated, as discussed below) and assumed ten of LATAM's A350 purchase commitments with Airbus for deliveries through 2025.

The total consideration of $2.3 billion, including the tender offer and the transition payments, was allocated in the March 2020 quarter to the shares ($1.1 billion) and to the alliance-related indefinite-lived intangible asset ($1.2 billion) based on their relative fair values. We expect to record the ten aircraft at cost upon delivery.

In May 2020, LATAM filed for bankruptcy under Chapter 11 of the United States bankruptcy code and, as part of LATAM's reorganization, we terminated the purchase agreement for the four A350 aircraft from LATAM for a fee of $62 million, which was recorded in restructuring charges in our income statement. While our ownership interest remains at 20%, we no longer have significant influence with LATAM and discontinued accounting for the investment under the equity method in the June 2020 quarter. This investment is now accounted for at fair value.

During the June 2020 quarter, we eliminated our investment basis in LATAM and recorded expense of $1.1 billion in impairments and equity method losses within non-operating expenses in our income statement. This charge reflected the recognition of both our 20% share of LATAM's March 2020 quarter losses (due to the timing of information available from LATAM) and the decline in our expected realizable value for LATAM's shares following its bankruptcy filing. The impairment charge for our investment in LATAM was calculated using Level 3 fair value inputs. During the September 2020 quarter, LATAM’s debtor-in-possession financing was approved by the bankruptcy court to provide LATAM with near-term liquidity and continue progressing toward a plan of reorganization. We expect that no more than an immaterial amount will be distributed to current equity holders following the settlement of unsecured claims upon LATAM's emergence from bankruptcy. The balance of our investment in LATAM remains zero at September 30, 2020.

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

As a result of Grupo Aeroméxico's bankruptcy filing, while our ownership interest has not changed, we no longer have significant influence with Grupo Aeroméxico and discontinued accounting for the investment under the equity method in the June 2020 quarter. This investment is now accounted for at fair value.

During the June 2020 quarter, we eliminated our investment basis in Grupo Aeroméxico and recorded expense of $770 million in impairments and equity method losses within non-operating expense in our income statement. This charge reflected the recognition of both our 51% share of Grupo Aeroméxico's June 2020 quarter losses and the decline in our expected realizable value for Grupo Aeroméxico's shares following its bankruptcy filing. The impairment charge for our investment in Grupo Aeroméxico was calculated using Level 3 fair value inputs. We expect that no more than an immaterial amount will be distributed to current equity holders following the settlement of unsecured claims upon Grupo Aeroméxico's emergence from bankruptcy. The balance of our investment in Grupo Aeroméxico remains zero at September 30, 2020.

In addition, we believe Grupo Aeroméxico intends to request the bankruptcy court's approval to assume our joint cooperation agreement.

GOL. In 2019, we sold our ownership stake of GOL Linhas Aéreas Inteligentes, the parent company of GOL Linhas Aéreas (operating as GOL), and have ended our commercial agreements. During 2015, in conjunction with our investment in GOL we agreed to guarantee GOL’s $300 million five-year term loan facility with third parties that matured in August 2020. During the September 2020 quarter, we loaned GOL $250 million, to be used exclusively to repay the aforementioned 2015 term loan. The $250 million loan to GOL reduced our financial exposure and provides us with additional collateral while providing GOL more time to address its obligations during the pandemic. Our loan to GOL is secured by GOL’s ownership interest in Smiles, GOL’s publicly traded loyalty program, as well as other collateral. As of September 30, 2020, the outstanding principal balance of the loan, which is scheduled to be repaid in monthly installments through the end of 2021, was $235 million.

Fair Value Investments

We account for the following investments at fair value on a recurring basis with adjustments to fair value recognized in gain/(loss) on investments within non-operating expense in our income statement. We recorded losses of $95 million and $199 million on our fair value investments during the three and nine months ended September 30, 2020, respectively. These results were driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares.

	Ownership Interest		Carrying Value
(in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Hanjin-KAL	15%	10%	$517	$205
Air France-KLM	9%	9%	130	418
China Eastern	3%	3%	199	258
Wheels Up	25%	—%	234	—
Other investments			230	218
Total fair value investments			$1,310	$1,099

Wheels Up. In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provides private jet operations, with Wheels Up. Upon closing, we received a 27% equity stake in Wheels Up which we have elected to record using the fair value option as this is expected to better reflect the economics of our ownership interest. This transaction resulted in a gain of $240 million which was recorded within miscellaneous, net in our income statement in the March 2020 quarter. Our ownership interest decreased to 25% as of September 30, 2020 as a result of additional share issuances to Wheels Up employees.

Equity Method Investments

We account for the investments listed below under the equity method of accounting.

	Ownership Interest		Carrying Value
(in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Virgin Atlantic (1)	49%	49%	$—	$375
Unifi (formerly AirCo)	49%	49%	147	142

(1)We have a non-controlling equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies.

Virgin Atlantic. As a result of the COVID-19 pandemic and the resulting travel restrictions and quarantines, Virgin Atlantic has incurred significant losses during 2020. In recording our 49% share in Virgin Atlantic's results and based on our review of Virgin Atlantic's financial projections, in the June 2020 quarter we reduced the basis in our investment to zero.

During the September 2020 quarter, Virgin Atlantic undertook a voluntary recapitalization process in the U.K., which was subsequently approved by its creditors, and instituted ancillary proceedings in support of that process in the U.S. Under related agreements, we recognized a note payable of $115 million, which is recorded in debt and finance leases, and a corresponding receivable within other noncurrent assets. In the nine months ended September 30, 2020, we recorded $511 million in impairments and equity method losses within non-operating expense in our income statement. Under the equity method of accounting, we will track our share of Virgin Atlantic's future losses, but we will not reflect our share of their results in our financial statements until such time that our share of their earnings eliminates the losses beyond our basis in the investment. We continue to monitor and support Virgin Atlantic's ongoing restructuring efforts.

Effective January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. Under the new agreement, certain measurement thresholds were reset from the previous joint venture with Virgin Atlantic, reducing the value we would have received over the original term. In consideration for this reduced value, we entered into a transition agreement with Virgin Atlantic, which would have resulted in payments to us in future periods. However, as of September 30, 2020, based on our assessment of collectibility, we do not have any assets or liabilities recorded on our balance sheet related to this transition agreement.

Unifi. Our share of Unifi's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business and the services provided by Unifi are also recorded in contracted services in our income statement. Based on discussions with Unifi's management and review of their liquidity and financial projections, we do not believe our investment is other than temporarily impaired as we have the intent and ability to retain this investment for a period of time sufficient to allow for anticipated recovery in value. However, we will continue to monitor the continuing effects of the pandemic and self-help measures Unifi executes.

Receivables from Investees and Business Partners

Based on our assessment of collectibility, during the nine months ended September 30, 2020, we recorded $156 million of reserves against outstanding receivables from Virgin Atlantic, GOL, Virgin Australia, LATAM, Grupo Aeroméxico and others reflecting our expected recoveries given the impact of the COVID-19 pandemic, their restructuring efforts or recent bankruptcy filings. In determining the appropriate amount to reserve, we also considered the valuation of and our ability to realize the value of any collateral associated with each receivable. The reserves are recorded within accounts receivable, net or prepaid expenses and other on our balance sheet and within restructuring charges in our income statement.

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

Hedge Position as of September 30, 2020

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	150	U.S. dollars	April 2028	$2	$23	$—	$—	$25
Not designated as hedges
Foreign currency exchange contracts	177,045	South Korean won	April 2023	—	—	—	(2)	(2)
Fuel hedge contracts	197	gallons - crude oil and refined products	April 2021	3	—	(6)	—	(3)
Total derivative contracts				$5	$23	$(6)	$(2)	$20

Hedge Position as of December 31, 2019

(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,872	U.S. dollars	April 2028	$12	$53	$(4)	$—	$61
Not designated as hedges
Foreign currency exchange contracts	397	Euros	December 2020	9	—	—	—	9
Foreign currency exchange contracts	177,045	South Korean won	April 2023	1	—	—	(4)	(3)
Fuel hedge contracts	243	gallons - crude oil and refined products	July 2020	16	—	(15)	—	1
Total derivative contracts				$38	$53	$(19)	$(4)	$68

Balance Sheet Location of Hedged Item in Fair Value Hedges

	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments (1)
(in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current maturities of debt and finance leases	$21	$(19)	$21	$8
Debt and finance leases	$(61)	$(1,783)	$88	$53
(1)As of September 30, 2020, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of approximately $84 million.

Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheet. The following table shows the net fair value of our counterparty positions had we elected to offset.

(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
September 30, 2020
Net derivative contracts	$2	$23	$(3)	$(2)	$20
December 31, 2019
Net derivative contracts	$24	$53	$(5)	$(4)	$68

Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel hedge contracts are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(in millions)		2020	2019
Three Months Ended September 30,
Foreign currency exchange contracts	Gain/(loss) on investments, net	$(21)	$18
Fuel hedge contracts	Aircraft fuel and related taxes	(22)	31
Total		$(43)	$49
Nine Months Ended September 30,
Foreign currency exchange contracts	Gain/(loss) on investments, net	$(20)	$25
Fuel hedge contracts	Aircraft fuel and related taxes	127	(5)
Total		$107	$20

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria, including their credit ratings, and limit our exposure to any one counterparty.

NOTE 7. DEBT

The following table summarizes our debt as of the dates noted in the table below:

	Maturity			Interest Rate(s) Per Annum at			September 30,	December 31,
(in millions)	Dates			September 30, 2020			2020	2019
Unsecured notes	2020	to	2029	2.60%	to	7.38%	$5,800	$5,550
Unsecured CARES Act Payroll Support Program Loan	2030			1.00%			1,648	—
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	6,000	—
SkyMiles Term Loan(1)(2)	2023	to	2027	4.75%			3,000	—
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			3,500	—
2020 Term Loan(1)(2)	2020	to	2023	5.75%			1,496	—
2018 Revolving Credit Facility(2)	2021	to	2023	3.75%			2,350	—
2020 Secured Term Loan Facility(2)	2021			2.39%	to	2.41%	2,950	—
Financing arrangements secured by aircraft:
Certificates(1)	2020	to	2028	2.00%	to	8.02%	2,686	1,669
Notes(1)(2)	2020	to	2032	0.84%	to	5.75%	1,068	1,193
NYTDC Special Facilities Revenue Bonds, Series 2020(1)	2026	to	2045	4.00%	to	5.00%	1,511	—
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(1)(2)(3)	2020	to	2030	2.51%	to	8.75%	241	196
Other revolving credit facilities(2)	2021	to	2022	3.35%	to	3.75%	267	—
Total secured and unsecured debt							33,900	9,991
Unamortized (discount)/premium and debt issue cost, net and other							(252)	115
Total debt							33,648	10,106
Less: current maturities							(4,738)	(2,054)
Total long-term debt							$28,910	$8,052
(1)Due in installments.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.
(3)Primarily includes unsecured bonds and debt secured by certain real estate.

2020 Unsecured Notes

In the June 2020 quarter, we issued $1.3 billion in aggregate principal amount of 7.375% unsecured notes due 2026. The unsecured notes are equal in right of payment with our other unsubordinated indebtedness and senior in right of payment to future subordinated debt. The unsecured notes also contain event of default provisions consistent with those in our other recent unsecured debt offerings.

Unsecured CARES Act Payroll Support Program Loan

During the current year, we entered into a promissory note for the $1.6 billion CARES Act payroll support program loan and issued warrants to acquire more than 6.7 million shares of Delta common stock under the program in connection with the promissory note. We have recorded the value of the promissory note and warrants on a relative fair value basis as $1.5 billion of noncurrent debt, net of discount, and $114 million in additional paid in capital, respectively. See Note 2, "Impact of the COVID-19 Pandemic," for further discussion of the terms of the payroll support program loan.

2020 SkyMiles Financing

In September 2020, Delta and SkyMiles IP Ltd. ("SMIP"), a newly formed exempted company incorporated with limited liability under the laws of the Cayman Islands and an indirect wholly-owned subsidiary of Delta, issued $2.5 billion in principal amount of 4.500% senior secured notes due 2025 and $3.5 billion in principal amount of 4.750% senior secured notes due 2028 (collectively, the “SkyMiles Notes”). Concurrently with the issuance of the SkyMiles Notes, Delta and SMIP entered into a term loan credit agreement and borrowed $3.0 billion (the “SkyMiles Term Loan” and together with the SkyMiles Notes, the “SkyMiles Debt”). The SkyMiles Term Loan matures in October 2027 and bears interest at a variable rate equal to LIBOR (but not less than 1.0% per annum), plus a margin of 3.75% per year.

The SkyMiles Debt is guaranteed by three other Delta subsidiaries that are also newly formed exempted companies incorporated with limited liability under the laws of the Cayman Islands, including SkyMiles IP Finance Ltd. ("SMIF"). The SkyMiles Debt is secured by a first-priority security interest in certain of our co-branding, partnering or similar agreements relating to the SkyMiles program (including all payments thereunder), rights under certain intercompany agreements relating to the SkyMiles program, certain rights under our SkyMiles program, certain deposit accounts that receive revenue under our SkyMiles agreements, the equity of SMIP and substantially all other assets of SMIP and SMIF. The assets and credit of SMIP and the Cayman entity guarantors are not available to satisfy obligations, including indebtedness, of Delta or our subsidiaries other than with respect to the SkyMiles Debt and any permissible priority lien or junior lien debt subsequently incurred.

2020 Senior Secured Notes and Term Loan

In the June 2020 quarter, we issued $3.5 billion of senior secured notes and entered into a $1.5 billion term loan secured by certain slots, gates and routes. The senior secured notes bear interest at an annual rate of 7.00% and mature in May 2025. The term loan bears interest at a variable rate equal to LIBOR plus a specified margin and is subject to payments of 1% per year, payable quarterly beginning in September 2020, with the balance due in April 2023.

2018 Revolving Credit Facility

In June 2020, we amended the 2018 revolving credit facility agreement to be secured by our Pacific route authorities and certain related assets. Additionally, the revolving credit facility was amended to extend the maturities of $1.3 billion of the revolver previously due in April 2021 to April 2022 and to include a minimum liquidity covenant, as discussed further below. In October 2020, we repaid the borrowings under the revolving credit facility.

2020 Secured Term Loan Facility

In the March 2020 quarter, we entered into a $2.7 billion 364-day secured term loan facility, and we increased the borrowings thereunder to $3.0 billion in April 2020. Borrowings under this facility were secured by certain aircraft. In October 2020, we repaid all borrowings under, and terminated, this facility.

2020-1 EETC

We completed a $1.0 billion offering of Class AA and A Pass Through Certificates, Series 2020-1 ("2020-1 EETC") utilizing a pass through trust during the March 2020 quarter. The proceeds of this issuance were used to repay unsecured notes that matured in the March 2020 quarter. In the June 2020 quarter, we issued an additional $135 million of Class B certificates. The amounts of all 2020-1 EETC issuances are included in Certificates in the table above. The details of the 2020-1 EETC issuances, which are secured by 33 aircraft, are shown in the table below:

(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2020-1 Class AA Certificates	$796	2.00%	March 2020	June 2028
2020-1 Class A Certificates	204	2.50%	March 2020	June 2028
2020-1 Class B Certificates	135	8.00%	April 2020	June 2027
Total	$1,135

2019-1 EETC

In the June 2020 quarter, we issued an additional $108 million of certificates under the 2019-1 EETC offering initially completed in March 2019. The additional certificates were issued as 2019-1 Class B Certificates with a fixed interest rate of 8.00% and mature in April 2023.

NYTDC Special Facilities Revenue Bonds

In September 2020, the NYTDC issued Special Facilities Revenue Bonds, Series 2020 (the "Series 2020 Bonds") in the aggregate principal amount of $1.5 billion. We entered into loan agreements with the NYTDC to use the proceeds from the Series 2020 Bonds to finance a portion of the costs of the construction project that is currently in process at LaGuardia Airport, consisting of the demolition of existing Terminals C and D, the design and construction of new terminal facilities, the payment of capitalized interest on the Series 2020 Bonds and on a portion of the Special Facilities Revenue Bonds, Series 2018, and the payment of costs related to issuance of the Series 2020 Bonds. The proceeds from the Series 2020 Bonds are recorded in cash restricted for airport construction on our balance sheet.

We are required to pay debt service on the Series 2020 Bonds through payments under loan agreements with NYTDC, and we have guaranteed the Series 2020 Bonds.

Availability Under Revolving Facilities

During the March 2020 quarter, we drew $3.0 billion on our revolving credit facilities, of which approximately $400 million was repaid in the September 2020 quarter. The amounts drawn are spread across several lines within the debt summary table above. In addition, we had outstanding letters of credit as of September 30, 2020, including approximately $300 million that reduced the availability under our revolvers and approximately $300 million that did not affect the availability of our revolvers. These activities resulted in approximately $25 million undrawn as of September 30, 2020.

In October 2020, we repaid $2.6 billion in outstanding borrowings under the revolving credit facilities. Following these repayments, we had $2.6 billion undrawn and available under our revolving credit facilities.

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

(in millions)	September 30, 2020	December 31, 2019
Net carrying amount	$33,648	$10,106
Fair value	$33,900	$10,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. For example, our credit facilities and our SkyMiles financing agreements, contain, among other things, a minimum liquidity covenant. The minimum liquidity covenant requires Delta to maintain at least $2.0 billion of liquidity (defined as cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities). Certain of our debt agreements also include collateral coverage ratios and limit our ability to (i) incur liens under certain circumstances, (ii) dispose of collateral, (iii) engage in mergers and consolidations or transfer all or substantially all of our assets, and (iv) pay dividends or repurchase our common stock through September 2021. Our SkyMiles financing agreements include a debt service coverage ratio and also restrict our ability to, among other things, (i) modify the terms of the SkyMiles program, or otherwise change the policies and procedures of the SkyMiles program, in a manner that would reasonably be expected to materially impair repayment of the SkyMiles Debt, (ii) sell pre-paid miles in excess of $550 million in the aggregate, and (iii) terminate or materially modify the intercompany arrangements governing the relationship between Delta and SMIP with respect to the SkyMiles program.

Each of these restrictions, however, is subject to important exceptions and qualifications that are set forth in these debt agreements. We were in compliance with the covenants in these debt agreements at September 30, 2020.

NOTE 8. EMPLOYEE BENEFIT PLANS

The following table shows the components of net periodic (benefit) cost:

	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2020	2019	2020	2019
Three Months Ended September 30,
Service cost	$—	$—	$24	$21
Interest cost	175	208	30	34
Expected return on plan assets	(343)	(297)	(11)	(12)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	74	73	10	9
Special termination benefits	—	—	1,260	—
Settlements	30	2	—	—
Net periodic (benefit) cost	$(64)	$(14)	$1,311	$50

Nine Months Ended September 30,
Service cost	$—	$—	$72	$63
Interest cost	526	625	86	102
Expected return on plan assets	(1,030)	(890)	(33)	(36)
Amortization of prior service credit	—	—	(7)	(7)
Recognized net actuarial loss	223	219	32	29
Special termination benefits	—	—	1,260	—
Settlements	33	3	—	—
Net periodic (benefit) cost	$(248)	$(43)	$1,410	$151

Service cost is recorded in salaries and related costs in our income statement. Special termination benefits are recorded in restructuring charges, while all other components are recorded within miscellaneous, net under non-operating expense.

We have no minimum funding requirements for our defined benefit pension plans. Due to the impact of the COVID-19 pandemic on our liquidity, we do not plan to make any voluntary contributions during 2020.

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

During the September 2020 quarter, we remeasured our postretirement healthcare obligation to account for enhanced retiree healthcare benefits provided to eligible participants in our voluntary early retirement and separation programs ("voluntary programs"). As a result, we recorded a $1.3 billion special termination benefit charge and increased our postretirement healthcare obligation by $1.3 billion.

Voluntary Programs. During the June 2020 quarter, we announced the voluntary programs, which primarily applied to eligible U.S. merit, ground and flight attendant and pilot employees. Employees electing to participate in the voluntary programs are eligible for separation payments, continued healthcare benefits and certain participants will receive enhanced retiree healthcare benefits. The election and revocation windows for these programs closed during the September 2020 quarter with approximately 18,000 employees electing to participate. We recorded $3.1 billion in restructuring charges in our income statement associated with these programs during the September 2020 quarter, including $1.3 billion of special termination benefits (discussed above). The remainder of the restructuring charge primarily relates to separation payments and healthcare benefits. Approximately $543 million of this charge was disbursed in cash payments to participants during the September 2020 quarter. An additional approximately $270 million of cash payments were disbursed during the September 2020 quarter related to unused vacation and other benefits, which had been previously accrued. Accruals related to the voluntary programs are primarily recorded in pension, postretirement and related benefits, other noncurrent liabilities, other accrued liabilities and accrued salaries and related benefits on our balance sheet.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

In the September 2020 quarter we restructured our aircraft order books with Airbus and MHI RJ Aviation Group (manufacturer of CRJ aircraft) in an effort to better match the timing of aircraft deliveries with our network and financial needs over the next several years. The restructuring reduces our aircraft purchase commitments by more than $2 billion in 2020 and by more than $5 billion through 2022. All deliveries in 2020 after February have been or will be fully financed. The shift in delivery timing is intended to allow us to maintain our Airbus order book and to continue simplifying and modernizing our fleet.

Our future aircraft purchase commitments totaled approximately $14.2 billion at September 30, 2020:

(in millions)	Total
Three months ending December 31, 2020	$380
2021	1,310
2022	2,460
2023	2,310
2024	2,960
Thereafter	4,810
Total	$14,230

Our future aircraft purchase commitments included the following aircraft at September 30, 2020:

Aircraft Type	Purchase Commitments
A220-100	14
A220-300	50
A321-200	24
A321-200neo	100
A330-900neo(1)	30
A350-900	20
CRJ-900	2
Total	240
(1)Includes two A330-900neo lease commitments with one in each of 2020 and 2021.

LATAM A350 Commitments

We have assumed ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the table above. We had agreed to acquire four A350 aircraft from LATAM, but terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. See Note 5, "Investments," for further information on our strategic alliance with LATAM.

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of September 30, 2020 or December 31, 2019.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show the components of accumulated other comprehensive loss:

(in millions)	Pension and Other Benefit Liabilities(2)	Other(3)	Total
Balance at January 1, 2020 (net of tax effect of $1,549)	$(8,095)	$106	$(7,989)
Changes in value (net of tax effect of $31)	(102)	17	(85)
Reclassifications into earnings (net of tax effect of $149)(1)	218	(83)	135
Balance at September 30, 2020 (net of tax effect of $1,431)	$(7,979)	$40	$(7,939)

Balance at January 1, 2019 (net of tax effect of $1,492)	$(7,925)	$100	$(7,825)
Changes in value (net of tax effect of $2)	(12)	4	(8)
Reclassifications into earnings (net of tax effect of $57)(1)	189	(1)	188
Balance at September 30, 2019 (net of tax effect of $1,437)	$(7,748)	$103	$(7,645)

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
(3)In the June 2020 quarter, all remaining foreign currency hedges expired, and we recognized an $83 million tax benefit which was released from AOCI.

NOTE 11. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2020 was $249 million and $1.1 billion, respectively, compared to $1.1 billion and $3.0 billion, respectively for the three and nine months ended September 30, 2019.
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2020
Operating revenue:	$2,645	$669			$3,062
Sales to airline segment			$—	(1)
Exchanged products			(249)	(2)
Sales of refined products			(3)	(3)
Operating loss	(6,358)	(28)	—		(6,386)
Interest expense, net	288	3	—		291
Depreciation and amortization	545	25	(25)	(4)	545
Restructuring charges	5,345	—	—		5,345
Total assets, end of period	77,558	1,518	—		79,076
Capital expenditures	130	3	—		133

Three Months Ended September 30, 2019
Operating revenue:	$12,554	$1,505			$12,560
Sales to airline segment			$(304)	(1)
Exchanged products			(1,143)	(2)
Sales of refined products			(52)	(3)
Operating income	2,022	49	—		2,071
Interest expense, net	70	—	—		70
Depreciation and amortization	631	26	(26)	(4)	631
Total assets, end of period	61,515	1,704	—		63,219
Capital expenditures	936	10	—		946
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

(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2020
Operating revenue:	$12,413	$2,366			$13,122
Sales to airline segment			$(214)	(1)
Exchanged products			(1,144)	(2)
Sales of refined products			(299)	(3)
Operating loss	(11,498)	(113)	—		(11,611)
Interest expense, net	564	—	—		564
Depreciation and amortization	1,813	74	(74)	(4)	1,813
Restructuring charges	7,798	—	—		7,798
Capital expenditures	1,336	15	—		1,351

Nine Months Ended September 30, 2019
Operating revenue:	$35,474	$4,289			$35,568
Sales to airline segment			$(882)	(1)
Exchanged products			(2,953)	(2)
Sales of refined products			(360)	(3)
Operating income	5,167	52	—		5,219
Interest expense (income), net	247	(19)	—		228
Depreciation and amortization	1,960	74	(74)	(4)	1,960
Capital expenditures	3,836	28	—		3,864

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net (loss)/income	$(5,379)	$1,495	$(11,630)	$3,669

Basic weighted average shares outstanding	635	646	636	654
Dilutive effect of share-based awards	—	2	—	2
Diluted weighted average shares outstanding	635	648	636	656

Basic (loss)/earnings per share	$(8.47)	$2.32	$(18.30)	$5.61
Diluted (loss)/earnings per share	$(8.47)	$2.31	$(18.30)	$5.59

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

Impact of the COVID-19 Pandemic

The unprecedented and widespread impact of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January, the spread of the virus and the resulting global pandemic next affected the majority of our international network and ultimately has significantly affected our domestic network. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at a rapid pace in the March 2020 quarter and has remained depressed, which has had an unprecedented and materially adverse impact on our revenues and financial position. Although demand improved compared to the June 2020 quarter, it remains significantly below the prior year. The exact timing and pace of the recovery remain uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. Additionally, some states have instituted travel restrictions, advisories or quarantines for travelers from other states. We expect the demand environment to remain depressed until widespread advances by the medical community are available. Our forecasted expense and liquidity management initiatives may be modified as the demand environment evolves.

In response to these developments, beginning in March and continuing through the September 2020 quarter, we have implemented enhanced measures focusing on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations and to position our business for recovery.

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
◦Capping load factors throughout our aircraft and blocking middle seats through at least January 6, 2021.
◦Modifying our boarding and deplaning processes, while providing food and beverage service that is designed to reduce physical touch points.
◦Installing plexiglass shields at Delta check-in counters, Delta Sky Clubs and gate counters as well as adding social distance markers in the check-in lobby, Delta Sky Clubs, at the gate, throughout the jetbridge and at baggage claim.
◦Implementing significant workforce social distancing and protection measures, including reconfiguring call center spaces to promote social distancing, increasing cleaning and disinfecting of our facilities and encouraging employees to work remotely when possible.
•Giving customers flexibility to plan and re-book travel, including extending expiration on certain tickets and travel credits through December 2022, eliminating change fees for domestic tickets, with the exception of Basic Economy tickets, and waiving change fees for all international and Basic Economy tickets purchased between March 1 and December 31, 2020. Additionally, we are extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Offering pay protection to employees who have tested positive for COVID-19, who must quarantine due to exposure to COVID-19 or who are considered being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to work remotely.

•Offering on-site COVID testing at our hubs and making at-home testing available for our U.S.-based employees. We have also added rapid testing in most U.S. hubs for active flight crews. Over 40,000 employees have been tested and retesting protocols are being developed.

Capacity Reductions. Beginning in the second half of March, we experienced a precipitous decrease in demand as COVID-19 spread throughout the world. While we have increased capacity compared to the lowest levels in April 2020, system capacity remains significantly lower than prior to the pandemic. For the September 2020 quarter, system capacity was reduced approximately 60% compared to the September 2019 quarter, with international capacity reduced by approximately 80% and domestic capacity reduced by approximately 50%. For the December 2020 quarter, system capacity is expected to be down approximately 40-45% compared to the December 2019 quarter. As a result of reduced demand expectations and lower capacity in the December 2020 quarter and beyond, we have parked approximately 40% of our fleet, including the permanent retirement of certain aircraft, as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Expense Management. In response to the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including:
•Reducing capacity as described above to align with expected demand, which has resulted in removing from active service approximately 500 aircraft as of September 30, 2020, including certain fleets or aircraft that we have decided to early retire as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
•Consolidating our footprint at our airport facilities, including temporarily closing some Delta Sky Clubs.
•Reducing employee-related costs, including:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 50,000 of our employees have taken or have elected to take voluntary leaves.
◦Offering employees early retirement and voluntary separation programs, with approximately 18,000 employees electing to participate. Most departures occurred during the September 2020 quarter. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information.
•Due to projected levels of flying and staffing levels, notifying our pilots of the potential of furloughs. We continue to actively work with ALPA on alternative courses of action that would allow us to avoid furloughing approximately 1,700 pilots after October 31, 2020.
◦From April 1 through December 31, 2020, salary reductions of 100% for our CEO, 50% for our officers and a 25% reduction in work hours for all other management and most front-line employee work groups.
•Delaying or eliminating nearly all other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities balance ("liquidity") as of September 30, 2020 was $21.6 billion as a result of the following actions to increase liquidity and strengthen our financial position during the nine months ended September 30, 2020:
•Completing financing transactions for approximately $27.0 billion during the nine months ended September 30, 2020. Financings completed during the three months ended September 30, 2020 are listed below.
◦Entering into loan agreements to borrow $1.5 billion from the New York Transportation Development Corporation in connection with NYTDC's issuance of Special Facilities Revenue Bonds, Series 2020, to finance, among other things, a portion of the construction costs for the new terminal facilities at LaGuardia Airport.
◦Raising $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program.
•Receiving $5.6 billion as part of the CARES Act payroll support program as described in the CARES Act section below.
•Reducing planned capital expenditures by approximately $3.3 billion for the year, including optimizing the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and ground equipment replacement. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about our aircraft purchase commitments.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases, dividends and voluntary pension funding.

We have additional unencumbered assets available for potential financing arrangements, if needed.

In response to the impact that the demand environment has had on our financial condition, our credit rating was downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3.

Our debt agreements contain various affirmative, negative and financial covenants, including our credit facilities and our SkyMiles financing agreements, each of which contains, among other things, a minimum liquidity covenant. The minimum liquidity covenant replaced the fixed charge coverage ratio previously included in our credit facilities as part of amendments that were completed in the June 2020 quarter. Certain of our debt agreements also include collateral coverage ratios, and our SkyMiles financing agreements include a debt service coverage ratio. We were in compliance with the covenants in these debt agreements as of September 30, 2020.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency relief through the CARES Act payroll support program, which totaled $5.6 billion after receiving $701 million in the September 2020 quarter. This includes the final installment paid in July under the original $5.4 billion allocation, plus an incremental installment of $157 million paid in September. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments consisted of $4.0 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we issued to the U.S. Department of the Treasury warrants to acquire more than 6.7 million shares of Delta common stock. These warrants have an exercise price of $24.39 per share and a five-year term.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan which is being amortized as interest expense in our income statement over the term of the loan. The proceeds of the grant were recorded in cash and cash equivalents when received and are being recognized as contra-expense in CARES Act grant recognition in our income statement over the periods that the funds are intended to compensate.

As of September 30, 2020, we had recognized $2.6 billion of the grant as contra-expense with the remaining $1.3 billion recorded as a deferred contra-expense in other accrued liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

The CARES Act also provided for up to $25 billion in secured loans to the airline industry. We were eligible and entered into a non-binding letter of intent in the June 2020 quarter with the U.S. Department of the Treasury for $4.6 billion under the loan program. In the September 2020 quarter, however, we elected not to participate in this program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $200 million of additional liquidity during the current year.

September 2020 Quarter Financial Overview

Our pre-tax loss for the September 2020 quarter was $6.9 billion, representing an $8.8 billion decrease compared to the corresponding prior year quarter primarily resulting from a 76% decrease in revenue on the reduction in demand from the impact of the pandemic and restructuring charges. Pre-tax loss, adjusted (a non-GAAP financial measure) was $2.6 billion, a decrease of $4.6 billion compared to the corresponding prior year period. Adjustments for the September 2020 quarter were primarily related to voluntary early retirement and separation programs charges and restructuring charges from fleet retirement decisions, which were partially offset by recognition of a portion of the CARES Act grant.

Revenue. Compared to the September 2019 quarter, our operating revenue decreased $9.5 billion, or 76%, due to reduced demand resulting from the COVID-19 pandemic.

Operating Expense. Total operating expense decreased $1.0 billion, or 10%, compared to the prior year quarter, primarily resulting from lower volume-related expenses, including fuel, partially offset by restructuring charges. Total operating expense, adjusted (a non-GAAP financial measure) for the September 2020 quarter decreased $5.5 billion, or 52%, compared to the September 2019 quarter.

Non-Operating Results. Total non-operating expense was $473 million in the September 2020 quarter, $349 million higher than the September 2019 quarter, primarily due to higher interest expense as a result of our increased debt balances due to the financing arrangements discussed above.

Cash Flow. Losses during the quarter due to the COVID-19 pandemic resulted in operating activities using $2.6 billion. During the quarter, we incurred $1.1 billion of investing cash outflows, primarily related to the purchase of short-term investments, ending the quarter with $5.0 billion of short-term investments in addition to $16.5 billion of cash and cash equivalents. These results generated $2.5 billion of negative free cash flow (a non-GAAP financial measure) in the September 2020 quarter compared to $1.4 billion of free cash flow in the September 2019 quarter. Despite this negative free cash flow, we ended the September 2020 quarter with $21.6 billion of liquidity due to proceeds from loans and debt issuances, relief payments under the CARES Act payroll support program and other liquidity initiatives. In October 2020, we repaid all outstanding borrowings under our $3.0 billion 2020 secured term loan facility, which was subsequently terminated, and repaid $2.6 billion in outstanding borrowings under our revolving credit facilities.

The above non-GAAP financial measures for pre-tax loss, adjusted, operating expenses, adjusted, and free cash flow are defined and reconciled in "Supplemental Information" below.

Results of Operations - Three Months Ended September 30, 2020 and 2019

Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2020		2019
Ticket - Main cabin	$1,057		$6,021		$(4,964)		(82)%
Ticket - Business cabin and premium products	577		4,008		(3,431)		(86)%
Loyalty travel awards	143		732		(589)		(80)%
Travel-related services	161		649		(488)		(75)%
Total passenger revenue	$1,938		$11,410		$(9,472)		(83)%
Cargo	142		189		(47)		(25)%
Other	982		961		21		2%
Total operating revenue	$3,062		$12,560		$(9,498)		(76)%

TRASM (cents)	10.82	¢	16.58	¢	(5.76)	¢	(35)%
Third-party refinery sales(2)	(1.47)		(0.01)		(1.46)		NM
Delta Private Jets adjustment(2)	—		(0.06)		0.06		NM
TRASM, adjusted	9.35	¢	16.51	¢	(7.16)	¢	(43)%
(1)This reconciliation may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the September 2019 quarter, our operating revenue decreased $9.5 billion, or 76%, due to reduced demand resulting from the COVID-19 pandemic. The decrease in operating revenue, on a 63% decrease in capacity, generated a 35% decrease in total revenue per available seat mile ("TRASM") and a 43% decrease in TRASM, adjusted compared to the September 2019 quarter. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain. We expect these trends in revenue to continue until the global pandemic has moderated, widespread advances by the medical community are available and demand for air travel returns.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2019
(in millions)	Three Months Ended September 30, 2020	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$1,647	(79)%	(76)%	(52)%	(12)%	(57)%	(46)	pts
Atlantic	132	(94)%	(95)%	(84)%	20%	(60)%	(59)	pts
Latin America	97	(86)%	(85)%	(71)%	(3)%	(50)%	(42)	pts
Pacific	62	(91)%	(94)%	(78)%	57%	(58)%	(64)	pts
Total	$1,938	(83)%	(83)%	(63)%	(2)%	(55)%	(47)	pts

Passenger revenue decreased $9.5 billion, or 83%, compared to the September 2019 quarter. Passenger revenue per available seat mile ("PRASM") decreased 55%, and passenger mile yield decreased 2% on 63% lower capacity. Load factor decreased 47 points from the prior year to 41%.

Domestic

Passenger unit revenue related to our domestic region for the September 2020 quarter decreased 57% with capacity down 52% compared to the prior year period. We are planning for incremental improvement to the demand environment, primarily from leisure customers, to continue in the December 2020 quarter and beyond, though still significantly lower than the prior year period. As a result, we are planning for our domestic capacity to be lower in the December 2020 quarter than the December 2019 quarter.

International

Passenger revenue related to our international regions decreased 92% year-over-year. The reductions in revenue and capacity discussed below were a result of reduced demand and government travel directives and quarantines limiting or suspending air travel due to the global spread of COVID-19. We expect this significantly lower demand environment to continue in the December 2020 quarter, and beyond, with improvement expected to lag behind the domestic recovery.

Atlantic. Unit revenue decreased 60% on a capacity reduction of 84% in the September 2020 quarter compared to the prior year period.

Latin America. Unit revenue decreased 50% on a capacity reduction of 71% in the September 2020 quarter compared to the prior year period.

Pacific. Unit revenue decreased 58% on a capacity reduction of 78% in the September 2020 quarter compared to the prior year period.

In each of these regions, we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly.

Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Ancillary businesses and refinery	$572	$291	$281	97%
Loyalty program	343	485	(142)	(29)%
Miscellaneous	67	185	(118)	(64)%
Total other revenue	$982	$961	$21	2%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $411 million compared to the September 2019 quarter. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. The increase in refinery sales was partially offset by a $58 million decline in revenue from aircraft maintenance services we provide to third parties, which decreased due to the reduction in flights operated worldwide. In addition, results for the September 2019 quarter included $47 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which declined at a less severe rate than air travel, during the quarter.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the September 2019 quarter due to the impact of, and our response to, the COVID-19 pandemic.

Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Salaries and related costs	$1,956	$2,884	$(928)	(32)%
Aircraft fuel and related taxes	486	2,239	(1,753)	(78)%
Regional carriers expense, excluding fuel	488	900	(412)	(46)%
Depreciation and amortization	545	631	(86)	(14)%
Contracted services	379	685	(306)	(45)%
Landing fees and other rents	378	460	(82)	(18)%
Ancillary businesses and refinery	561	279	282	NM
Aircraft maintenance materials and outside repairs	106	424	(318)	(75)%
Passenger commissions and other selling expenses	94	539	(445)	(83)%
Passenger service	88	345	(257)	(74)%
Aircraft rent	99	110	(11)	(10)%
Restructuring charges	5,345	—	5,345	NM
CARES Act grant recognition	(1,315)	—	(1,315)	NM
Profit sharing	—	517	(517)	(100)%
Other	238	476	(238)	(50)%
Total operating expense	$9,448	$10,489	$(1,041)	(10)%
Salaries and Related Costs. The decrease in salaries and related costs is primarily due to actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020 we reduced salaries by 50% for our officers and reduced work hours by 25% for all other management and most front-line employee work groups. These reductions will continue through the December 2020 quarter. Nearly 40,000 of our employees took a voluntary unpaid leave of absence during all or a portion of the September 2020 quarter. Also, during the September 2020 quarter, approximately 18,000 employees elected to participate in voluntary separation programs with a majority of those employees departing in August or September. As a result, we expect salaries and related costs to decline over the comparable prior year period through at least the March 2021 quarter.

Aircraft Fuel and Related Taxes. Fuel expense decreased $1.8 billion compared to the prior year quarter primarily due to a 66% decrease in consumption and an approximately 42% decrease in the market price per gallon of jet fuel. We expect consumption to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data) (1)	2020	2019		2020	2019
Fuel purchase cost(2)	$449	$2,313	$(1,864)	$1.16	$2.00	$(0.84)
Fuel hedge impact	9	(25)	35	0.02	(0.02)	0.04
Refinery segment impact	28	(49)	77	0.07	(0.04)	0.11
Total fuel expense	$486	$2,239	$(1,752)	$1.25	$1.94	$(0.69)
MTM adjustments and settlements on hedges(3)	3	25	(23)	0.01	0.02	(0.01)
Delta Private Jets adjustment(4)	—	(7)	7	—	(0.01)	0.01
Total fuel expense, adjusted	$489	$2,257	$(1,768)	$1.25	$1.96	$(0.71)

(1)This reconciliation may not calculate exactly due to rounding.
(2)Market price for jet fuel at airport locations, including related taxes and transportation costs.
(3)Mark-to-market ("MTM") adjustments and settlements on hedges include the effects of the derivative transactions disclosed in Note 6 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.
(4)Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

Regional Carriers Expense, Excluding Fuel. The decrease in regional carriers expense is due to the decreased capacity and utilization of these carriers. We expect regional carriers expense to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

Depreciation and Amortization. The decrease in depreciation and amortization is primarily due to aircraft that have been retired or impaired. Retirement of the MD-88 and MD-90 fleets, as well as 10 A320 and seven 767-300ER aircraft, was completed in the June 2020 quarter. The 737-700 fleet was retired in the September 2020 quarter and the 777 fleet will be retired in October 2020. In addition, during the September 2020 quarter, we announced the early retirement of the remainder of the 767-300ER fleet and the 717 fleet by December 2025 and the CRJ-200 fleet by December 2023. Impairments and other charges related to the retirements of these fleets are reflected in restructuring charges, discussed below. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about these fleet retirements. We expect depreciation and amortization expense to decline over the comparable prior year period through at least the March 2021 quarter.

Contracted Services. The decrease in contracted services is due to reduced utilization of services resulting from the decreased capacity. We expect contracted services expense to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

Landing Fees and Other Rents. A portion of our landing fees and other rents are variable in nature and are dependent on factors such as the number of departures. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the September 2020 quarter. We expect landing fees and other rents to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. These refinery cost of sales increased $411 million compared to the September 2019 quarter. Due to the decrease in demand for jet fuel, the refinery has shifted production to more non-jet fuel products, which is increasing the sales to third parties during the second half of 2020 compared to the prior year period. The increase in refinery costs was partially offset by lower expenses related to aircraft maintenance services we provide to third parties compared to the September 2019 quarter due to the reduction in flights operated worldwide. In addition, costs related to services performed by Delta Private Jets in the September 2019 quarter were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Aircraft Maintenance Materials and Outside Repairs. The reduction in aircraft maintenance materials and outside repairs is a result of the reduction in capacity and the large number of aircraft we had parked during the September 2020 quarter.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect passenger commissions and other selling expenses to decline over the comparable prior year period through the March 2021 quarter.

Passenger Service. The decrease in passenger service expenses is due to the decrease in the number of flights and passengers in the September 2020 quarter, which resulted in fewer passenger service expenses such as meals and catering. We expect passenger service expenses to decline over the comparable prior year period through the March 2021 quarter, due to the capacity and load factor reductions discussed above.

Restructuring Charges. Restructuring charges are composed of various expenses that resulted from our response to the unprecedented impact on our business from the COVID-19 pandemic, including voluntary early retirement and separation program charges and fleet impairment and related charges. In the September 2020 quarter we recorded charges of $3.1 billion related to the voluntary early retirement and separation programs that closed in the quarter. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about these charges.

Also in the September 2020 quarter, we recorded impairment and related charges of $905 million, $950 million and $320 million related to the remaining 767-300ER fleet, the 717 fleet and the CRJ-200 fleet, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about these aircraft retirements and charges.

CARES Act Grant Recognition. In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency relief through the CARES Act payroll support program, which totaled $5.6 billion after receiving $701 million in the September 2020 quarter. This includes the final installment paid in July under the original $5.4 billion allocation, plus an incremental installment of $157 million in September 2020. The relief payments included a grant of $4.0 billion that is being recognized as a contra-expense over the periods that the funds are intended to compensate. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The decrease in profit sharing is due to the expected pre-tax loss in 2020 compared to the pre-tax income earned in 2019.

Other. The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the September 2020 quarter. We expect other expense to decline over the comparable prior year period through the March 2021 quarter.

Results of Operations - Nine Months Ended September 30, 2020 and 2019

Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2020		2019
Ticket - Main cabin	$5,229		$16,680		$(11,451)		(69)%
Ticket - Business cabin and premium products	3,483		11,306		(7,823)		(69)%
Loyalty travel awards	731		2,174		(1,443)		(66)%
Travel-related services	742		1,872		(1,130)		(60)%
Total passenger revenue	$10,185		$32,032		$(21,847)		(68)%
Cargo	403		567		(164)		(29)%
Other	2,534		2,969		(435)		(15)%
Total operating revenue	$13,122		$35,568		$(22,446)		(63)%

TRASM (cents)	13.42	¢	16.94	¢	(3.52)	¢	(21)%
Third-party refinery sales(2)	(0.73)		(0.05)		(0.68)		NM
Delta Private Jets adjustment(2)	—		(0.07)		0.07		NM
TRASM, adjusted	12.70	¢	16.83	¢	(4.14)	¢	(25)%
(1)The reconciliation above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the nine months ended September 30, 2019, our operating revenue decreased $22.4 billion, or 63%, due to reduced demand resulting from the COVID-19 pandemic beginning in the second half of March 2020. The decrease in operating revenue, on a 53% decrease in capacity, generated a 21% decrease in TRASM and a 25% decrease in TRASM, adjusted compared to the nine months ended September 30, 2019.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain. We expect these trends in revenue to continue until the global pandemic has moderated, widespread advances by the medical community are available and demand for air travel returns.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2019
(in millions)	Nine Months Ended September 30, 2020	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$7,812	(66)%	(64)%	(46)%	(5)%	(37)%	(29)	pts
Atlantic	1,014	(80)%	(80)%	(71)%	—%	(29)%	(25)	pts
Latin America	879	(62)%	(62)%	(54)%	1%	(16)%	(15)	pts
Pacific	480	(75)%	(77)%	(67)%	7%	(25)%	(26)	pts
Total	$10,185	(68)%	(68)%	(53)%	(1)%	(32)%	(27)	pts

Passenger revenue decreased $21.8 billion, or 68%, compared to the nine months ended September 30, 2019. PRASM decreased 32% and passenger mile yield decreased 1% on 53% lower capacity. Load factor decreased 27 points from the prior year period to 60%.

Domestic

Prior to the initial effects of the COVID-19 pandemic in March 2020, domestic results were strong with revenue nearly 10% higher than the prior year period. However, due to the decrease in customer demand beginning in March, passenger unit revenue related to our domestic region decreased 37% with capacity down 46% compared to the prior year period. We are planning for incremental improvement to the demand environment, primarily from leisure customers, to continue in the December 2020 quarter and beyond, though still significantly lower than the prior year period.

International

Passenger revenue related to our international regions decreased 74% year-over-year. The reductions in revenue and capacity discussed below were a result of reduced demand and government travel directives and quarantines limiting or suspending air travel due to the global spread of COVID-19. We expect this significantly lower demand environment to continue in the December 2020 quarter, and beyond, with improvement expected to lag behind the domestic recovery.

Atlantic. Unit revenue decreased 29% on a capacity reduction of 71% in the nine months ended September 30, 2020 compared to the prior year period.

Latin America. Unit revenue decreased 16% on a capacity reduction of 54% in the nine months ended September 30, 2020 compared to the prior year period.

Pacific. Unit revenue decreased 25% on a capacity reduction of 67% in the nine months ended September 30, 2020 compared to the prior year period. Also, as previously announced, in March 2020 we transferred our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers.

In each of these regions we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly.

Prior to the COVID-19 pandemic, we completed two transactions to further strengthen our international partnerships. In the Atlantic region, effective January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. This enhanced joint venture is designed to strengthen collaboration between the three airlines and is expected to provide customers with increased access to destinations across North America, the U.K. and Europe. In the Latin America region, in January 2020, we completed the tender offer to acquire 20% of the shares of LATAM as part of our plan to create a strategic alliance. Additionally, in the March 2020 quarter, we started codesharing for certain flights operated by LATAM. In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. We continue to believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our strategic alliance with LATAM and the impact of its bankruptcy filing.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Ancillary businesses and refinery	$1,185	$990	$195	20%
Loyalty program	1,086	1,443	(357)	(25)%
Miscellaneous	263	536	(273)	(51)%
Total other revenue	$2,534	$2,969	$(435)	(15)%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Refinery sales to third parties, which are at or near cost, increased $615 million compared to the nine months ended September 30, 2019. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. The increase in refinery sales was partially offset by a $205 million decline in revenue from aircraft maintenance services we provide to third parties, which decreased due to the reduction in flights operated worldwide. In addition, results for the nine months ended September 30, 2019 also included approximately $150 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which declined at a less severe rate than air travel.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the nine months ended September 30, 2019 due to the impact of, and our response to, the COVID-19 pandemic.

Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Salaries and related costs	$6,814	$8,275	$(1,461)	(18)%
Aircraft fuel and related taxes	2,453	6,508	(4,055)	(62)%
Regional carriers expense, excluding fuel	1,888	2,698	(810)	(30)%
Depreciation and amortization	1,813	1,960	(147)	(8)%
Contracted services	1,398	1,974	(576)	(29)%
Landing fees and other rents	1,195	1,321	(126)	(10)%
Ancillary businesses and refinery	1,181	945	236	25%
Aircraft maintenance materials and outside repairs	618	1,334	(716)	(54)%
Passenger commissions and other selling expenses	498	1,505	(1,007)	(67)%
Passenger service	433	938	(505)	(54)%
Aircraft rent	295	318	(23)	(7)%
Restructuring charges	7,798	—	7,798	NM
CARES Act grant recognition	(2,595)	—	(2,595)	NM
Profit sharing	—	1,256	(1,256)	(100)%
Other	944	1,317	(373)	(28)%
Total operating expense	$24,733	$30,349	$(5,616)	(19)%
Salaries and Related Costs. The decrease in salaries and related costs is primarily due to actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020 we reduced salaries by 50% for our officers and reduced work hours by 25% for all other management and most front-line employee work groups. These reductions will continue through the December 2020 quarter. Approximately 50,000 of our employees have taken or will be taking a voluntary unpaid leave of absence for periods ranging from 30 days up to 12 months. Also, during the September 2020 quarter, approximately 18,000 employees elected to participate in voluntary separation programs with a majority of those employees departing in August or September. As a result, we expect salaries and related costs to decline over the comparable prior year period through at least the March 2021 quarter.

Aircraft Fuel and Related Taxes. Fuel expense decreased $4.1 billion compared to the prior year due to a 55% decrease in consumption and an approximately 21% decrease in the market price per gallon of jet fuel. We expect consumption to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

				Average Price Per Gallon
	Nine Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per gallon data) (1)	2020	2019		2020	2019
Fuel purchase cost(2)	$2,324	$6,568	$(4,244)	$1.62	$2.04	$(0.42)
Fuel hedge impact	16	(8)	24	0.01	—	0.01
Refinery segment impact	113	(52)	165	0.08	(0.01)	0.09
Total fuel expense	$2,453	$6,508	$(4,055)	$1.71	$2.03	$(0.32)
MTM adjustments and settlements on hedges(3)	(4)	8	(12)	(0.01)	—	(0.01)
Delta Private Jets adjustment(4)	—	(22)	22	—	(0.01)	0.01
Total fuel expense, adjusted	$2,449	$6,494	$(4,045)	$1.70	$2.02	$(0.32)

(1)This reconciliation may not calculate exactly due to rounding.
(2)Market price for jet fuel at airport locations, including related taxes and transportation costs.
(3)MTM adjustments and settlements on hedges include the effects of the derivative transactions disclosed in Note 6 of the Notes to the Condensed Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.
(4)Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

Regional Carriers Expense, Excluding Fuel. The decrease in regional carriers expense is due to the decreased capacity and utilization of these carriers. We expect regional carriers expense to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

Depreciation and Amortization. The decrease in depreciation and amortization is primarily due to aircraft that have been retired or impaired. Retirement of the MD-88 and MD-90 fleets, as well as 10 A320 and seven 767-300ER aircraft, was completed in the June 2020 quarter. The 737-700 fleet was retired in the September 2020 quarter and the 777 fleet will be retired in October 2020. In addition, during the September 2020 quarter, we announced the early retirement of the remainder of the 767-300ER fleet and the 717 fleet by December 2025 and the CRJ-200 fleet by December 2023. Impairments and other charges related to the retirements of these fleets are reflected in restructuring charges, discussed below. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about these fleet retirements. We expect depreciation and amortization expense to decline over the comparable prior year period through at least the March 2021 quarter.

Contracted Services. The decrease in contracted services is due to reduced utilization of services resulting from the decreased capacity. We expect contracted services expense to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

Landing Fees and Other Rents. A portion of our landing fees and other rents are variable in nature and are dependent on factors such as the number of departures. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the nine months ended September 2020. We expect landing fees and other rents to decline over the comparable prior year period through the March 2021 quarter, in line with expected capacity reductions.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with aircraft maintenance services we provide to third parties, our vacation wholesale operations and refinery sales to third parties. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. These refinery cost of sales increased $615 million compared to the nine months ended September 30, 2019. Due to the decrease in demand for jet fuel, the refinery has shifted production to more non-jet fuel products, which is increasing the sales to third parties during the second half of 2020 compared to the prior year period. The increase in refinery costs was partially offset by lower expenses related to aircraft maintenance services we provide to third parties compared to the nine months ended September 30, 2019 due to the reduction in flights operated worldwide. In addition, costs related to services performed by Delta Private Jets in the nine months ended September 30, 2019 were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Aircraft Maintenance Materials and Outside Repairs. The reduction in aircraft maintenance materials and outside repairs is a result of the reduction in capacity and large number of aircraft we parked since the beginning of the year.

Passenger Commissions and Other Selling Expenses. The decrease in passenger commissions and other selling expenses is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect passenger commissions and other selling expenses to decline over the comparable prior year period through the March 2021 quarter.

Passenger Service. The decrease in passenger service expenses is due to the decrease in the number of flights and passengers during the nine months ended September 30, 2020, which resulted in fewer passenger service expenses such as meals and catering. We expect passenger service expenses to decline over the comparable prior year period through the March 2021 quarter, due to the capacity and load factor reductions discussed above.

Restructuring Charges. Restructuring charges are composed of various expenses that resulted from our response to the unprecedented impact on our business from the COVID-19 pandemic, including fleet impairment and related charges, voluntary separation program charges and reserves recognized on receivables. In the nine months ended September 30, 2020 we recorded $4.4 billion of impairment and related charges on certain aircraft which we have retired or plan to retire. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about these aircraft retirements and charges.

In the September 2020 quarter we also recorded charges of $3.1 billion related to the voluntary early retirement and separation programs that closed in the September 2020 quarter. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about these charges. Also in the nine months ended September 30, 2020 we recorded approximately $156 million of reserves against outstanding receivables from Virgin Atlantic, GOL, Virgin Australia, LATAM, Grupo Aeroméxico and others reflecting our expected recoveries given the impact of the COVID-19 pandemic, their restructuring efforts or bankruptcy filings.

CARES Act Grant Recognition. In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency relief through the CARES Act payroll support program, which totaled $5.6 billion after receiving $701 million in the September 2020 quarter. This includes the final installment paid in July under the original $5.4 billion allocation, plus an incremental installment of $157 million in September 2020. The relief payments included a grant of $4.0 billion that is being recognized as a contra-expense over the periods that the funds are intended to compensate. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit and 20% of annual profit above $2.5 billion. The decrease in profit sharing is due to the expected pre-tax loss in 2020 compared to the pre-tax income earned in 2019.

Other. The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the nine months ended September 30, 2020. We expect other expense to decline over the comparable prior year period through the March 2021 quarter.

Non-Operating Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Favorable (Unfavorable)	2020	2019	Favorable (Unfavorable)
Interest expense, net	$(291)	$(70)	$(221)	$(564)	$(228)	$(336)
Impairments and equity method (losses)/gains	(114)	27	(141)	(2,432)	(44)	(2,388)
Gain/(loss) on investments, net	(95)	(35)	(60)	(199)	(17)	(182)
Miscellaneous, net	27	(46)	73	327	(130)	457
Total non-operating expense, net	$(473)	$(124)	$(349)	$(2,868)	$(419)	$(2,449)

Interest expense. Interest expense increased compared to the prior year periods as a result of the financing arrangements entered into during the nine months ended September 30, 2020. See Note 2 and Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information on recent financings. As our debt balance has increased throughout 2020, we expect interest expense to increase during the remainder of 2020 and the first nine months of 2021 compared to the prior year periods.

Impairments and equity method (losses)/gains. Impairments and equity method losses reflects our share of LATAM and Grupo Aeroméxico's equity method results prior to their respective bankruptcy filings, our share of Virgin Atlantic's equity method results and the impairments reducing the basis of these investments to zero during the June 2020 quarter. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Gain/(loss) on investments, net. Gain/(loss) on investments, net reflects the gains and losses on our equity investments measured at fair value on a recurring basis. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Miscellaneous. Miscellaneous, net includes pension and related expense and foreign exchange gains/losses. Foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period. The increase in the nine months ended September 30, 2020 compared to the prior year period is primarily due to the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020.

Income Taxes

We project that our annual effective tax rate for 2020 will be between 18% and 21%. In certain interim periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

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

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. During 2020, the refinery expects to operate at 60% – 90% of normal production levels, largely due to the significant decrease in the demand for jet fuel. Additionally, due to the decrease in demand for jet fuel, the refinery has shifted production to produce more non-jet fuel products. Those non-jet fuel products will continue to be exchanged for jet fuel to the extent that the refinery can balance refinery sales with jet fuel demand.

The refinery recorded operating revenue of $669 million and $2.4 billion in the three and nine months ended September 30, 2020, compared to $1.5 billion and $4.3 billion in the three and nine months ended September 30, 2019. As a result of the refinery's shift to producing more non-jet fuel products, operating revenue in the three months ended September 30, 2020 was primarily composed of $417 million of refinery sales to third parties and $249 million of non-jet fuel products exchanged with third parties to procure jet fuel. Operating revenue during the nine months ended September 30, 2020 was composed of $1.1 billion of non-jet fuel products exchanged with third parties to procure jet fuel, $709 million of refinery sales to third parties, $299 million of non-jet fuel product sales and $214 million of sales of jet fuel to the airline segment. Refinery revenues decreased compared to the prior year periods due to lower refinery run rates during the quarter, as well as lower pricing for refined products.

The refinery recorded operating losses of $28 million and $113 million in the three and nine months ended September 30, 2020, compared to operating income of $49 million and $52 million in the three and nine months ended September 30, 2019.

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

For more information regarding the refinery's results, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)		Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2020		2019				2020		2019
Revenue passenger miles (in millions)	11,545		66,862		(83)%		58,229		181,652		(68)%
Available seat miles (in millions)	28,290		75,742		(63)%		97,771		209,911		(53)%
Passenger mile yield	16.78	¢	17.07	¢	(2)%		17.49	¢	17.63	¢	(1)%
PRASM	6.85	¢	15.06	¢	(55)%		10.42	¢	15.26	¢	(32)%
TRASM	10.82	¢	16.58	¢	(35)%		13.42	¢	16.94	¢	(21)%
TRASM, adjusted(2)	9.35	¢	16.51	¢	(43)%		12.70	¢	16.83	¢	(25)%
CASM	33.40	¢	13.85	¢	NM		25.30	¢	14.46	¢	75%
CASM-Ex(2)	15.96	¢	10.15	¢	57%		16.74	¢	10.66	¢	57%
Passenger load factor	41%		88%		(47)	pts	60%		87%		(27)	pts
Fuel gallons consumed (in millions)	391		1,154		(66)%		1,437		3,215		(55)%
Average price per fuel gallon(3)	$1.25		$1.94		(36)%		$1.71		$2.03		(16)%
Average price per fuel gallon, adjusted(3)(4)	$1.25		$1.96		(36)%		$1.70		$2.02		(16)%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measure defined and reconciled to TRASM and CASM, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.
(4)Non-GAAP financial measure defined and reconciled to average fuel price per gallon in "Results of Operations" for the three and nine months ended September 30, 2020 and 2019.

Fleet Information

To align capacity with customer demand as a result of the COVID-19 pandemic we have optimized the timing of our future aircraft deliveries and removed from active service approximately 500 mainline and regional aircraft. As of September 30, 2020, approximately half were temporarily parked and other half were permanently parked as a result of the early retirements described above.

As we obtain greater clarity around the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to permanently retire additional aircraft. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on our fleet retirements.

In the September 2020 quarter we restructured our aircraft order books with Airbus and MHI RJ Aviation Group (manufacturer of CRJ aircraft) in an effort to better match the timing of aircraft deliveries with our network and financial needs over the next several years. The restructuring reduces our aircraft purchase commitments by more than $2 billion in 2020 and by more than $5 billion through 2022. All deliveries in 2020 after February have been or will be fully financed. The shift in delivery timing is intended to allow us to maintain our Airbus order book and to continue simplifying and modernizing our fleet.

Our operating aircraft fleet, commitments and options at September 30, 2020 are summarized in the following table:

	Active Fleet(1)			Temporarily Parked Fleet(1)					Commitments(1)
Aircraft Type	Owned	Finance Lease	Operating Lease	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
B-717-200	10	13	24	2	12	4	65	19.2
B-737-800	63	4	—	10	—	—	77	19.1
B-737-900ER	71	—	39	10	—	10	130	4.1
B-757-200	58	7	—	34	1	—	100	23.2
B-757-300	14	—	—	2	—	—	16	17.7
B-767-300ER	17	—	—	17	—	—	34	23.2
B-767-400ER	12	—	—	9	—	—	21	19.8
B-777-200ER	5	—	—	—	—	—	5	20.6
B-777-200LR	5	—	—	—	—	—	5	11.7
A220-100	27	4	—	—	—	—	31	1.3	14
A220-300	—	—	—	—	—	—	—	—	50	50
A319-100	42	—	—	13	—	2	57	18.6
A320-200	33	—	3	15	—	1	52	24.4
A321-200	39	14	28	16	—	6	103	2.3	24
A321-200neo	—	—	—	—	—	—	—	—	100	100
A330-200	3	—	—	8	—	—	11	15.5
A330-300	20	—	—	8	—	3	31	11.7
A330-900neo	2	1	3	1	—	—	7	0.8	30
A350-900	13	—	2	—	—	—	15	2.3	20
Total	434	43	99	145	13	26	760	13.7	238	150

(1)Excludes certain aircraft we own, lease or have committed to purchase (including two CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below. Purchase commitments include two A330-900neo lease commitments with one in each of 2020 and 2021.

We have assumed ten of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the table above. We had agreed to acquire four A350 aircraft from LATAM, but terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. For more information regarding our planned strategic alliance with LATAM, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

The table below summarizes the aircraft operated by regional carriers on our behalf at September 30, 2020. Of this fleet, we have temporarily parked approximately 45 aircraft as of September 30, 2020. The majority of these temporarily parked aircraft are part of our Endeavor fleet but also include aircraft operated by SkyWest and Republic.

In the June 2020 quarter, Compass and GoJet ceased operations on our behalf. Our contracts with each of these carriers were previously scheduled to terminate by the end of 2020. Aircraft previously operated by Compass and GoJet are now being operated by our other regional carriers and are reflected in the table below.

	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	42	18	122	—	—	182
SkyWest Airlines, Inc.	12	6	39	—	67	124
Republic Airline, Inc.	—	—	—	21	46	67
Total	54	24	161	21	113	373

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Financial Condition and Liquidity

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position, which include the following during the nine months ended September 30, 2020:

•Completing financing transactions for approximately $27.0 billion during the nine months ended September 30, 2020. Financings completed during the three months ended September 30, 2020 are listed below. See Note 7, "Debt," for additional information on all financings.
◦Entering into loan agreements to borrow $1.5 billion from the New York Transportation Development Corporation in connection with NYTDC's issuance of Special Facilities Revenue Bonds, Series 2020, to finance, among other things, a portion of the construction costs for the new terminal facilities at LaGuardia Airport.
◦Raising $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program.
•Receiving $5.6 billion as part of the CARES Act payroll support program as described in the CARES Act section below.
•Reducing planned capital expenditures by approximately $3.3 billion for the year, including optimizing the timing of our future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and ground equipment replacement. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about our aircraft purchase commitments.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases, dividends and voluntary pension funding.

We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, financing arrangements, restricted cash equivalents and cash flows from operations. As of September 30, 2020, we had $21.6 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities, $3.0 billion of which we used to repay borrowings under our 2020 secured term loan facility in October 2020. In October 2020, we repaid $2.6 billion in outstanding borrowings under the revolving credit facilities. Following these repayments, we had $2.6 billion undrawn and available under our revolving credit facilities.

We have additional unencumbered assets available for potential financing arrangements, if needed. During the nine months ended September 30, 2020 and prior to the onset of the global pandemic impact, we used existing cash and cash received from financings to fund capital expenditures of $1.4 billion and return $604 million to shareholders. Beginning in the second half of March 2020, capital expenditures have been limited to only those critical to our operation. In addition, share repurchases and dividends have been suspended indefinitely.

Sources and Uses of Liquidity
Operating Activities

Operating activities in the nine months ended September 30, 2020 used $2.5 billion compared to providing $7.5 billion in the nine months ended September 30, 2019. Due to the impact of COVID-19 on our ticket sales, we expect to experience negative cash flows from operations through the remainder of 2020 and possibly beyond.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received, as well as significant ticket cancellations which led to issuance of cash refunds or credits to customers. The total value of cash refunds, excluding taxes and related fees, issued to customers during the three and nine months ended September 30, 2020 was approximately $650 million and $2.8 billion, respectively. The outlook for the remainder of the year is unclear, but we are currently planning for modest demand recovery to continue in the December 2020 quarter.

Fuel. Fuel expense represented approximately 10% of our total operating expense for the nine months ended September 30, 2020. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to decline through the end of 2020 compared to prior year periods consistent with the capacity reductions we have made in response to the pandemic.

Pension Contributions. We have no minimum funding requirements in 2020. As part of our liquidity initiatives, we are suspending voluntary pension funding that we were previously planning for 2020. We had no minimum funding requirements in 2019. However, during 2019, we voluntarily contributed $1.0 billion to these plans.

Voluntary Separation Programs. In the September 2020 quarter, we recorded a $3.1 billion charge associated with voluntary early retirement and separation programs. Approximately $543 million of this charge was disbursed in cash payments to participants during the September 2020 quarter. An additional approximately $270 million of cash payments were disbursed in the September 2020 quarter related to unused vacation and other benefits, which had been previously accrued. We anticipate that approximately $150 million to $250 million in cash payments will be made to participants in these programs in the December 2020 quarter, followed by $600 million in 2021 and the remaining payments in 2022 and beyond.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the nine months ended September 30, 2020, we did not accrue profit sharing expense based on the year-to-date performance and expected pre-tax loss in 2020 due to the pandemic.

We paid $1.6 billion in profit sharing in February 2020 related to our 2019 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals.

CARES Act. See Financing Activities below for discussion of the impact to our liquidity from the CARES Act payroll support program.

Investing Activities

Short-Term Investments. Using a portion of the proceeds we obtained through our financing transactions discussed below, in the nine months ended September 30, 2020 we acquired a net of $5.0 billion in short-term investments. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $1.4 billion and $3.9 billion for the nine months ended September 30, 2020 and 2019, respectively. Our capital expenditures during the nine months ended September 30, 2020 were primarily related to the purchases of aircraft, fleet modifications and technology enhancements prior to the onset of the COVID-19 pandemic.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of certain aircraft. In the September 2020 quarter we restructured our aircraft order books with Airbus and MHI RJ Aviation Group (manufacturer of CRJ aircraft) in an effort to better match the timing of aircraft deliveries with our network and financial needs over the next several years. The restructuring reduces our aircraft purchase commitments by more than $2 billion in 2020 and by more than $5 billion through 2022. All deliveries in 2020 after February have been or will be fully financed. The shift in delivery timing is intended to allow us to maintain our Airbus order book and to continue simplifying and modernizing our fleet.

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

Equity Investments. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share, through a tender offer. In addition, to support the establishment of the strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, $200 million of which was disbursed in 2019. We disbursed an additional $75 million during the September 2020 quarter, with the remaining $75 million due through the end of 2021.

As part of our planned strategic alliance with LATAM, we have also assumed 10 of LATAM's A350 purchase commitments with Airbus for deliveries through 2025. We had also agreed to acquire four A350 aircraft from LATAM, but terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. We continue to believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

We sold our GOL ownership stake in 2019 and have ended our commercial agreements with GOL to facilitate the formation of our strategic alliance with LATAM. During 2015, in conjunction with our investment in GOL we agreed to guarantee GOL’s $300 million five-year term loan facility with third parties that matured in August 2020. During the September 2020 quarter, we loaned GOL $250 million, to be used exclusively to repay the aforementioned 2015 term loan. The $250 million loan to GOL reduced our financial exposure and provides us with additional collateral while providing GOL more time to address its obligations during the pandemic. Our loan to GOL is secured by GOL’s ownership interest in Smiles, GOL’s publicly traded loyalty program, as well as other collateral. As of September 30, 2020, the outstanding principal balance of the loan, which is scheduled to be repaid in monthly installments through the end of 2021, was $235 million.

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

A substantial majority of the project costs will be funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2020, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Given reduced passenger volumes resulting from the COVID-19 pandemic, we intend to accelerate the construction schedule for this project. Using cash on hand and/or the credit facility, we expect to spend approximately $350 million, an increase from the previous estimate of $200 million, on this project during 2020, of which $225 million was incurred in the nine months ended September 30, 2020.

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

We currently expect our project cost to be approximately $3.5 billion, net of the $481 million Port Authority contribution, and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $600 million on this project during 2020, of which $394 million was incurred in the nine months ended September 30, 2020.

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2020, we obtained approximately $27.0 billion from financing transactions. Those completed during the three months ended September 30, 2020 are listed below.

•Entering into loan agreements to borrow $1.5 billion from the New York Transportation Development Corporation in connection with NYTDC's issuance of Special Facilities Revenue Bonds, Series 2020, to finance, among other things, a portion of the construction costs for the new terminal facilities at LaGuardia Airport.
•Raising $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program.

The principal amount of our debt and finance leases was $35.1 billion at September 30, 2020.

In October 2020, we repaid all outstanding borrowings under our $3.0 billion 2020 secured term loan facility, which was subsequently terminated, and repaid $2.6 billion in outstanding borrowings under our revolving credit facilities. We have additional unencumbered assets available for potential financing arrangements, if needed.

In response to the impact that the demand environment has had on our financial condition, our credit rating was downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3.

CARES Act. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency relief through the CARES Act payroll support program, which totaled $5.6 billion after receiving $701 million in the September 2020 quarter. This includes the final installment paid in July under the original $5.4 billion allocation, plus an incremental installment of $157 million paid in September. The relief payments are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include prohibitions on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments consisted of $4.0 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we issued to the U.S. Department of the Treasury warrants to acquire more than 6.7 million shares of Delta common stock. These warrants have an exercise price of $24.39 per share and a five-year term.

As of September 30, 2020, we had recognized $2.6 billion of the grant as contra-expense with the remaining $1.3 billion recorded as a deferred contra-expense in other accrued liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as contra-expense by the end of 2020.

The CARES Act also provided for up to $25 billion in secured loans to the airline industry. We were eligible and entered into a non-binding letter of intent in the June 2020 quarter with the U.S. Department of the Treasury for $4.6 billion under the loan program. In the September 2020 quarter, however, we elected not to participate in this program.

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

Capital Return to Shareholders. In early March 2020, we suspended both our share repurchase program and future dividends due to the impact of the pandemic. Prior to suspending these activities, in the March 2020 quarter, we repurchased and retired 6 million shares of our common stock at a cost of $344 million. Both share repurchases and dividends are restricted through the September 2021 quarter under the terms of the CARES Act payroll support program and certain of our debt agreements.

Undrawn Lines of Credit

During the March 2020 quarter, we drew $3.0 billion on our revolving credit facilities, of which approximately $400 million was repaid in the September 2020 quarter. In addition, we had outstanding letters of credit as of September 30, 2020, including approximately $300 million that reduced the availability under our revolvers and approximately $300 million that did not affect the availability of our revolvers. These activities resulted in approximately $25 million undrawn as of September 30, 2020.

In October 2020, we repaid $2.6 billion in outstanding borrowings under the revolving credit facilities. Following these repayments, we had $2.6 billion undrawn and available under our revolving credit facilities.

Covenants

For a description of certain covenants of our debt agreements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with the covenants in these debt agreements at September 30, 2020.

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

Income Taxes. In 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries. We adopted the new standard effective January 1, 2020 during the September 2020 quarter with no material impact on our condensed consolidated financial statements.

Supplemental Information

We sometimes use information ("non-GAAP financial measures") that is derived from the Condensed Consolidated Financial Statements but that is not presented in accordance with GAAP. Under the Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. The reconciliations presented below of the non-GAAP measures used in this 10-Q may not calculate exactly due to rounding.

Pre-tax (loss)/income, adjusted

The following table shows a reconciliation of pre-tax (loss)/income (a GAAP measure) to pre-tax (loss)/income, adjusted (a non-GAAP financial measure). In the current period, pre-tax (loss)/income, adjusted excludes the following items directly related to the impact of COVID-19 and our response for comparability with the prior period:

•Restructuring charges. We recognized $5.3 billion of restructuring charges following strategic business decisions in response to the COVID-19 pandemic. These charges primarily include voluntary early retirement and separation programs charges and impairments and related charges from the decisions to retire the remaining 767-300ER fleet and the 717 and CRJ-200 fleets.

•CARES Act grant recognition. We recognized $1.3 billion of the grant proceeds from the CARES Act payroll support program as a contra-expense. We are recognizing the grant proceeds as contra-expense based on the periods that the funds are intended to compensate, and we expect to use all proceeds from the payroll support program by the end of 2020.

•Impairments and equity method losses. These charges relate to the write-down of our investment in Virgin Atlantic based on our share of its losses.

•Pension settlement charges. These charges were recognized in connection with the voluntary programs.

We also regularly adjust pre-tax (loss)/income for the following items to determine pre-tax (loss)/income, adjusted for the reasons described below.

•MTM adjustments and settlements on hedges. MTM adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period. Settlements represent cash received or paid on hedge contracts settled during the applicable period.

•Equity investment MTM adjustments. We previously recorded our proportionate share of losses from our equity investments in Virgin Atlantic, Grupo Aeroméxico and LATAM in non-operating expense. (As a result of Grupo Aeroméxico's and LATAM’s bankruptcy filings, we no longer have significant influence with Grupo Aeroméxico or LATAM and have discontinued accounting for these investments under the equity method in the June 2020 quarter.) We adjust for our equity method investees' hedge portfolio MTM adjustments to allow investors to understand and analyze our core operational performance in the periods shown.

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

	Three Months Ended September 30,
(in millions)	2020	2019
Pre-tax (loss)/income	$(6,859)	$1,947
Less: Restructuring charges	5,345	—
Less: CARES Act grant recognition	(1,315)	—
Less: Impairments and equity method losses	114	—
Less: Pension settlement charges	30
Adjusted for:
MTM adjustments and settlements on hedges	(3)	(25)
Equity investment MTM adjustments	—	10
MTM adjustments on investments	99	35
Delta Private Jets adjustment	—	1
Pre-tax (loss)/income, adjusted	$(2,589)	$1,968

Operating Expense, adjusted

The following table shows a reconciliation of operating expense (a GAAP measure) to operating expense, adjusted (a non-GAAP financial measure). In the current period, operating expense, adjusted excludes the following items directly related to the impact of COVID-19 and our response: restructuring charges and CARES Act grant recognition, as discussed above under the heading pre-tax (loss)/income, adjusted. We also adjust operating expense for MTM adjustments and settlements on hedges, third-party refinery sales and Delta Private Jets adjustment for the same reasons described above under the heading pre-tax (loss)/income, adjusted and below under the heading TRASM, adjusted to determine operating expense, adjusted.

	Three Months Ended September 30,
(in millions)	2020	2019
Operating expense	$9,448	$10,489
Less: Restructuring charges	(5,345)	—
Less: CARES Act grant recognition	1,315	—
Adjusted for:
MTM adjustments and settlements on hedges	3	25
Third-party refinery sales	(417)	(6)
Delta Private Jets adjustment	—	(49)
Operating expense, adjusted	$5,004	$10,460

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
TRASM	10.82	¢	16.58	¢	13.42	¢	16.94	¢
Adjusted for:
Third-party refinery sales	(1.47)		(0.01)		(0.73)		(0.05)
Delta Private Jets adjustment	—		(0.06)		—		(0.07)
TRASM, adjusted	9.35	¢	16.51	¢	12.70	¢	16.83	¢

CASM-Ex

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). In the current period, CASM-Ex excludes restructuring charges directly related to the impact of COVID-19 and our response and CARES Act grant recognition, as discussed above under the heading pre-tax (loss)/income, adjusted. We also adjust CASM for the following items to determine CASM-Ex for the reasons described below.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
CASM	33.40	¢	13.85	¢	25.30	¢	14.46	¢
Less: Restructuring charges	(18.89)		—		(7.98)		—
Less: CARES Act grant recognition	4.65		—		2.65		—
Adjusted for:
Aircraft fuel and related taxes	(1.72)		(2.96)		(2.51)		(3.10)
Third-party refinery sales	(1.47)		(0.01)		(0.73)		(0.05)
Profit sharing	—		(0.68)		—		(0.60)
Delta Private Jets adjustment	—		(0.05)		—		(0.06)
CASM-Ex	15.96	¢	10.15	¢	16.74	¢	10.66	¢

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

•Strategic investments. Cash flows related to our investments in and related transactions with other airlines are included in our GAAP investing activities. We adjust for this activity because it provides a more meaningful comparison to our airline industry peers.

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

	Three Months Ended September 30,
(in millions)	2020	2019
Net cash (used in)/provided by operating activities	$(2,575)	$2,245
Net cash used in investing activities	(1,144)	(1,125)
Adjusted for:
Net purchases of short-term investments	745	—
Strategic investments	235	81
Net cash flows related to certain airport construction projects and other	208	221
Total free cash flow	$(2,531)	$1,422

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K. However, in light of the debt we have incurred since the onset of the COVID-19 pandemic, we discuss below the impact of this debt on our interest rate risk.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our debt obligations. Market risk associated with our fixed and variable-rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At September 30, 2020, we had $22.8 billion of fixed-rate debt and $11.1 billion of variable-rate debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $1.2 billion at September 30, 2020 and would have increased the annual interest expense on our variable-rate debt and variable-rate finance leases by $61 million.

The U.K. Financial Conduct Authority announced in July 2017 that it intends to no longer compel banks to submit rates for the calculation of the London interbank offered rate ("LIBOR") after 2021. To mitigate the possible impact, various regulators have proposed alternative reference rates. The effect of any discontinuation or replacement of LIBOR cannot be predicted at this time, but we believe our risk would be limited to variable-rate debt and variable-rate finance leases which utilize this rate. At September 30, 2020 we had approximately $8.0 billion of variable-rate debt and variable-rate finance leases maturing after 2021 that include provisions to update the applicable reference rate which are not expected to be materially different from LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2020 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The rapid spread of the COVID-19 virus, the persistence of the resulting pandemic and measures implemented to combat it have had, and will continue to have, a material adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects.

The rapid spread of COVID-19 and the persistence of the resulting pandemic, as well as the measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are continuing to have a material adverse effect on the demand for worldwide air travel, and consequently upon our business. Among other effects of the COVID-19 pandemic affecting air travel and our business:

•In the United States, which is our primary market, the federal government has encouraged social distancing efforts and limits on gathering size. While the federal government has lifted its global advisory recommending that U.S. citizens avoid all international travel, numerous travel advisories and restrictions remain in place between the United States and specific countries;
•Many foreign governments have placed restrictions or quarantines on citizens of other countries, including citizens of the U.S., flying into their countries;
•State and local governments have issued travel restrictions, quarantines and advisories and health-related curfews or “shelter in place” orders which dissuade or restrict air travel;
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
•Many popular tourist destinations have been, and remain, closed, or operations are being curtailed, reducing the demand for leisure air travel;
•Travelers are discouraged from air travel to destinations where COVID-19 is particularly virulent;
•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased (and contagion or virus-related deaths linked or alleged to be linked to travel on our aircraft, whether accurate or not, may injure our reputation);
•Travelers may not be inclined to fly in significant numbers until widespread advances by the medical community are available;
•Travelers may be dissuaded from flying due to possible enhanced COVID-19-related screening measures, which are being implemented to varying degrees and in different ways across multiple markets we serve; and
•Travelers may be dissuaded from flying due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes.

These effects related to the COVID-19 pandemic are negatively impacting air travel in general, which in turn are materially adversely affecting our revenues and results of operations. Although certain of the restrictions above have begun, and may continue, to ease in some places, the ongoing pandemic, including large outbreaks and resurgences of COVID-19 in various regions, has resulted, and may continue to result, in their reinstitution. Moreover, additional currently unknown restrictions or other events dissuading air travel may occur in the future as a result of the pandemic (including possibly in the near term), lengthening the negative effects of the COVID-19 pandemic on our business.

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

In response to the crisis, we are taking certain steps to mitigate the effects on our business, which themselves may have negative consequences with respect to our business and operations. For example, we have significantly reduced our flight capacity and have capped load factors on all flights that we are operating. However, the cost savings achievable with temporary capacity reductions will not completely eliminate the costs related to unused capacity.

Furthermore, we have waived air travel booking change fees to a broad extent and extended the ability to rebook that travel for up to two years in order to encourage travelers to book air travel (or not cancel already booked travel) despite the inherent uncertainty caused by the COVID-19 pandemic. Despite these efforts, we have experienced significant ticket cancellations. Cancellations, the waiver, and in many cases elimination, of change fees and other refunds have negatively affected our revenues and liquidity, and we expect such negative effects to continue.

Other cost-saving measures that we have implemented, such as deferral of nonessential maintenance, capital expenditure reductions, voluntary early retirement and separation programs, hiring freezes, facility closures, deferral of pension funding and compensation reductions for officers and work-hour reductions for other employees, or may consider in the future, will not make-up for the loss in cash as result of decreased ticket sales and cancellations and could also negatively affect our service to customers. The pandemic is also having a material adverse effect on third parties whose services we utilize, including other carriers with which we have commercial relationships (international carriers and regional carriers in the Delta Connection program) and providers of ground services at some airports, which may also negatively affect our service to customers.

We are unable to predict how long conditions related to the pandemic will persist, when widespread advances by the medical community will be available, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Furthermore, not only are the duration of the pandemic and future correlative combative measures at present unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future material changes in the situation. It therefore is impossible to predict whether any such unknown future developments will occur in the near, medium or long terms, and depending on the duration of the pandemic, such negative developments may occur over the entirety of the event.

At this time, we are also not able to predict the extent to which the COVID-19 pandemic may result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" and "teleconferencing" products and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business.

Collectively, the foregoing circumstances have had, and are continuing to have, a material adverse effect on our business, results of operations and financial condition.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Form 10-Q, in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in other filings we may make from time to time with the SEC.

We have a significant amount of fixed obligations and have incurred significant amounts of new debt in a short period in response to the COVID-19 pandemic. Insufficient liquidity may have a material adverse effect on our financial condition and business.

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

We had approximately $21.6 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities as of September 30, 2020; however, our future liquidity could be negatively affected by the risk factors discussed in this Form 10-Q, in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in other filings we may make from time to time with the SEC. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain financial covenants in our financing and credit card processing agreements or with other material provisions of our contractual obligations.

Agreements governing our debt, including our credit facilities and our SkyMiles financing agreements, include financial and other covenants. Certain of these covenants impose restrictions on our business, and failure to comply with any of the covenants in these agreements could result in events of default.

Our debt agreements contain various affirmative, negative and financial covenants, including our credit facilities and our SkyMiles financing agreements, each of which contains a minimum liquidity covenant. Certain of our debt agreements also contain collateral coverage ratios, and our SkyMiles financing agreements contain a debt service coverage ratio. A decline in these coverage ratios, including due to factors that are not under our control, could under certain circumstances require us to post additional collateral or trigger an early amortization event. Our SkyMiles financing agreements also restrict our ability to, among other things, change the policies and procedures of the SkyMiles program in a manner that would reasonably be expected to materially impair repayment of our SkyMiles debt.

Complying with certain of the covenants in our debt agreements and other restrictive covenants that may be contained in any future debt agreements could limit our ability to operate our business and to take advantage of business opportunities that are in Delta’s long-term interest. The terms of any future indebtedness we may incur could include more restrictive covenants.

While the covenants in our debt agreements are subject to important exceptions and qualifications, if we fail to comply with them and are unable to obtain a waiver or amendment, refinance the indebtedness subject to these covenants or take other mitigating actions, an event of default would result. These arrangements also contain other events of default customary for such financings. If an event of default were to occur, the lenders and noteholders could, among other things, declare outstanding amounts due and payable and where applicable and subject to the terms of relevant collateral agreements, repossess collateral, which may include aircraft or other valuable assets. In addition, an event of default or declaration of acceleration under one facility or indenture could result in an event of default under other of our financing agreements. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under our financing arrangements.

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

The COVID-19 pandemic has significantly impacted the operations of our airline partners. These carriers have incurred significant financial losses as a result of the pandemic, and some have been or may be forced to seek protection under applicable bankruptcy laws. For example, since the onset of the pandemic, LATAM Airlines and Grupo Aeroméxico filed voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code, Virgin Australia entered voluntary administration in Australia seeking to recapitalize its business, and Virgin Atlantic undertook a voluntary recapitalization process in the U.K. and instituted ancillary proceedings in support of that process in the U.S. The effects of the COVID-19 pandemic, along with these actions, have adversely impacted our equity investments in certain of these carriers, and similar actions by other foreign airline partners could adversely impact our equity investments in those carriers, potentially leading to reduced influence over those carriers, and impairments or other write-downs of assets associated with them. If any airline partners seeking to restructure are unable to do so successfully, our business and results of operations could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2020 quarter. In March 2020, we suspended our share repurchase program due to the impact of the COVID-19 pandemic and are restricted from conducting share repurchases through the September 2021 quarter under the CARES Act and certain of our debt agreements. Therefore, there were no shares repurchased in the September 2020 quarter pursuant to our $5 billion share repurchase program.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan or Programs
July 2020	3,192	$27.33	3,192	$730
August 2020	16,371	$25.65	16,371	$730
September 2020	19,524	$30.66	19,524	$730
Total	39,087		39,087

In connection with funding that we received under the CARES Act payroll support program, as described further in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we issued warrants to acquire 862,239 shares of Delta common stock in the September 2020 quarter to the U.S. Department of Treasury under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

10.1(a)        Amendment No 11, dated as of July 30, 2020 to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014 between Delta and Airbus S.A.S.**
10.1(b)        Amended and Restated Letter Agreement No. 1, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014**
10.1(c)        Amended and Restated Letter Agreement No. 4, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014**
10.2(a)        Amendment No. 2, dated as of July 30, 2020 to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Delta and Airbus S.A.S.**
10.2(b)        Amended and Restated Letter Agreement No. 1, dated as of July 30, 2020, relating to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Delta and Airbus S.A.S.**
10.3        Term Loan Credit and Guaranty Agreement, dated as of September 23, 2020, among Delta, SMIP, the guarantors party thereto, Barclays Bank PLC, as administrative agent, U.S. Bank National Association, as collateral administrator, and the lenders party thereto (filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020)*
15        Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1        Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
31.2        Certification by Delta's Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
32        Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Executive Vice President and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE        Inline XBRL Taxonomy Extension Presentation Linkbase Document
104        The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)
*Incorporated by reference
**Portions of this exhibit have been redacted pursuant to item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Finance and Controller
(Principal Accounting Officer)
October 13, 2020