Form 10-K
period 2020-12-31
DELTA AIR LINES, INC.
filed 2021-02-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $17.9 billion.
On January 31, 2021, there were outstanding 638,146,665 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us," and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

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
Delta Air Lines, Inc. 2020 Form 10-K                                      1

Item 1. Business
Part I

ITEM 1. BUSINESS

General

As a global airline based in the U.S., we connect customers across our expansive global network. In 2019, we served approximately 200 million customers and were the world’s largest airline by total revenues and the most profitable with five consecutive years of $5 billion or more in pre-tax income from 2015 through 2019. In 2020, we made significant adjustments to our network and operations as a result of the unprecedented and widespread impact of COVID-19 and the related travel restrictions and social distancing measures that significantly reduced demand for air travel.

After initially impacting our service to China beginning in January 2020, the spread of COVID-19 and the resulting global pandemic have significantly affected our entire network. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. In the United States, which is our primary market, the federal government has discouraged travel and encouraged social distancing efforts and limits on gathering size. Numerous travel advisories and restrictions have been implemented, some of which remain in place, between the United States and specific countries. Many foreign governments have also placed restrictions or quarantines on citizens of other countries, including citizens of the U.S., flying into their countries. For instance, the U.S. and numerous other countries are now requiring airline passengers to provide negative COVID-19 test results prior to travel into their countries. State and local governments have also issued travel restrictions, quarantines and advisories and health-related curfews or “shelter in place” orders which dissuade or restrict air travel. As a result, demand for travel declined at a rapid pace in the March 2020 quarter and has remained depressed, which has had an unprecedented and materially adverse impact on our revenues, results of operations and financial position. In 2020, we served approximately 70 million customers, many of them prior to the pandemic’s onset. More information about the effect of the COVID-19 pandemic on our business can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

We remain committed to industry-leading safety and reliability and are consistently among the industry’s best performers. Our people are our strongest competitive advantage. Our employees provide world-class travel experiences for our customers and give back to the communities where they live, work and serve. Following the onset of the COVID-19 pandemic, we have intensified our focus on ensuring the safety and health of our customers, including through the creation of our Global Cleanliness organization and implementation of the Delta Care Standard to ensure a consistently safe and sanitized experience across our facilities and aircraft. We believe these actions have been an important driver behind the significant increases in our domestic net promoter scores during 2020. Other key competitive advantages include our operational reliability, our global network and customer loyalty.

In recent years, we have diversified revenue streams beyond the basic sale of an airline ticket in an effort to reduce the impact of cyclicality and other significant reductions in air travel demand on our results. Our partnership with American Express continued to provide a co-brand revenue stream tied to broader consumer spending during 2020. Our recent focus on premium products and customer segmentation enhanced our revenue growth prior to the pandemic and reduced reliance on the most price sensitive customer segment, a differentiator that we believe has benefited us during the pandemic. We also maintain complementary portfolio businesses, such as our cargo business and our Maintenance, Repair and Overhaul (“MRO”) operation, where we believe we remain well positioned for organic growth through contractual agreements with jet engine manufacturers.

Our internet address is www.delta.com. Information contained on our website is not part of, and is not incorporated by reference in, this Form 10-K.

The Delta Brand

In 2020, we continued to have the world’s most valuable airline brand. Over the last decade, we significantly improved the quality and reliability of our operations, and our customer satisfaction scores increased significantly as a result. With operational excellence, best-in-class service and a commitment to ensuring the health and safety of our customers, we have continued to earn our customers' trust and preference by delivering the "Delta Difference." We believe our continued investment in customer service and experience, operations, product, airports and technology has shaped customer perception of our brand and driven increased customer loyalty.

Delta Air Lines, Inc. 2020 Form 10-K                                      2

Item 1. Business
Our Global Network and Fleet

In 2019, we offered more than 5,000 daily departures and as many as 15,000 affiliated departures including the premier SkyTeam alliance, of which Delta is a founding member. We generated over 70% of our 2019 passenger revenue from our domestic network, centered around high-margin core hubs in Atlanta, Minneapolis-St. Paul, Detroit and Salt Lake City. These core hub positions complement traditionally strong coastal hub positions in Boston, Los Angeles, New York-LaGuardia, New York-JFK and Seattle. We have agreements with domestic regional carriers that operate as Delta Connection® to feed traffic to our domestic hubs. As a result of decreased demand for air travel caused by the COVID-19 pandemic, we significantly reduced our system-wide flight operations, including operations at all of the hubs listed above, beginning in March 2020. We expect to continue to evaluate and adjust our operations to address evolving conditions.

Although our international operations have been substantially curtailed as a result of the COVID-19 pandemic, we continue to serve Transatlantic, Transpacific and Latin America markets directly on Delta and through joint ventures with global airline partners. Internationally, we have significant hubs and market presence in Amsterdam, London-Heathrow, Mexico City, Paris-Charles de Gaulle and Seoul-Incheon.

Through innovative alliances with Aeroméxico, Air France-KLM, China Eastern, Korean Air and Virgin Atlantic, and an alliance pending regulatory approval with LATAM Airlines, we seek to bring more choice to customers worldwide. Our strategic relationships with these international airlines are an important part of our business as they improve our access to markets around the world and enable us to provide customers a more seamless global travel experience across our alliance network. In 2019, we and our alliance partners collectively served over 140 countries and more than 900 destinations around the world. The most significant of these arrangements are commercial joint ventures that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. In some cases, we have reinforced strategic alliances through equity investments where we have opportunity to create deep relationships and maximize commercial cooperation. For additional information about the effect of the COVID-19 pandemic on our investments in these airlines, see "Commercial Arrangements with Other Airlines" below and Note 5 of the Notes to the Consolidated Financial Statements.

At December 31, 2020, our network included a fleet of more than 1,100 aircraft that are varied in size and capabilities, giving us flexibility to adjust aircraft to the network. Prior to the pandemic, we began refreshing our fleet, acquiring new, more fuel efficient aircraft with increased premium seating, to replace older aircraft and had begun to reduce our fleet complexity with fewer fleet types. We accelerated this fleet simplification strategy by retiring 227 aircraft in 2020, with plans to retire an additional 128 aircraft by 2025.

Expanded Products and Services

Over the last decade we have fundamentally transformed our business by investing in our people, our product and our reliability to alter the commodity-like nature of air travel. We have a retail oriented, merchandised approach to distribution with well-defined and differentiated products for our customers. Through improved product segmentation, we offer distinct travel experiences with clear value propositions that enable customer choice and include exceptional service onboard our aircraft. In both 2020 and 2019, approximately one-third of our passenger revenue was from premium products, which include Delta One®, Delta Premium Select, First Class and Delta Comfort+®. Main Cabin products, including Basic Economy, represented approximately half of our passenger revenue in 2020 and 2019. During 2020, we increased the flexibility with respect to these products by extending expiration on certain tickets and travel credits, eliminating change fees for domestic tickets and international tickets originating from North America, with the exception of Basic Economy tickets, and waiving change fees for all tickets (including Basic Economy) purchased before March 30, 2021. We derive the remainder of our passenger revenue from loyalty travel awards and travel-related services.

Our tickets are sold through various distribution channels, with 59% of tickets sold through direct channels in 2020. These include digital channels, such as delta.com and the Fly Delta app, and our reservations specialists where we deliver more direct, personalized interactions with our customers at reduced distribution costs. Indirect distribution channels include online travel agencies and traditional "brick and mortar" agencies. We make fare and product information widely available across those channels in an effort to ensure customers receive the best information and service options.

We continue to implement merchandising initiatives across our distribution channels to allow customers to better understand our product offerings, make it easier to buy the products they desire and increase customer satisfaction. This merchandising effort is most effective in Delta's digital channels where customers can compare all product options in a single, easy to understand display.

Delta Air Lines, Inc. 2020 Form 10-K                                      3

Item 1. Business
Innovative Technology to Improve Service and Efficiency

Our objective is to make technology a strategic differentiator. We continue to invest in technological improvements that support our operations and provide tools for our employees. These investments include improvements to infrastructure and technology architecture to unify and improve access to data sources and continuing innovations to customer facing applications. We believe this digital transformation is enhancing interactions with our customers and allows our people to deliver more personalized service, further enhancing the customer experience and strengthening our brand.

Through the development of innovative new technologies, we can better serve customers and give our employees the best tools. For our customers, we are making investments in the Fly Delta app, in the airport and onboard our aircraft. We are evolving the Fly Delta app into a digital travel concierge for our customers to offer convenient services on the day of travel and deliver thoughtful notifications to make their travel journeys more seamless. In the airport, we are investing to create a smoother, less stressful and increasingly contactless travel experience. Onboard the aircraft, we continue to invest in in-flight entertainment with free messaging, and approximately 95% of our mainline aircraft were equipped with seat-back screens as of December 31, 2020. For our employees, we are investing in applications that allow our people to have more meaningful interactions with our customers, as well as tools to make our employees safer and better able to do their jobs.

Customer Loyalty Program

The SkyMiles program is designed to attract lifetime members and grow customer loyalty by offering incentives to increase travel with us. Our award-winning program offers a wide variety of benefits including award travel and access to complimentary elite benefits and services when traveling with us and our partners. As our brand has strengthened, the SkyMiles program has seen an acceleration in membership growth. We believe there is opportunity to continue this trend as we seek to elevate our customer engagement through opportunities to earn and redeem mileage credits (“miles”) as well as co-brand card offerings coupled with a strong customer experience. The SkyMiles program has a large, growing and premium membership base. This membership base has historically resulted in higher premium revenues and more resilient cash flows for us. SkyMiles has been widely recognized as a top loyalty program by external reviewers such as U.S. News and World Report and The Points Guy.

The SkyMiles program provides its members the ability to earn miles when traveling on Delta, Delta Connection and our partner airlines. Miles may also be earned by using certain services offered by program partners, such as credit card companies, hotels, car rental agencies and ridesharing companies. To facilitate transactions with participating companies, we sell miles to non-airline businesses, customers and other airlines. In addition, individuals may purchase miles. They can use these miles for award redemptions such as flights and upgrades on Delta, our regional carriers and other participating airlines as well as donations with specific charities and more. In 2020 and 2019, nearly 10% of revenue miles flown on Delta were from award travel, as program members redeemed miles in the loyalty program for approximately 14 million and 20 million award tickets, respectively.

Our most significant and valuable contract to sell miles relates to our co-brand credit card relationship with American Express. In 2019, we amended our primary co-brand agreement and other related agreements with American Express. The new agreements increase the total benefit we receive and extend the duration of the relationship to 2029.

Commercial Arrangements with Other Airlines

We have marketing alliances with other airlines to enhance our access to domestic and international markets.

Joint Venture Agreements. We have implemented three separate joint venture arrangements with foreign carriers, each of which has been granted antitrust immunity from the U.S. Department of Transportation ("DOT"). We have sought to reinforce a number of the agreements through equity investments in those carriers. As described in Note 5 of the Notes to the Consolidated Financial Statements, although we continue to hold the equity investments referenced below, we reduced the carrying value of our investments in Virgin Atlantic, Grupo Aeroméxico and LATAM to zero during 2020.

Delta Air Lines, Inc. 2020 Form 10-K                                      4

Item 1. Business
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

•A joint venture with Aeroméxico with respect to trans-border traffic flows between the U.S. and Mexico, which we believe Aeroméxico intends to request the court’s approval to assume as part of its bankruptcy proceedings. In addition to the joint venture, we own a non-controlling 51% equity stake in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico. We and Aeroméxico have also established a joint venture relating to an airframe MRO operation located in Queretaro, Mexico.

•A joint venture with Korean Air with respect to traffic flows between the United States and certain countries in Asia. In addition to the joint venture, we own an approximately 13% equity stake in Hanjin-KAL, the largest shareholder of Korean Air.

During 2020, our joint venture with Virgin Australia and its affiliated carriers was repudiated as part of the voluntary administration proceeding relating to the recapitalization of Virgin Australia’s business. We remain optimistic about restarting our joint venture relationship with Virgin Australia once demand recovers and it resumes long-haul international flights.

In 2019, we entered into a framework agreement with LATAM Airlines Group S.A. (“LATAM”) to form a strategic alliance. Pursuant to that agreement, we acquired a non-controlling 20% equity stake in LATAM in January 2020 for $1.9 billion and agreed to make transition payments to LATAM totaling $350 million. In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers a seamless travel experience and industry-leading connectivity. As a result of the COVID-19 pandemic, LATAM initiated a voluntary proceeding to reorganize under U.S. bankruptcy laws in which it has assumed the joint venture agreement. As part of our planned strategic alliance with LATAM, we also assumed 10 of LATAM's A350 purchase commitments with Airbus S.A.S. for deliveries through 2025. We initially agreed to acquire four A350 aircraft from LATAM but terminated this agreement during 2020.

We previously entered into a joint venture agreement with WestJet with respect to trans-border traffic flows between the U.S. and Canada for which we sought antitrust immunity from DOT, among other regulatory approvals. In 2020, we withdrew the application for antitrust immunity and, as a result, we and WestJet are not currently implementing the proposed joint venture. We continue to explore avenues to deepen our relationship with WestJet and generate value for our customers.

Enhanced Commercial Agreements with China Eastern. We own a 3% equity interest in China Eastern, with whom we have a strategic joint marketing and commercial cooperation arrangement covering traffic flows between China and the U.S., which includes reciprocal codesharing, loyalty program participation, airport lounge access and joint sales cooperation.

SkyTeam. In addition to our marketing alliance agreements with individual foreign airlines, we are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aeroflot, Aerolíneas Argentinas, Aeroméxico, Air Europa, Air France, Alitalia, China Airlines, China Eastern, Czech Airlines, Garuda Indonesia, Kenya Airways, KLM, Korean Air, Middle East Airlines, Saudia, TAROM, Vietnam Airlines and Xiamen Airlines. Through alliance arrangements with other SkyTeam carriers, we are able to link our network with the route networks of the other member airlines, providing opportunities to increase connecting traffic while offering enhanced customer service through reciprocal codesharing and loyalty program participation, airport lounge access and cargo operations.

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our route system by serving passengers primarily in small and medium-sized cities in the domestic market. These arrangements enable us to better match capacity with demand in these markets.

Delta Air Lines, Inc. 2020 Form 10-K                                      5

Item 1. Business
Through our regional carrier program, Delta Connection®, we have contractual arrangements with regional carriers to operate aircraft using our "DL" designator code. We currently have contractual arrangements with:

•Endeavor Air, Inc., a wholly owned subsidiary of ours.
•Republic Airline, Inc. ("Republic").
•SkyWest Airlines, Inc. ("SkyWest Airlines").

Our contractual agreements with regional carriers primarily are capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers' flights operating under our "DL" designator code. We are entitled to all ticket, cargo, mail, in-flight and ancillary revenues associated with the flights under these capacity purchase arrangements. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are long-term agreements, usually with initial terms of at least ten years, which grant us the option to extend the initial term. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

SkyWest Airlines operates some flights for us under a revenue proration agreement. This proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Global Impact

As we connect people with communities, experiences and each other, we are committed to doing our part to build a better world. Giving back to the communities where we live, work and serve is part of our culture, and we have maintained this commitment through the COVID-19 pandemic, with Delta people shifting to virtual platforms and finding innovative, new ways to give back. For example, during 2020, Delta supported healthcare workers by manufacturing 70,000 face shields to extend the life of N95 mask respirators, donated 800,000 pounds of snacks and drinks to hospitals in 20 countries, and provided more than 350 free flights for medical professionals traveling to assist states that were heavily impacted by the pandemic.

As a purpose-driven and values-led company, we are committed to reducing our environmental impact. The chief focus of reducing our impact on the environment is jet fuel, which is the primary contributor to our carbon footprint. In February 2020, we announced plans to invest $1 billion in the next 10 years in our effort to achieve carbon neutrality, a commitment we have reiterated even with the unprecedented challenges presented for the airline industry by the COVID-19 pandemic. We continue to focus on increasing fuel efficiency as we replace older aircraft with more fuel-efficient jets and improve the efficiency of our existing aircraft through operational efforts.

Other Businesses

Cargo

Through our global network, our cargo operations are able to connect the world's major freight gateways. We have historically generated cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. In 2020, following the onset of the COVID-19 pandemic, reduced industry capacity drove a significant increase in our cargo yield, and we also generated cargo revenue through the operation of cargo-only charter flights (i.e., using aircraft in our fleet not then being utilized for passenger travel). We are a member of SkyTeam Cargo, an international airline cargo alliance with 10 other airlines that offer a network spanning six continents, and aim to provide solutions across the globe by connecting our network with those of our partners.

Related Businesses

We have various other businesses arising from our airline operations, including the following:

•In addition to providing maintenance and engineering support for our fleet of approximately 1,100 mainline and regional aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world.
•Our vacation wholesale subsidiary, Delta Vacations, provides vacation packages to third-party consumers.

Delta Air Lines, Inc. 2020 Form 10-K                                      6

Item 1. Business
In January 2020, we combined Delta Private Jets, a former Delta subsidiary that provides aircraft charters, aircraft management and programs allowing members to purchase flight time by the hour, with Wheels Up. As of December 31, 2020, we owned a 24% equity stake in Wheels Up.

In 2019, the total revenue from these other businesses was approximately $1.2 billion. This revenue was reduced to approximately $650 million in 2020 as a result of the COVID-19 pandemic and our deconsolidation of Delta Private Jets following the transaction with Wheels Up.

Employee Matters

Human Capital

We believe that Delta people are our strongest competitive advantage, and the high-quality service that they provide sets us apart from other airlines. As of December 31, 2020, we employed approximately 74,000 people, of which approximately 72,000 were based in the U.S. In 2020, the dedication and determination of Delta people in response to the unprecedented challenges we faced due to the COVID-19 pandemic enabled us to avoid involuntary furloughs of U.S. employees, with approximately 50,000 employees volunteering to take unpaid leaves of absence, approximately 18,000 employees participating in early retirement and voluntary separation programs and from April 1 through December 31, 2020, most employees working reduced hours.

Our principal human capital management objectives are to attract, retain and develop people who understand and are committed to delivering the “Delta Difference” that is core to our brand. To support these objectives, our human resources programs seek to:

•Prepare our employees for key roles and future leadership positions through a variety of training and development programs.
•Reward our people through highly competitive total compensation and benefit programs designed to share our success, promote teamwork and support our people’s total wellbeing.
•Enhance our culture through efforts aimed at making our workplace more engaging, equitable and inclusive.
•Drive employees’ professional and community engagement.

The health and safety of our employees is foundational to achieving these objectives. We have long led the airline industry in employee safety and seek to achieve world-class personal safety performance.

In response to the COVID-19 pandemic, we created pay protection programs for employees with symptoms, diagnosed, exposed or at high risk for severe illness from COVID-19 and established a notification process for potential COVID-19 exposure. We also assembled a COVID-19 task force to develop a series of safety measures in an effort to protect our employees and customers, including offering on-site rapid COVID-19 testing in most locations and making at-home testing available for all U.S.-based employees, and offering a return-to-work safety training program.

Our commitment to diversity, equity and inclusion is also critical to effective human capital management at Delta. As a global airline, we are in the business of bringing people together, and we believe our business should reflect the diversity of our customer base. To achieve this goal, we seek diverse talent internally and externally in an effort to achieve broader diverse representation throughout our organization. We also promote inclusion through education, training and development opportunities as well as by leveraging insights from our business resource groups, of which approximately one-third of our employees were members as of December 31, 2020. In addition, we intend to drive accountability for equitable outcomes by reviewing and revising systems, practices and policies and measuring inclusive behaviors, practices and representation. Two key areas on which we are focused are (1) reinforcement of our diverse talent pipeline by, among other things, requiring hiring candidate slates and interview panels to reflect diversity and giving equal consideration for accessible experience or certifications in an effort to remove unnecessary barriers, like college degrees, to certain roles and (2) closing diversity gaps in senior leadership positions by increasing the representation of minority and female officers, including doubling the number of black officers by 2025.

Delta Air Lines, Inc. 2020 Form 10-K                                      7

Item 1. Business
We believe that listening, engaging and connecting with employees furthers our human capital management objectives. We have historically done so primarily through our open-door policy, digital communication across all levels of the company, in-person events with senior management and company-wide and division-specific surveys to evaluate employee satisfaction. Since March 2020, senior management has participated in weekly company-wide virtual town hall discussions with our employees and our Chief Executive Officer has written weekly memos to all employees regarding our response to the COVID-19 pandemic and our plan to take action on racial justice and diversity. We have also continued to conduct periodic employee surveys to seek feedback on wellbeing, communication and our COVID-19 response.

Collective Bargaining

As of December 31, 2020, 23% of our approximately 74,000 full-time equivalent employees were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	12,940	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	350	PAFCA	November 1, 2024
Endeavor Air Pilots	1,900	ALPA	January 1, 2024
Endeavor Air Flight Attendants	1,480	AFA	March 31, 2025

We are in mediated discussions with the representative of the Delta pilots regarding terms of their amendable collective bargaining agreement under the auspices of the National Mediation Board ("NMB").

In addition to the domestic airline employee groups discussed above, approximately 190 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2022. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self-help upon the expiration of the agreement. Certain of our employees outside the U.S. are represented by unions, work councils or other local representative groups.

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

The following table shows our aircraft fuel consumption and costs, which were materially reduced in 2020 in large part due to our reduced operations in response to the COVID-19 pandemic.

Fuel consumption and expense by year
Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2020	1,935	$3,176	$1.64	10.7%
2019	4,214	$8,519	$2.02	21.1%
2018	4,113	$9,020	$2.20	23.0%

(1)Includes the operations of our regional carriers operating under capacity purchase agreements.
(2)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. 2020 Form 10-K                                      8

Item 1. Business
Monroe Energy

Our wholly owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, "Monroe"), operate the Trainer refinery and related assets located near Philadelphia, Pennsylvania. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK. These companies are distinct from us, operating under their own management teams and with their own boards of managers. We own Monroe as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, as well as to maintain sufficiency of supply to our New York operations.

Refinery Operations. The facility is capable of refining approximately 200,000 barrels of crude oil per day. In addition to jet fuel, the refinery's production consists of gasoline, diesel and other refined petroleum products ("non-jet fuel products"). Monroe sources domestic and foreign crude oil supply from a variety of providers. During 2020, the refinery operated at 60% – 90% of normal production levels, largely due to the significant decrease in the demand for jet fuel. Additionally, due to the decrease in demand for jet fuel, the refinery has shifted production to produce more non-jet fuel products.

Strategic Agreements. Monroe has agreements in place to exchange the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations.

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

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), operational reliability, services, products, customer service and loyalty programs. The industry has evolved through mergers and new entry, both domestically and internationally, and evolution in international alliances. Consolidation in the airline industry, the presence of subsidized government sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with significant financial resources, extensive global networks and competitive cost structures. The COVID-19 pandemic could enhance the competitive dynamics within the industry, although we are unable to predict the duration and extent of this potentially increased pressure.

Domestic

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra low-cost carriers, including Spirit Airlines, Frontier Airlines and Allegiant Air, some of which may have lower costs than we do and provide service at low fares to destinations served by Delta. Point-to-point, discount and ultra low-cost carriers place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and key airports. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers.

International

Our international operations are subject to competition from both foreign and domestic carriers, including from point-to-point carriers on certain international routes. Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In particular, alliances formed by domestic and foreign carriers, including SkyTeam, the Star Alliance (among United Airlines, Lufthansa German Airlines, Air Canada and others) and the oneworld alliance (among American Airlines, British Airways, Qantas and others) have enhanced competition in international markets.

Delta Air Lines, Inc. 2020 Form 10-K                                      9

Item 1. Business
In addition, several joint ventures among U.S. and foreign carriers, including several of our joint ventures, have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Other joint ventures that have received antitrust immunity include a transatlantic alliance among United Airlines, Air Canada and Lufthansa German Airlines, a transpacific joint venture between United Airlines and All Nippon Airways, a transatlantic joint venture among American Airlines, British Airways and Iberia, a transpacific joint venture between American Airlines and Japan Air Lines and a transpacific joint venture between American Airlines and Qantas.

Competition from government-owned and subsidized carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways, is also significant. Subsidies allowed these carriers to grow quickly prior to the COVID-19 pandemic, reinvest in their product and expand their global presence at the expense of U.S. airlines.

Regulatory Matters

The DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air transportation in the U.S. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. An air carrier that the DOT finds fit to operate is given authority to operate domestic and international air transportation (including the carriage of passengers and cargo). Since the passage of the Airline Industry Deregulation Act in 1978, airlines have generally been free to launch or terminate service to U.S airports without restriction, except with respect to certain slot-controlled and schedule-facilitated airports, as well as certain constraints related to service to small communities governed by the "Essential Air Services" program. The Coronavirus Aid, Relief, and Economic Security Act of 2020 created certain continuation of service obligations in connection with the receipt of payroll support program funds by passenger airlines. Specifically, the DOT has the authority until March 1, 2022 to require airlines that received such funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020. The DOT has issued two orders mandating such service, the most recent of which was finalized on January 15, 2021, mandating service levels through March 31, 2021, subject to certain definitions and exceptions as described in the order.

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

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry, as discussed below, are generally governed by the Railway Labor Act with oversight by the NMB. Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

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

Delta Air Lines, Inc. 2020 Form 10-K                                      10

Item 1. Business
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

Airline Labor Regulation

Labor unions representing airline employees in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the NMB an application alleging a representation dispute, along with authorization cards signed by at least 50% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. A labor union will be certified as the representative of the employees in a craft or class if more than 50% of votes cast are for representation. A certified labor union would commence negotiations toward a collective bargaining agreement with the employer.

Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in “self-help,” unless the U.S. President appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in self help. Self-help includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent self-help by enacting legislation that, among other things, imposes a settlement on the parties.

Delta Air Lines, Inc. 2020 Form 10-K                                      11

Item 1. Business
Environmental Regulation and Related Matters

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

In 2016, ICAO formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). This program establishes a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2021, based on a 2019 baseline. A pilot phase of the offset program will begin in 2021, followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, and the United States has agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. The U.S. government has not yet enacted legislation to mandate that U.S. operators participate in CORSIA. However, Delta submitted our CORSIA Emissions Monitoring Plan to the FAA in 2019 and in 2020, submitted our verified emissions report for 2019 international emissions. In 2017, ICAO also adopted new aircraft certification standards to reduce carbon dioxide (CO2) emissions from aircraft. The new aircraft certification standards apply to new fleet types in 2020 and to new in-production aircraft starting in 2023 but no later than 2028. These standards will not apply to existing in-service aircraft. However, exemption from the certification requirement could affect how these aircraft are treated under other programs governing CO2 emissions.

In 2016, the U.S. Environmental Protection Agency ("EPA") issued a final finding under the Clean Air Act that greenhouse gases threaten the public health and welfare, and further determined that certain classes of aircraft engines cause or contribute to greenhouse gases. The endangerment finding did not establish standards, but triggered an obligation for the EPA to regulate greenhouse gas emissions from certain aircraft engines. In January 2021, the EPA finalized greenhouse gas emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft. The final standards have been challenged by several states and environmental groups, and the Biden administration has announced plans to review these final standards along with others issued by the prior administration. The outcome of the legal challenge and administrative review cannot be predicted at this time.

The airline industry may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs for us and the airline industry. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. Certain airports have also adopted, and others could in the future adopt, greenhouse gas emission or climate-related goals and requirements that could impact our operations or require us to make changes or investments in our infrastructure. We are monitoring and evaluating the potential impact of such developments.

In February 2020, we announced plans to invest $1 billion in the next ten years in our effort to achieve carbon neutrality. As part of this plan, we seek to minimize the impact of carbon emissions from our operations and build on the reductions realized since 2005. We have improved the fuel efficiency of our aircraft through the retirement of older aircraft and their replacement with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop sustainable alternative fuels and efforts to modernize the air traffic control system in the U.S. to further reduce our emissions and minimize our impact on the environment. Beyond carbon reduction efforts, we expect carbon removal through investment in innovative projects and technologies and stakeholder engagement through coalitions intended to advance carbon reduction to be important aspects of our journey to carbon neutrality.
Delta Air Lines, Inc. 2020 Form 10-K                                      12

Item 1. Business
Noise. The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990, require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally imposed regulations become more restrictive or widespread. In addition, foreign governments may allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditure in order for our aircraft to comply with the restrictions.

Refinery Matters. Monroe's operation of the Trainer refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas and other air emissions.

Under the Energy Policy Act of 2005, as expanded by the Energy Independence and Security Act of 2007, the Renewable Fuel Standard ("RFS") was created, setting up specific targets of renewable fuel to be used in the U.S. economy by mandating the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market or obtain a waiver from the EPA. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases primarily in response to predictions about what the EPA and/or the U.S. Congress will do with respect to compliance obligations.

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

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the "CRAF Program"), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period ending September 30, 2022. The CRAF Program has only been activated twice since it was created in 1951.

Additional Information

We make available free of charge on our website at ir.delta.com our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission ("SEC"). Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of those filings.
Delta Air Lines, Inc. 2020 Form 10-K                                      13

Item 1A. Risk Factors
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following material risk factors applicable to Delta. As described below, these risks could materially affect our business, financial condition or results of operations in the future.

Risk Factors Relating to Delta

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

The rapid spread of COVID-19 and the persistence of the resulting pandemic, as well as the measures governments and private parties have implemented in order to stem the spread of this pandemic, have had, and are continuing to have a material adverse effect on the demand for worldwide air travel, and consequently upon our business. Among other effects of the COVID-19 pandemic affecting air travel and our business:

•In the United States, which is our primary market, the federal government has discouraged travel and encouraged social distancing efforts and limits on gathering size.
•Numerous travel advisories and restrictions have been implemented, some of which remain in place, between the United States and specific countries, and many foreign governments have placed restrictions or quarantines on citizens of other countries, including citizens of the U.S., flying into their countries. For instance, the U.S. and numerous other countries are now requiring airline passengers to provide negative COVID-19 test results prior to travel into their countries.
•State and local governments have issued travel restrictions, quarantines and advisories and health-related curfews or “shelter in place” orders which dissuade or restrict air travel.
•Employers in both the public and private sectors have issued instructions to employees to work from home and/or are otherwise dissuading or restricting air travel.
•Business conventions and conferences, concerts and similar entertainment have been and continue to be cancelled. Many popular tourist destinations have been, and remain, closed, or operations are curtailed. Significant sporting events have been, and occasionally continue to be, cancelled or held with limited or no spectators. All of these adjustments reduce the demand for both business air travel (which has historically driven our most profitable ticket sales) and leisure air travel.
•Travelers are discouraged from air travel to destinations where COVID-19 is particularly virulent.
•Widespread consumer confidence in air travel may not return until large-scale vaccination has occurred, and contagion or virus-related deaths linked or alleged to be linked to travel on aircraft, whether accurate or not, may hinder restoration of this confidence and, if related to our aircraft, injure our reputation.
•Travelers may be dissuaded from flying due to possible enhanced COVID-19-related screening measures, which have been implemented to varying degrees and in different ways across multiple markets we serve, or due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes.

These effects related to the COVID-19 pandemic are negatively impacting air travel in general, which in turn are materially adversely affecting our revenues, results of operations and financial condition. Although certain of the restrictions above have eased in some places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their reinstitution. The effectiveness of the available vaccines against certain of these new variants is also unknown. Moreover, additional currently unknown restrictions or other events dissuading air travel may occur in the future as a result of the pandemic (including possibly in the near term), lengthening the negative effects of the COVID-19 pandemic on our business. For example, the federal government is contemplating whether to require COVID-19 testing in advance of domestic travel.

Our operations have been, and could in the future be, negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 curfews or “shelter in place” health orders or similar restrictions. Measures restricting the ability of our airport or in-flight employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business.

Delta Air Lines, Inc. 2020 Form 10-K                                      14

Item 1A. Risk Factors
In response to the crisis, we have taken steps to mitigate the effects on our business, which themselves may have negative consequences with respect to our business and operations. For example, we have significantly reduced our flight capacity and have blocked middle seats on flights through at least April 30, 2021. However, the cost savings achievable with temporary capacity reductions will not completely eliminate the costs related to unused capacity. In addition, to protect the safety of our employees and customers, we have implemented significant additional cleaning measures on all of our aircraft and at the airports in which we operate.

Furthermore, we have waived air travel booking change fees to a broad extent and extended the ability to rebook that travel through December 2022 in order to encourage travelers to book air travel (or not cancel already booked travel) despite the inherent uncertainty caused by the COVID-19 pandemic. Despite these efforts, we have experienced significant ticket cancellations. Cancellations, the waiver, and in many cases elimination, of change fees and other refunds have negatively affected our revenues and liquidity.

Ultimately, cost-saving measures that we implemented in 2020, or may consider in the future, have not made up, and will not in the future make-up, for the loss in cash as a result of decreased ticket sales and cancellations and could also negatively affect our service to customers. The pandemic is also having a material adverse effect on third parties whose services we utilize, including other carriers with which we have commercial relationships (international carriers and regional carriers in the Delta Connection program) and providers of ground services at some airports, which may also negatively affect our service to customers.

We are unable to predict how long conditions related to the pandemic will persist, when effective vaccines will be broadly available, when vaccination will be widespread globally, when travel advisories and restrictions will be lifted, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. The overall situation remains fluid, and it is impossible to predict the timing of future material developments and whether they will occur in the near, medium or long term. Depending on the duration of the pandemic, such negative developments may occur over the entirety of the pandemic.

At this time, we are also not able to predict the extent to which the COVID-19 pandemic may result in permanent changes to our customers' behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of "virtual" meetings and "teleconferencing" products and more broadly, a general reluctance to travel by consumers, each of which could have a material impact on our business.

Collectively, the foregoing circumstances have had, and are continuing to have, a material adverse effect on our business, results of operations and financial condition. Future disease outbreaks or similar public health threats could have similar effects.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Form 10-K and in other filings we make from time to time with the SEC.

We have a significant amount of fixed obligations and incurred significant amounts of new debt in a short period in response to the COVID-19 pandemic. Insufficient liquidity may have a material adverse effect on our financial condition and business.

We have a significant amount of existing fixed obligations, including aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In response to the effects that the COVID-19 pandemic is having on our business, we have incurred and may continue to seek significant amounts of additional liquidity through the issuance of debt securities or through bilateral and syndicated secured and/or unsecured credit facilities and through the entry into sale-leaseback transactions. In addition, we have substantial commitments for capital expenditures.

We had approximately $16.7 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of December 31, 2020; however, our future liquidity could be negatively affected by the risk factors discussed in this Form 10-K, and in other filings we may make from time to time with the SEC. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain financial covenants in our financing and credit card processing agreements or with other material provisions of our contractual obligations.

Delta Air Lines, Inc. 2020 Form 10-K                                      15

Item 1A. Risk Factors
Agreements governing our debt, including our credit facilities and our SkyMiles financing agreements, include financial and other covenants. Certain of these covenants impose restrictions on our business, and failure to comply with any of the covenants in these agreements could result in events of default.

Our debt agreements contain various affirmative, negative and financial covenants, including our credit facilities and our SkyMiles financing agreements, each of which contains a minimum liquidity covenant. Certain of our debt agreements also contain collateral coverage ratios, and our SkyMiles financing agreements contain a debt service coverage ratio. A decline in these coverage ratios, including due to factors that are beyond our control, could require us to post additional collateral or trigger an early amortization event. Our SkyMiles financing agreements also restrict our ability to, among other things, change the policies and procedures of the SkyMiles program in a manner that would reasonably be expected to materially impair repayment of our SkyMiles debt.

Complying with certain of the covenants in our debt agreements and other restrictive covenants that may be contained in any future debt agreements could limit our ability to operate our business and to take advantage of business opportunities that are in our long-term interest. The terms of any future indebtedness we may incur could include more restrictive covenants.

While the covenants in our debt agreements are subject to important exceptions and qualifications, if we fail to comply with them and are unable to obtain a waiver or amendment, refinance the indebtedness subject to these covenants or take other mitigating actions, an event of default would result. These arrangements also contain other events of default customary for such financings. If an event of default were to occur, the lenders or noteholders could, among other things, declare outstanding amounts due and payable and where applicable and subject to the terms of relevant collateral agreements, repossess collateral, including aircraft or other valuable assets. In addition, an event of default or acceleration of indebtedness under one agreement could result in an event of default under other of our financing agreements. The acceleration of significant indebtedness could require us to seek to renegotiate, repay or refinance the obligations under our financing arrangements, and there is no assurance that such renegotiation or refinancing efforts would be successful.

We are at risk of losses and adverse publicity stemming from a serious accident involving our aircraft or aircraft of our airline partners.

An aircraft crash or other serious accident involving our aircraft or those of our airline partners could expose Delta to significant liability. Although we believe that our insurance coverage is appropriate, we may be forced to bear substantial losses from an accident in the event that the coverage was not sufficient.

In addition, any accident involving an aircraft that we operate or an aircraft that is operated by an airline that is one of our regional carriers or codeshare, alliance or joint venture partners could create a negative public perception about safety and reliability for aviation authorities and the public, which could harm our reputation, resulting in air travelers being reluctant to fly on our aircraft and therefore harm our business.

Breaches or lapses in the security of the technology systems we use and rely on and the data stored within them could compromise sensitive information and expose us to liability, possibly having a material adverse effect on our business.

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

Our information systems and those of our service providers are subject to an increasing threat of continually evolving cybersecurity risks, and the increase in work-from-home arrangements since the onset of the COVID-19 pandemic has the potential to enhance these risks. We expect unauthorized parties to continue to attempt to gain access to our systems or information, or those of our business partners and service providers, including through fraud or other means of deception, or introduction of malicious code, such as viruses, worms, Trojan horses and ransomware. If successful, these actions could cause harm to our computer systems or compromise data stored on our computer networks or those of our business partners and service providers. Hardware or software we or our business partners or service providers develop, acquire or use in connection with our systems may contain defects that could unexpectedly compromise information security. For example, we were notified in 2018 that a third-party vendor of chat services for Delta and other companies determined we had been involved in a cyber incident for a short period in 2017. We have incurred remedial, legal and other costs in connection with this incident but the costs are not material to our financial position or results of operations.

Delta Air Lines, Inc. 2020 Form 10-K                                      16

Item 1A. Risk Factors
The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and regular attacks on our systems, we regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. In addition to continuously assessing risk and reviewing our procedures, processes and technologies, we continue to educate our people about these risks and to monitor, review and update the process and control requirements we expect third parties and vendors to leverage and implement for the protection of information regarding our customers, employees or business partners that is in their care. However, the constantly changing nature of the threats means that we may not be able to prevent all information security breaches or misuse of data.

The compromise of our or our business partners’ or service providers’ technology systems resulting in the loss, disclosure, misappropriation of, or access to, our information or that of our customers, employees or business partners or failure to comply with ever-evolving regulatory obligations or contractual obligations with respect to such information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase.

Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.

Disruptions in our information technology network could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our information technology infrastructure, including third-party networks we utilize and on which we depend, could impact our operations and our customer service, result in increased costs and damage our reputation. While we have in place initiatives to prevent disruptions and disaster recovery plans (including the creation of a back-up data center) and continue to invest in improvements to these initiatives and plans, we have previously experienced infrastructure disruptions and these measures may not be adequate to prevent a future business disruption and any material adverse financial and reputational consequences to our business.

Failure of the technology we use to perform effectively could have a material adverse effect on our business.

We are dependent on technology initiatives to provide customer service and operational effectiveness in order to compete in the current business environment. For example, substantially all of our tickets are issued to our customers as electronic tickets, and a growing number of our customers check in using our website, airport kiosks and our mobile device applications. We have made and continue to make significant investments in customer facing technology such as delta.com, mobile device applications, in-flight wireless internet, check-in kiosks, customer service applications, application of biometric technology, airport information displays and related initiatives, including security for these initiatives. We are also investing in significant upgrades to technology infrastructure and other supporting systems and transitioning to cloud-based technologies. The performance, reliability and security of the technology we use are critical to our ability to serve customers. If this technology does not perform effectively, including as a result of the implementation or integration of new or upgraded technologies or systems, our business and operations would be negatively affected, which could be material.

Our commercial relationships with airlines in other parts of the world and the investments that we have in certain of those carriers may not produce the results or returns we expect.

An important part of our strategy to expand our global network has been to develop and expand strategic relationships with a number of airlines through joint ventures and other forms of cooperation and support, including equity investments. We expect to continue exploring ways to deepen our alliance relationships with other carriers as part of our global business strategy. These relationships and investments involve significant challenges and risks, including that they may not generate the expected financial results or that we may not realize a satisfactory return on our investment. We are dependent on these other carriers for significant aspects of our network in the regions in which they operate.

Delta Air Lines, Inc. 2020 Form 10-K                                      17

Item 1A. Risk Factors
The COVID-19 pandemic has significantly impacted the operations of our airline partners and could adversely affect the expansion of strategic relationships in the future. These carriers have incurred significant financial losses as a result of the pandemic, and some have been or may be forced to seek protection under applicable bankruptcy laws. For example, since the onset of the pandemic, LATAM Airlines and Grupo Aeroméxico filed voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code, Virgin Australia entered voluntary administration in Australia in order to recapitalize its business and repudiated our joint venture agreement, and Virgin Atlantic undertook a voluntary recapitalization process in the U.K. and instituted ancillary proceedings in support of that process in the U.S. As discussed further in Note 5 of the Notes to the Consolidated Financial Statements, the effects of the COVID-19 pandemic, along with these actions, caused us to reduce our carrying value in the equity investments we have in certain of these carriers to zero. If any airline partners that seek to restructure are unable to do so successfully or if our commercial arrangements with these partners are not maintained, any investments or other assets associated with those partners could become impaired, and our business and results of operations could be materially adversely affected.

A significant disruption in, or other problems with respect to, the operations or performance of third parties on which we rely, including third-party carriers, could have a material adverse effect on our business and results of operations.

We rely on the operations and performance of third parties in a number of areas that are important to our business, including third-party regional carriers, international alliance partners and ground operation providers at some airports. While we have agreements with certain of these third parties that define expected service performance, we do not have direct control over their operations. To the extent that the operations of a third party on which we rely is significantly disrupted, or if these third parties experience significant performance issues (including failing to satisfy any applicable performance standards) or fail to meet any applicable compliance requirements, our revenue may be reduced, our expenses may be increased and our reputation may be harmed, any or all of which could result in a material adverse effect on our business and results of operations.

We may never realize the full value of our intangible assets or our long-lived assets, causing us to record impairments that may materially adversely affect our results of operations.

In accordance with applicable accounting standards, we are required to test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of our other assets for impairment where there is any indication that an asset may be impaired. During the fiscal year ended December 31, 2020, we recorded significant impairment and related charges related to acceleration of our fleet simplification strategy and the write-down of investments in certain airline partners, stemming from the impact of the COVID-19 pandemic.

We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, and airport slots, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. A further impairment charge could have a material adverse effect on our results of operations.

Employee strikes and other labor-related disruptions may have a material adverse effect on our operations.

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2020, 23% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. The collective bargaining agreement with our pilots became amendable on December 31, 2019 and we are in discussions with the representative of the pilots regarding terms of the agreement under the auspices of the NMB. Separately, the NLRA governs Monroe’s relations with the union representing their employees, which generally allows self help after a collective bargaining agreement expires.

Delta Air Lines, Inc. 2020 Form 10-K                                      18

Item 1A. Risk Factors
If we or our subsidiaries are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act or the NLRA, as the case may be. Strikes or labor disputes with our unionized employees may have a material adverse effect on our ability to conduct business. Likewise, if third-party regional carriers with which we have contract carrier agreements are unable to reach agreement with their unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, those carriers may be subject to work interruptions or stoppages, subject to the requirements of the Railway Labor Act, which could have a material adverse effect on our operations.

Our results can fluctuate due to the effects of weather, natural disasters and seasonality.

Our results of operations are impacted by severe weather, natural disasters and seasonality. Severe weather conditions and natural disasters (or other environmental events) can significantly disrupt service and create air traffic control problems. These events decrease revenue and can also increase costs. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons or other severe weather events, including from changes in the global climate, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in loss of revenue and higher costs. In addition, demand for air travel is typically higher in the June and September quarters, particularly in our international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a seasonal basis. Because of fluctuations in our results from weather, natural disasters and seasonality, results of operations for a historical period are not necessarily indicative of results of operations for a future period and results of operations for an interim period are not necessarily indicative of results of operations for an entire year.

Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our results of operations.

Our results of operations are significantly impacted by changes in the price of aircraft fuel. Over the last decade, fuel prices have been highly volatile and at times have increased substantially. From 2017 to 2020, our average annual fuel price per gallon, including the impact of fuel hedges, has varied from $1.64 to $2.20 with year to year variations ranging from a decrease of 19% to an increase of 31%.

We acquire a significant amount of jet fuel from Monroe and through strategic agreements that Monroe has with third parties. The cost of the fuel we purchase under these arrangements remains subject to volatility in the cost of crude oil and jet fuel. In addition, we have historically purchased a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts alone do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.

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

Significant extended disruptions in the supply of aircraft fuel, including from Monroe, could have a material adverse effect on our operations and results of operations.

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

Because we acquire a significant amount of our jet fuel from Monroe, the disruption or interruption of production at the refinery could have an impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits from the operation of the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

Delta Air Lines, Inc. 2020 Form 10-K                                      19

Item 1A. Risk Factors
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

Monroe’s operations are subject to extensive environmental, health and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas emissions, which are subject to change over time. Monroe could incur fines and other sanctions, cleanup costs and third-party claims as a result of violations of or liabilities under environmental, health and safety requirements, which if significant, could have a material adverse effect on our consolidated financial results. In addition, the enactment of new, more stringent environmental laws and regulations, including any laws or regulations relating to greenhouse gas emissions, could significantly increase the level of expenditures required for Monroe or restrict its operations.

In particular, under the Energy Independence and Security Act of 2007, the EPA has adopted RFS that mandates the blending of renewable fuels into Transportation Fuels. RINs are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels or by purchasing RINs in the open market or through a combination of blending and purchasing RINs.

Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RIN requirement in the secondary market or obtain a waiver from the EPA. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases primarily in response to predictions about what the EPA and/or the U.S. Congress will do with respect to compliance obligations. We cannot predict these actions or the future prices of RINs. During 2020, Monroe's operating loss was driven in part by an increase in RINs prices. Monroe’s purchase of RINs at elevated prices in the future could have a material impact on our consolidated results of operations and cash flows.

Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. Increases in the volume of renewable fuels that must be blended into Monroe’s products could limit the refinery’s production if sufficient numbers of RINs are not available for purchase or relief from this requirement is not obtained, which could have a material adverse effect on our consolidated financial results.

If we lose senior management and other key employees and they are not replaced by individuals with comparable skills, or we otherwise fail to maintain our company culture, our business and results of operations could be materially adversely affected.

We are dependent on the experience and industry knowledge of our officers and other key employees to design and execute our business plans. If we experience a substantial turnover in our leadership and other key employees and we are not able to replace these persons with individuals with comparable skills, or we otherwise fail to maintain our company culture, our performance could be materially adversely impacted. Furthermore, we may be unable to attract and retain additional qualified senior management and other key personnel as needed in the future.
Delta Air Lines, Inc. 2020 Form 10-K                                      20

Item 1A. Risk Factors
Significant damage to our reputation and brand, including as a result of significant adverse publicity, could materially adversely affect our business and financial results.

Maintaining our reputation and global brand are critical to our business. We operate in a highly visible, public environment with significant, real-time exposure to traditional and social media. Adverse publicity, whether justified or not, can rapidly spread, including through social or digital media. In particular, passengers can use social media to portray interactions with Delta, without context, in a manner that can be quickly and broadly disseminated. To the extent we are unable to respond in a timely and appropriate manner to adverse publicity, our brand and reputation may be damaged.

Our reputation and brand could also be adversely impacted by, among other things, failure to make progress toward and achieve our environmental sustainability and diversity, equity and inclusion goals, as well as public pressure from investors or policy groups to change our policies or negative public perception of the environmental impact of air travel. Significant damage to our reputation and brand could have a material adverse effect on our business and financial results.

Delta Air Lines, Inc. 2020 Form 10-K                                      21

Item 1A. Risk Factors
Risk Factors Relating to the Airline Industry

Terrorist attacks, geopolitical conflict or security events may adversely affect our business, financial condition and results of operations.

Terrorist attacks, geopolitical conflict or security events, or the fear or threat of any of these events, could have a significant adverse effect on our business. Despite significant security measures at airports and airlines, the airline industry remains a high profile target for terrorist groups. We rely on government provided threat intelligence and utilize private sources to constantly monitor for threats from terrorist groups and individuals, including from violent extremists both internationally and domestically, with respect to direct threats against our operations and in ways not directly related to the airline industry. In addition, the impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of commercial aircraft by parties to those conflicts can be significant. Security events, primarily from external sources but also from potential insider threats, also pose a significant risk to our passenger and cargo operations. These events could include random acts of violence and could occur in public areas that we cannot control.

Terrorist attacks, geopolitical conflict or security events, or the fear or threat of any of these events, even if not made directly on or involving the airline industry, could have significant negative impact on us by discouraging passengers from flying, leading to decreased ticket sales and increased refunds. In addition, potential costs from these types of events include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring or could occur, such as flight redirections or cancellations, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.

The global airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and results from operations will be materially adversely affected.

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), operational reliability, services, products, customer service and loyalty programs. Consolidation in the airline industry, changes in international alliances, the creation of immunized joint ventures and the rise of subsidized government sponsored international carriers have altered and will continue to alter the competitive landscape in the industry, resulting in the formation of airlines and alliances with increased financial resources, more extensive global networks and competitive cost structures. The COVID-19 pandemic could enhance the competitive dynamics within the industry, although we are unable to predict the duration or extent of this potentially increased pressure.

Our domestic operations are subject to competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra low-cost carriers, including Spirit Airlines, Frontier Airlines and Allegiant Air, some of which may have lower costs than we do and provide service at low fares to destinations served by Delta. Point-to-point, discount and ultra low-cost carriers place significant competitive pressure on network carriers in the domestic market. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs and key airports. We also face competition in smaller to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and results of operations could be materially adversely affected.

Our international operations are subject to competition from both foreign and domestic carriers, including from point-to-point carriers on certain international routes. Through alliance and other marketing and codesharing agreements with foreign carriers, U.S. carriers have increased their ability to sell international transportation, such as services to and beyond traditional European and Asian gateway cities. Similarly, foreign carriers have obtained increased access to interior U.S. passenger traffic beyond traditional U.S. gateway cities through these relationships. In addition, several joint ventures among U.S. and foreign carriers have received grants of antitrust immunity allowing the participating carriers to coordinate schedules, pricing, sales and inventory. Competition from government-owned and subsidized carriers in the Gulf region, including Emirates, Etihad Airways and Qatar Airways, has also been significant. Subsidies allowed these carriers to grow quickly prior to the pandemic, reinvest in their product and expand their global presence at the expense of U.S. airlines.

The airline industry also faces competition from surface transportation and technological alternatives such as “virtual” meetings or “teleconferencing,” and the intensity of this competition has likely increased, at least in the near term, as a result of the COVID-19 pandemic. Increased competition in both the domestic and international markets may have a material adverse effect on our business, financial condition and results of operations.

Delta Air Lines, Inc. 2020 Form 10-K                                      22

Item 1A. Risk Factors
Extended interruptions or disruptions in service at major airports in which we operate or significant problems associated with a type of aircraft or engine we operate could have a material adverse effect on our operations.

The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An extended interruption or disruption at an airport where we have significant operations could have a material adverse effect on our business, financial condition and results of operations.

Similarly, the airline industry is heavily dependent on a limited number of aircraft and engine manufacturers whose products are subject to extensive regulatory requirements. Any significant problems associated with an aircraft or engine type that we operate, such as design defects, mechanical problems, contractual performance by the manufacturers or adverse perception by the public leading to customer avoidance or adverse actions by the FAA resulting in grounding could have a negative impact on our operations if we are not able to substitute or replace the affected aircraft or engine type and could, in any event, have a material adverse effect on our financial condition and results of operations.

The airline industry is subject to extensive government regulation, which is costly and could materially adversely affect our business.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and may have material adverse effects on our business. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures. We expect to continue incurring significant expenses to comply with the FAA’s regulations.

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations, reduce revenues or otherwise impact our business. The industry is heavily taxed. Additional taxes and fees, if implemented, could negatively impact our results of operations.

Airport slot access is subject to government regulation and changes in slot regulations or allocations could impose a significant cost on the airlines operating in airports subject to such regulations or allocations or otherwise adversely affect an airline’s business. Certain of our hubs are among the most congested airports in the United States and have been, and could in the future be, the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. Air traffic control inefficiencies can also enhance these pressures.

In addition, the failure of the federal government to upgrade the U.S. air traffic control system, which is regulated by the FAA, has resulted in delays and disruptions of air traffic during peak travel periods in certain congested markets. The failure to improve the air traffic control system could lead to increased delays and inefficiencies in flight operations as demand for U.S. air travel increases, having a material adverse effect on our operations. Failure to update the air traffic control system in a timely manner, and the substantial funding requirements of an updated system that may be imposed on air carriers, may have an adverse impact on our financial condition and results of operations.

As an international carrier, we are subject to a wide variety of U.S. and foreign laws that affect trade, including tariff and trade policies, export and import requirements, taxes, monetary policies and other restrictions and charges. In connection with a dispute brought at the World Trade Organization against the EU and certain member states to address state subsidies in the large civil aircraft sector, the U.S. Trade Representative has imposed tariffs on certain products imported from the EU, including on certain new aircraft and certain airplane parts originating in France and Germany. We are pursuing strategies to minimize the impact, if any, of these tariffs on our business, but they, or the imposition of future tariffs, have the potential to substantially increase the cost to Delta of the affected aircraft, which in turn could have a material adverse effect on our financial results.

In addition, some of our operations are in high-risk legal compliance environments. Failure to comply with trade sanctions, the Foreign Corrupt Practices Act (the "FCPA") and other applicable laws or regulations could result in litigation, assessment of damages, imposition of penalties or other consequences, any or all of which could harm our reputation and have an adverse effect on our financial results. In certain circumstances, we also may be subject to consequences of the failure of our airline partners to comply with laws and regulations, including U.S. laws to which they may be subject such as the FCPA.

We and other U.S. carriers are subject to U.S. and foreign laws regarding privacy of passenger and employee data that are not consistent in all countries in which we operate. In addition to the heightened level of concern regarding privacy of passenger data in the U.S., certain European government agencies have updated privacy regulations applicable to private industry, including airlines. Ongoing compliance with these evolving regulatory regimes is expected to result in additional operating costs and could have a material adverse effect on our future operations.
Delta Air Lines, Inc. 2020 Form 10-K                                      23

Item 1A. Risk Factors
The airline industry is subject to many forms of environmental regulation, including increased regulation to reduce emissions and other risks associated with climate change. Failure to comply with existing or future environmental regulations or to otherwise manage the risks of climate change effectively could have a material adverse effect on our business.

Many aspects of our operations are subject to evolving and increasingly stringent federal, state, local and international laws governing the protection of the environment. Compliance with existing and future environmental laws and regulations could require capital investment and increase operational costs, and violations can lead to significant fines and penalties and reputational harm.

Future regulatory action concerning climate change, aircraft emissions and noise emissions could have a significant effect on the airline industry. In order to address aircraft carbon dioxide emissions, the International Civil Aviation Organization, a United Nations specialized agency, formally adopted a global, market-based emission offset program known as CORSIA. This program establishes a medium-term goal for the aviation industry of achieving carbon-neutral growth in international aviation beginning in 2021, based on a 2019 baseline. Certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the pilot phase of the program, and thus the impact of CORSIA cannot be fully predicted at this time. However, CORSIA is expected to increase operating costs for airlines that operate internationally.

In addition to CORSIA, we may face a patchwork of regulation of aircraft emissions in the U.S. and abroad and could become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs for the airline industry, including Delta. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. While the specific nature of future actions is hard to predict, new laws or regulations related to environmental matters adopted in the U.S. or other countries could impose significant additional costs on or otherwise adversely affect our operations. Certain airports have also adopted, and others could in the future adopt, greenhouse gas emission or climate-related goals and requirements that could impact our operations or require us to make changes or investments in our infrastructure.

Finally, there is uncertainty with respect to the future supply, demand and price of sustainable or lower carbon aircraft fuel, carbon offset credits and technologies that could allow us to reduce our emissions of carbon dioxide.

Because of the global nature of our business, unfavorable economic or political conditions in the markets in which we operate or volatility in currency exchange rates could have a material adverse effect on our business, financial condition and results of operation.

As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, our business is subject to economic and political conditions throughout the world. During periods of unfavorable or volatile economic conditions in the economy in the U.S. or abroad, including as a result of the COVID-19 pandemic and the worldwide response to it, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business using technological alternatives. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations.

Our international operations are an important part of our route network. Political disruptions and instability around the world can negatively impact the demand and network availability for air travel. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Delta Air Lines, Inc. 2020 Form 10-K                                      24

Item 2. Properties
ITEM 2. PROPERTIES

Flight Equipment

We have restructured our aircraft order books for future aircraft deliveries and as of December 31, 2020 removed from active service approximately 350 mainline and regional aircraft to align capacity with customer demand as a result of the COVID-19 pandemic. As of December 31, 2020, approximately 125 mainline and regional aircraft were temporarily parked. Additionally, 227 aircraft were permanently parked as a result of the early retirements described in Note 2 of the Notes to the Consolidated Financial Statements.

As we obtain greater clarity around the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our current fleet compared to network requirements and may decide to retire additional aircraft. Future decisions regarding the timing of returning temporarily parked aircraft to service will be dependent on the evolution of the demand environment. See Note 2 of the Notes to the Consolidated Financial Statements for additional information on our fleet retirements.

Our operating aircraft fleet, commitments and options at December 31, 2020 are summarized in the following table:

Operating aircraft information by fleet type
	Active Fleet(1)			Temporarily Parked Fleet(1)					Commitments(2)
Fleet Type	Owned	Finance Lease	Operating Lease	Owned	Finance Lease	Operating Lease	Total	Average Age	Purchase	Options
B-717-200	9	21	16	—	3	1	50	19.7	—	—
B-737-800	68	4	—	5	—	—	77	19.3	—	—
B-737-900ER	76	—	45	5	—	4	130	4.3	—	—
B-757-200	75	7	—	17	1	—	100	23.4	—	—
B-757-300	15	—	—	1	—	—	16	17.9	—	—
B-767-300ER	27	—	—	7	—	—	34	23.4	—	—
B-767-400ER	19	—	—	2	—	—	21	20.0	—	—
A220-100	26	4	—	8	—	—	38	1.4	7	—
A220-300	5	—	—	—	—	—	5	0.3	45	50
A319-100	44	—	—	11	—	2	57	18.9	—	—
A320-200	42	—	4	6	—	—	52	24.7	—	—
A321-200	54	14	31	1	—	5	105	2.5	22	—
A321-200neo	—	—	—	—	—	—	—	—	100	100
A330-200	5	—	—	6	—	—	11	15.8	—	—
A330-300	26	—	—	2	—	3	31	12.0	—	—
A330-900neo	3	1	4	—	—	—	8	0.9	29	—
A350-900	13	—	2	—	—	—	15	2.5	20	—
Total	507	51	102	71	4	15	750	13.5	223	150

(1)Excludes certain aircraft we own, lease or have committed to purchase (including one CRJ-900 aircraft) that are operated by regional carriers on our behalf shown in the table below.
(2)Purchase commitments include one A330-900neo lease commitment in 2021 incremental to our order book with Airbus.

We have assumed 10 of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the above table. See Note 5 of the Notes to the Consolidated Financial Statements for further information on our strategic alliance with LATAM.

Delta Air Lines, Inc. 2020 Form 10-K                                      25

Item 2. Properties
The following table summarizes the 340 aircraft operated by regional carriers on our behalf at December 31, 2020. We have also temporarily parked approximately 35 regional aircraft as of December 31, 2020.

In 2020, Compass Airlines, Inc. ("Compass") and GoJet Airlines, LLC ("GoJet") ceased operations on our behalf. Aircraft previously operated by Compass and GoJet are now being operated by our other regional carriers and are reflected in the table below.

Regional aircraft information by carrier
	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc. (1)	42	18	111	—	—	171
SkyWest Airlines, Inc.	12	6	39	—	64	121
Republic Airline, Inc.	—	—	—	18	30	48
Total	54	24	150	18	94	340

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Aircraft Purchase Commitments

As part of a multi-year effort, we have been investing in new aircraft to provide an improved customer experience, greater fuel efficiency, better operating economics and more premium products. In 2020, we restructured our aircraft order books with Airbus and MHI RJ Aviation Group (manufacturer of CRJ aircraft) in an effort to better match the timing of aircraft deliveries with our network and financial needs over the next several years. The restructuring reduced our aircraft purchase commitments by more than $2 billion in 2020 and by more than $5 billion through 2022. The shift in delivery timing is intended to allow us to continue simplifying and modernizing our fleet while maintaining our Airbus order book.

Our purchase commitments for additional aircraft at December 31, 2020 are detailed in the following table:

Aircraft purchase commitments by fleet type
	Delivery in Calendar Years Ending
Aircraft Purchase Commitments	2021	2022	2023	After 2023	Total
A220-100	3	4	—	—	7
A220-300	5	7	11	22	45
A321-200	22	—	—	—	22
A321-200neo	—	18	20	62	100
A330-900neo (1)	3	8	8	10	29
A350-900	—	2	—	18	20
CRJ-900	1	—	—	—	1
Total	34	39	39	112	224

(1)    Includes one A330-900neo lease commitment in 2021 incremental to our order book with Airbus.

Delta Air Lines, Inc. 2020 Form 10-K                                      26

Item 2. Properties
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

We own our Atlanta reservations center, other real property in Atlanta and reservations centers in Minot, North Dakota and Chisholm, Minnesota.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Delta Air Lines, Inc. 2020 Form 10-K                                      27

Item 5. Market Information
Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol DAL.

Holders

As of January 31, 2021, there were approximately 2,300 holders of record of our common stock.

Dividends

Our Board of Directors initiated a quarterly dividend program in the September 2013 quarter and had increased the quarterly dividend payment several times, most recently to $0.4025 per share in the September 2019 quarter. In March 2020 we suspended future dividends due to the impact of the COVID-19 pandemic. The CARES Act payroll support program initially restricted the payment of dividends through September 2021, which has been continued to March 2022 under the terms of the payroll support program extension. Dividend payments beyond that time will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2015 to December 31, 2020 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2015 in each of our common stock and the indices and assumes that all dividends were reinvested.

Delta Air Lines, Inc. 2020 Form 10-K                                      28

Item 5. Market Information
Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2020 quarter. In March 2020, we suspended our share repurchase program due to the impact of the COVID-19 pandemic and are restricted from conducting share repurchases through March 2022 under the payroll support program extension. Therefore, there were no shares repurchased in the December 2020 quarter pursuant to our share repurchase program.

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

Shares purchased / withheld from employee awards during the December 2020 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2020	10,189	$31.80	10,189	$—
November 2020	5,726	$35.75	5,726	$—
December 2020	4,066	$41.21	4,066	$—
Total	19,981		19,981

ITEM 6. (RESERVED)
Delta Air Lines, Inc. 2020 Form 10-K                                      29

Item 7. MD&A
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of Form 10-K does not address certain items regarding the year ended December 31, 2018. Discussion and analysis of 2018 and year-to-year comparisons between 2019 and 2018 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Impact of the COVID-19 Pandemic

The unprecedented, widespread and persistent impact of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January 2020, the spread of the virus and the resulting global pandemic have significantly affected our entire network. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at a rapid pace in the March 2020 quarter and has remained depressed, which has had an unprecedented and materially adverse impact on our results of operations and financial position. Although demand has improved at a slow pace since that time, it remains significantly below pre-pandemic levels. The exact timing and pace of the recovery remain uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. The U.S. and numerous other countries are now also requiring airline passengers to provide negative COVID-19 test results prior to travel into their countries. Additionally, some states have instituted travel restrictions, advisories or quarantines for travelers from other states within the U.S. We expect the demand environment to remain depressed until effective vaccines become broadly available, vaccination becomes widespread globally and travel restrictions and advisories begin to ease. Our forecasted expense and liquidity management initiatives may be modified as the demand environment evolves.

In response to these developments, we have implemented enhanced measures focusing on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations and to position our business for recovery.

Taking Care of our Customers and Employees. The safety of our customers and employees is our primary focus. As the COVID-19 pandemic has progressed, we have taken numerous steps to help promote the safety of our customers and employees on the ground and in the air in keeping with current health-expert recommendations, including:
•Adopting new cleaning procedures on all flights, including regular disinfectant electrostatic spraying on aircraft and sanitizing high-touch areas like tray tables, entertainment screens, armrests and seat-back pockets.
•Taking steps to help employees and customers practice social distancing and promote safety, including:
◦Creating a Global Cleanliness Division to ensure a consistently safe and sanitized experience across our facilities and aircraft.
◦Beginning in May 2020, requiring all customers and customer-facing employees to wear masks.
◦Capping load factors throughout our aircraft and blocking middle seats through at least April 30, 2021.
◦Modifying our boarding and deplaning processes, while providing limited food and beverage service that is designed to reduce physical touch points.
◦Encouraging social distancing throughout all aspects of our operation.
◦Implementing significant workforce social distancing and protection measures, including reconfiguring call center spaces to promote social distancing, increasing cleaning and disinfecting of our facilities and encouraging employees to work remotely when possible.
•Giving customers flexibility to plan and re-book travel, including extending expiration on certain tickets and travel credits through December 2022, eliminating change fees for domestic tickets and international tickets originating from North America, with the exception of Basic Economy tickets, and waiving change fees for all tickets purchased before March 30, 2021. Additionally, we are extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.

Delta Air Lines, Inc. 2020 Form 10-K                                      30

Item 7. MD&A - Financial Highlights
•Offering pay protection to employees who have tested positive for COVID-19, who must quarantine due to exposure to COVID-19, who are considered being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to work remotely.
•Offering on-site rapid COVID-19 testing in most locations and making at-home testing available for all U.S.-based employees. We have also added rapid testing in most U.S. hubs for active flight crews.

Capacity Reductions. Beginning in the second half of March 2020, we experienced a precipitous decrease in demand as COVID-19 spread throughout the world. While we have increased capacity compared to the lowest levels in April 2020, system capacity remains significantly lower than prior to the COVID-19 pandemic. During 2020, system capacity was reduced approximately 50% compared to 2019, with international capacity reduced by approximately 65% and domestic capacity reduced by approximately 45%. System capacity for the March 2020 through December 2020 period, excluding the pre-pandemic months of January and February, was reduced by approximately 60%, with international capacity reduced by approximately 75% and domestic capacity reduced by approximately 50%. For the March 2021 quarter, system capacity is expected to be down approximately 30%-40% compared to the March 2019 quarter. As a result of reduced demand and lower capacity, we retired 227 aircraft in 2020 and have temporarily parked approximately 125 aircraft as of December 31, 2020.

Expense Management. In response to the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including the following in 2020:
•Reducing capacity as described above to align with expected demand, which has resulted in removing from active service approximately 350 aircraft as of December 31, 2020, including certain fleets or aircraft that we have decided to early retire as described below.
•Consolidating our footprint at our airport facilities, including temporarily closing some Delta Sky Clubs.
•Avoiding furloughs for our U.S. employees and reducing employee-related costs, through the following:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 50,000 of our employees have taken or have elected to take voluntary leaves at various times during 2020 and, for those taking leaves up to 12 months, continuing through 2021.
◦Offering employees early retirement and voluntary separation programs, with approximately 18,000 employees electing to participate. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.
◦Reaching an agreement with ALPA that protects our pilots from furlough through April 2022.
◦From April 1 through December 31, 2020, salary reductions of 100% for our CEO, 50% for our officers and a 25% reduction in work hours for all other management and most front-line employee work groups.
•Delaying or eliminating nearly all other discretionary spending.

Balance Sheet, Cash Flow and Liquidity. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of December 31, 2020 was $16.7 billion as a result of the following actions to increase liquidity and strengthen our financial position during the year ended December 31, 2020:
•Completing financing transactions for an aggregate principal amount of approximately $25.9 billion.
•Receiving $5.6 billion as part of the CARES Act payroll support program as described in "Government Support Programs" below.
•Reducing planned capital expenditures by approximately $2.8 billion for the year to $1.9 billion, including restructuring our aircraft order books for future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and ground equipment replacement. See Note 12 of the Notes to the Consolidated Financial Statements for additional information about our aircraft purchase commitments.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases and dividends indefinitely and postponing voluntary pension funding.

In addition, in January 2021 we received $1.4 billion with respect to the payroll support program extension described below, with the remaining $1.5 billion expected in the March 2021 quarter.

In response to the impact that the demand environment has had on our financial condition, our credit rating was downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3. See "Financial Condition and Liquidity - Sources and Uses of Liquidity" for additional information.

Our debt agreements contain various affirmative, negative and financial covenants. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on these covenants.
Delta Air Lines, Inc. 2020 Form 10-K                                      31

Item 7. MD&A - Financial Highlights
Government Support Programs

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law. The CARES Act is a support package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants and loans to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency support through the CARES Act payroll support program, which totaled $5.6 billion. The support payments were conditioned on our agreement to comply with a variety of conditions, including to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. The support payments consisted of $4.0 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we issued to the U.S. Department of the Treasury warrants to acquire more than 6.7 million shares of Delta common stock, which represented approximately 1% of our outstanding shares. These warrants have an initial exercise price of $24.39 per share, subject to adjustment in certain cases, and a five-year term.

The relative fair value of the warrants issued in 2020 is recorded within stockholder's equity and as a discount reducing the carrying value of the loan which is being amortized as interest expense in our Consolidated Statements of Operations ("income statement") over the term of the loan. The proceeds of the 2020 CARES Act grant were recorded in cash and cash equivalents when received and were recognized as contra-expense in government grant recognition in our income statement over the periods that the funds were intended to compensate. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of the unsecured loan and warrants to acquire Delta shares issued under the CARES Act payroll support program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This provided us with approximately $200 million of additional liquidity during 2020.

On December 27, 2020, an additional COVID-19 support bill was enacted into law, which extends the payroll support program of the CARES Act and provides an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. We expect to receive $2.9 billion in payroll support payments, which must be used exclusively for the payment of employee wages, salaries and benefits and are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

The expected support payments consist of approximately $2.0 billion in grants and $830 million in an unsecured 10-year low interest loan. We received the first installment of $1.4 billion under the agreement on January 15, 2021 and expect to receive the balance in the March 2021 quarter. The loan bears interest at an annual rate of 1.00% for the first five years (through January 15, 2026) and the applicable SOFR plus 2.00% in the final five years. Approximately 70% of the payment received on January 15, 2021 was in the form of a grant, and approximately 30% was in the form of an unsecured loan. We issued a promissory note for approximately $400 million with respect to the term loan, which will increase to its full principal amount as the balance of payroll support payments is received. In connection with receipt of these payments, we also expect to issue to the U.S. Department of the Treasury warrants to acquire shares of Delta common stock, which we expect to be approximately 2.1 million shares representing less than 0.5% of our outstanding shares. Approximately one-half of the expected warrants were issued on January 15, 2021 and the remaining warrants will be issued as the balance of payroll support payments is received. These warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term.

Delta Air Lines, Inc. 2020 Form 10-K                                      32

Item 7. MD&A - Financial Highlights
Financial Highlights - 2020 Compared to 2019

Our pre-tax loss for 2020 was $15.6 billion, representing a $21.8 billion decrease compared to the prior year primarily due to the impact of the COVID-19 pandemic on our business which resulted in a 64% decrease in revenue and $8.2 billion of restructuring charges and $2.4 billion in investment impairments and equity method losses. Pre-tax loss, adjusted (a non-GAAP financial measure) was $9.0 billion, a decrease of $15.2 billion compared to the prior year. Adjustments for 2020 were primarily related to restructuring charges from fleet retirement decisions, voluntary early retirement and separation programs charges and investment impairments and equity method losses, which were partially offset by recognition of the CARES Act grant.

Revenue. Compared to 2020, our operating revenue decreased $29.9 billion, or 64% due to reduced demand resulting from the COVID-19 pandemic.

Operating Expense. Total operating expense decreased $10.8 billion, or 27%, compared to the prior year, primarily resulting from lower volume and selling-related expenses including fuel, lower profit sharing, recognition of the CARES Act payroll support program grant and significant cost reduction measures taken across all aspects of our operation in response to the COVID-19 pandemic, partially offset by restructuring charges. Total operating expense, adjusted (a non-GAAP financial measure) decreased $16.0 billion, or 40% compared to the prior year.

Our total operating cost per available seat mile ("CASM") increased 50% to 22.01 cents compared to the prior year, primarily due to the 51% decrease in capacity, which was partially offset by the significant cost reduction measures discussed above. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 43% to 15.61 cents and consolidated CASM, adjusted (a non-GAAP financial measure, which includes aircraft fuel costs) increased 23% to 17.96 cents.

Non-Operating Results. Total non-operating expense was $3.1 billion in 2020, $2.7 billion higher than the prior year primarily resulting from impairments and our proportionate share of equity method losses related to our investments in LATAM, Grupo Aeroméxico and Virgin Atlantic, and higher interest expense as a result of our increased debt balances due to the financing arrangements entered into during 2020.

Cash Flow. Our liquidity at December 31, 2020 was $16.7 billion, a $10.8 billion increase compared to December 31, 2019 as a result of proceeds from loans and debt issuances (including our SkyMiles financing arrangements and aircraft financings), support payments under the CARES Act payroll support program and other liquidity initiatives. Losses during 2020 resulted in operating activities using $3.8 billion. During 2020 we incurred $9.2 billion of investing cash outflows, primarily related to the purchase of short-term investments and our tender offer to acquire shares of LATAM in January 2020. These results generated $4.3 billion of negative free cash flow (a non-GAAP financial measure) in 2020 compared to $4.2 billion of free cash flow in 2019.

The non-GAAP financial measures pre-tax loss, adjusted, operating expense, adjusted, CASM-Ex, consolidated CASM, adjusted, and free cash flow used above are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. 2020 Form 10-K                                      33

Item 7. MD&A - Results of Operations
Results of Operations

Operating Revenue

	Year Ended December 31,				Increase (Decrease)		% Increase (Decrease)
(in millions) (1)	2020		2019
Ticket - Main cabin	$6,676		$21,919		$(15,243)		(70)%
Ticket - Business cabin and premium products	4,294		14,989		(10,695)		(71)%
Loyalty travel awards	935		2,900		(1,965)		(68)%
Travel-related services	978		2,469		(1,491)		(60)%
Total passenger revenue	$12,883		$42,277		$(29,394)		(70)%
Cargo	608		753		(145)		(19)%
Other	3,604		3,977		(373)		(9)%
Total operating revenue	$17,095		$47,007		$(29,912)		(64)%

TRASM (cents)	12.73	¢	17.07	¢	(4.34)	¢	(25)%
Third-party refinery sales (2)	(0.86)		(0.04)		(0.82)		NM
Delta Private Jets adjustment (2)	—		(0.07)		0.07		(100)%
TRASM, adjusted (cents)	11.87	¢	16.97	¢	(5.10)	¢	(30)%
(1)This reconciliation may not recalculate due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the year ended December 31, 2019, our operating revenue decreased $29.9 billion, or 64%, due to reduced demand resulting from the COVID-19 pandemic. The decrease in operating revenue, on a 51% decrease in capacity, generated a 25% decrease in total revenue per available seat mile ("TRASM") and a 30% decrease in TRASM, adjusted compared to 2019. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. See "Refinery Segment" below for additional details on the refinery's operations during 2020.

We have historically generated cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. In 2020, following the onset of the COVID-19 pandemic, reduced industry capacity drove a significant increase in our cargo yield, and we also generated cargo revenue through the operation of cargo-only charter flights (i.e., using aircraft in our fleet not then being utilized for passenger travel). These two factors contributed to the smaller percentage decline in cargo revenue, than in passenger revenue, compared to the prior year.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain, as described in Item 1A. Risk Factors, but we currently expect three phases in 2021. We anticipate that the early part of the year will be characterized by fluctuating demand. With continued distribution of effective vaccines and easing of travel advisories and restrictions, we believe customer confidence will grow, leading to increased demand in the spring and summer of 2021. We expect vaccination to become widespread during the second half of 2021, resulting in sustained demand improvement.

Delta Air Lines, Inc. 2020 Form 10-K                                      34

Item 7. MD&A - Results of Operations
Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2019
(in millions)	Year Ended December 31, 2020	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$10,041	(67)%	(65)%	(43)%	(7)%	(42)%	(33)	pts
Atlantic	1,171	(81)%	(82)%	(71)%	2%	(37)%	(32)	pts
Latin America	1,113	(63)%	(62)%	(49)%	(1)%	(27)%	(23)	pts
Pacific	558	(78)%	(81)%	(68)%	15%	(31)%	(34)	pts
Total passenger revenue	$12,883	(70)%	(69)%	(51)%	(1)%	(38)%	(32)	pts

Passenger revenue decreased $29.4 billion, or 70%, compared to the prior year. PRASM decreased 38% and passenger mile yield decreased 1% on 51% lower capacity. Load factor decreased 32 pts from the prior year to 55%.

We began waiving changes fees on most tickets during 2020 and subsequently changed our policy with respect to change fees, as described above in "Taking Care of our Customers and Employees." We do not expect these policy changes to materially affect our revenue in future periods.

Domestic

Prior to the initial effects of the COVID-19 pandemic in March 2020, domestic results were strong with revenue nearly 10% higher than the prior year period. However, due to the decrease in customer demand beginning in March, passenger unit revenue related to our domestic region decreased 42% with capacity down 43% compared to the prior year. We are planning for improvement to the demand environment, primarily from leisure customers, to continue in 2021, though still significantly lower than the comparable period in 2019. We remain optimistic about the ultimate recovery of business travel, but are unable to predict the timing or extent of that recovery.

International

Passenger revenue related to our international regions decreased 76% compared to the prior year. The reductions in revenue and capacity presented in the table above were a result of reduced demand and government travel directives and quarantines limiting or suspending air travel due to the global spread of COVID-19. Additionally, many countries have implemented international testing requirements, which has slowed demand in the short-term but is expected to enhance the long-term recovery of international air travel. We expect this significantly lower demand environment to continue into 2021, with improvement expected after the recovery in domestic travel. As an initial step to this recovery, in December 2020 we became the first U.S. airline to offer flights between the U.S. and Europe that allow customers to avoid quarantine upon arrival after testing negative for the virus prior to travel and upon arrival in Amsterdam and Rome. During 2020 we transferred our U.S.-Tokyo services from Narita to Haneda airport, Tokyo's preferred airport for corporate customers, and continued to develop our network connectivity with our joint venture partner Korean Air at Seoul-Incheon airport. In each of the international regions we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly.

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

In the Latin America region, in January 2020, we completed the tender offer to acquire 20% of the shares of LATAM as part of our plan to create a strategic alliance. Additionally, in the March 2020 quarter, we started codesharing for certain flights operated by LATAM. In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. We believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our strategic alliance with LATAM and the impact of its bankruptcy filing.

Delta Air Lines, Inc. 2020 Form 10-K                                      35

Item 7. MD&A - Results of Operations
Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Ancillary businesses and refinery	$1,798	$1,297	$501	39%
Loyalty program	1,458	1,962	(504)	(26)%
Miscellaneous	348	718	(370)	(52)%
Total other revenue	$3,604	$3,977	$(373)	(9)%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes refinery sales to third parties, aircraft maintenance provided to third parties and our vacation wholesale operations. Refinery sales to third parties, which are at or near cost, increased $1.1 billion compared to 2019. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. The increase in refinery sales was partially offset by an approximately $270 million, or approximately 30%, decline in revenue from aircraft maintenance services we provide to third parties, which decreased due to the reduction in flights operated worldwide. In addition, results for 2019 also included approximately $200 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Loyalty Program. Loyalty program revenues relate primarily to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which declined at a lower rate than air travel, during the year.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to 2019, due to the impact of, and our response to, the COVID-19 pandemic.
Delta Air Lines, Inc. 2020 Form 10-K                                      36

Item 7. MD&A - Results of Operations
Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2020	2019
Salaries and related costs	$8,754	$11,225	$(2,471)	(22)%
Aircraft fuel and related taxes	3,176	8,519	(5,343)	(63)%
Regional carriers expense, excluding fuel	2,479	3,584	(1,105)	(31)%
Depreciation and amortization	2,312	2,581	(269)	(10)%
Ancillary businesses and refinery	1,785	1,245	540	43%
Contracted services	1,778	2,641	(863)	(33)%
Landing fees and other rents	1,518	1,762	(244)	(14)%
Aircraft maintenance materials and outside repairs	822	1,751	(929)	(53)%
Passenger commissions and other selling expenses	582	1,993	(1,411)	(71)%
Passenger service	523	1,251	(728)	(58)%
Aircraft rent	399	423	(24)	(6)%
Restructuring charges	8,219	—	8,219	NM
Government grant recognition	(3,946)	—	(3,946)	NM
Profit sharing	—	1,643	(1,643)	(100)%
Other	1,163	1,771	(608)	(34)%
Total operating expense	$29,564	$40,389	$(10,825)	(27)%

As discussed above under "Expense Management," in response to the reduced demand and related reduction in revenue following the onset of the COVID-19 pandemic in early 2020, we quickly reduced capacity to more closely align with demand and implemented cost saving initiatives related to our fleet and operations and delayed or eliminated nearly all discretionary spending.

As a result, most operating expense line items decreased significantly in 2020 compared to 2019. Operating expenses decreased primarily due to the voluntary separation programs and work hour reductions described below, the many cost reduction measures and programs implemented in response to the COVID-19 pandemic and the reduction in volume and selling-related costs. During 2021, as effective vaccines become broadly available, vaccination becomes widespread globally, travel restrictions and advisories begin to ease and customer confidence begins to grow, we expect operating expense to increase as capacity and revenue return. However, we believe that many of the cost savings achieved during 2020 were structural in nature, which we expect to lead to lower non-fuel unit cost in the future.

The discussion below is focused largely on the year-over-year changes in certain operating expense line items that were not primarily driven by the reduction in capacity or revenue. These include many of the cost reduction measures and programs we implemented in response to the COVID-19 pandemic.

Salaries and Related Costs. The decrease in salaries and related costs is primarily due to actions taken in response to the decreased demand for air travel due to the COVID-19 pandemic. Beginning in March 2020 and continuing through December 2020, we reduced salaries by 100% for our CEO and 50% for our officers. In addition, we reduced work hours by 25% for all other management and most front-line employee work groups. We offered voluntary unpaid leaves of absence for periods ranging from 30 days up to 12 months and approximately 50,000 of our employees elected a leave at various times throughout 2020. Also, during the September 2020 quarter, approximately 18,000 employees elected to participate in voluntary separation programs, reducing our workforce by approximately 20%. We expect the lower headcount following these voluntary separation programs to mitigate the impact on salaries and related costs from the restoration of salaries and work hours in 2021, enabling us to maintain lower costs compared to 2019.

Delta Air Lines, Inc. 2020 Form 10-K                                      37

Item 7. MD&A - Results of Operations
Aircraft Fuel and Related Taxes. Fuel expense decreased $5.3 billion compared to the prior year due to a 51% decrease in capacity and an approximately 25% decrease in the market price per gallon of jet fuel.

The table below shows the impact of hedging and the refinery on fuel expense and average price per gallon, adjusted (non-GAAP financial measures):

Fuel expense and average price per gallon				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data) (1)	2020	2019		2020	2019
Fuel purchase cost (2)	$2,938	$8,581	$(5,643)	$1.52	$2.04	$(0.52)
Fuel hedge impact	22	14	8	0.01	—	0.01
Refinery segment impact (3)	216	(76)	292	0.11	(0.02)	0.13
Total fuel expense	$3,176	$8,519	$(5,343)	$1.64	$2.02	$(0.38)
MTM adjustments and settlements on hedges (4)	(10)	(14)	4	(0.01)	—	(0.01)
Delta Private Jets adjustment (5)	—	(28)	28	—	(0.01)	0.01
Total fuel expense, adjusted	$3,166	$8,477	$(5,311)	$1.64	$2.01	$(0.37)

(1)This reconciliation may not calculate exactly due to rounding.
(2)Market price for jet fuel at airport locations, including related taxes and transportation costs.
(3)Refer to "Refinery Segment" below for additional information about our refinery's operations.
(4)MTM adjustments and settlements on hedges include the effects of the derivative transactions disclosed in Note 6 of the Notes to the Consolidated Financial Statements. For additional information and the reason for adjusting fuel expense, see "Supplemental Information" below.
(5)Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

Depreciation and Amortization. The decrease in depreciation and amortization is primarily due to aircraft that have been retired or impaired during 2020, including the MD-88, MD-90, 717, 737-700, 767-300ER and 777 fleet types, as well as certain A320 aircraft. Impairments and other charges related to the retirement of these fleets are reflected in restructuring charges. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about these fleet retirements.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. These refinery cost of sales increased $1.1 billion compared to 2019. Due to the decrease in demand for jet fuel following the onset of the COVID-19 pandemic, the refinery shifted production to more non-jet fuel products, which increased the sales to third parties during 2020 compared to the prior year period. The increase in refinery costs was partially offset by a decrease of approximately $260 million in the cost of aircraft maintenance services we provide to third parties compared to 2019 due to the reduction in flights operated worldwide. In addition, approximately $180 million of costs related to services performed by Delta Private Jets in 2019 were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Aircraft Rent. Most aircraft operating lease expenses are recorded in aircraft rent and are contractually fixed. Therefore, aircraft rent did not decline to the same extent as our other operating expense line items compared to 2019.

Restructuring Charges. Restructuring charges are composed of various expenses that resulted from our response to the unprecedented impact on our business from the COVID-19 pandemic primarily due to fleet impairment and related charges and voluntary separation program charges. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about these restructuring charges.

Government Grant Recognition. In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency support through the CARES Act payroll support program, which totaled $5.6 billion. The support payments included a grant of $4.0 billion that was fully recognized as a contra-expense in 2020 over the period that the funds were intended to benefit. We expect to receive approximately $2.9 billion in the March 2021 quarter as part of the payroll support program extension, of which approximately $2.0 billion is expected to be in the form of grants that we plan to recognize as contra-expense during the first half of 2021. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about government support programs, including the CARES Act.

Delta Air Lines, Inc. 2020 Form 10-K                                      38

Item 7. MD&A - Non-Operating Results
Non-Operating Results

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2020	2019	2020 vs. 2019
Interest expense, net	$(929)	$(301)	$(628)
Impairments and equity method losses	(2,432)	(62)	(2,370)
Gain/(loss) on investments, net	(105)	119	(224)
Miscellaneous, net	348	(176)	524
Total non-operating expense, net	$(3,118)	$(420)	$(2,698)

Interest expense, net. Interest expense increased compared to 2019 as a result of the financing arrangements entered into during 2020. See Note 2 and Note 8 of the Notes to the Consolidated Financial Statements for additional information on recent financings. As a result of the increase in our outstanding debt since the onset of the pandemic, we expect to incur approximately $350 million in quarterly interest expense at the beginning of 2021. However, we expect to reduce those expenses during 2021 by paying down our debt in addition to scheduled maturities.

Impairments and equity method losses. Impairments and equity method losses reflects our share of LATAM and Grupo Aeroméxico's equity method results prior to their respective bankruptcy filings, our share of Virgin Atlantic's equity method results and the impairments reducing the carrying value of these investments to zero during the June 2020 quarter. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our equity investments.

Gain/(loss) on investments, net. Gain/(loss) on investments, net reflects the gains and losses on our equity investments measured at fair value on a recurring basis. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on our equity investments.

Miscellaneous, net. Miscellaneous, net includes pension and related expense, foreign exchange gains/losses, charitable contributions and gains and losses resulting from other transactions. Foreign exchange gains/losses vary and impact the comparability of miscellaneous, net from period to period. The increase in 2020 compared to the prior year is primarily due to the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020 and favorable movement in pension and related expense in 2020 compared to 2019.

Income Taxes

Our effective tax rate for 2020 was 21%. As of December 31, 2020, we had approximately $5.7 billion of U.S. federal pre-tax net operating loss carryforwards, of which $2.0 billion was generated prior to 2018 and will not begin to expire until 2027, and under current tax law, the remaining amount has no expiration.

For more information about our income taxes, see Note 13 of the Notes to the Consolidated Financial Statements.

Delta Air Lines, Inc. 2020 Form 10-K                                      39

Item 7. MD&A - Refinery Segment
Refinery Segment

The refinery operated by our subsidiary Monroe Energy, LLC and MIPC, LLC (collectively, "Monroe") primarily produces gasoline, diesel and jet fuel. Monroe has agreements in place to exchange the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. Historically, the jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 200,000 barrels per day, or approximately 75% of our pre-COVID-19 pandemic consumption, for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation generally contributes to reducing the market price of jet fuel and lowers our cost of jet fuel compared to what it otherwise would be.

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. During 2020, the refinery operated at 60% – 90% of normal production levels, largely due to the significant decrease in the demand for jet fuel. Additionally, due to the decrease in demand for jet fuel, the refinery has shifted production to produce more non-jet fuel products. Those non-jet fuel products will continue to be exchanged for jet fuel to the extent that the refinery can balance refinery sales with jet fuel demand.

The refinery recorded operating revenues of $3.1 billion in 2020, compared to $5.6 billion in 2019. As a result of the refinery's shift to producing more non-jet fuel products, operating revenues in 2020 were composed of $1.5 billion of non-jet fuel products exchanged with third parties to procure jet fuel, $1.1 billion of refinery sales to third parties, $307 million of non-jet fuel product sales and $214 million of sales of jet fuel to the airline segment. Refinery revenues decreased compared to the prior year periods due to lower refinery run rates during the year, as well as lower pricing for refined products.

The refinery recorded an operating loss of $216 million in 2020, compared to operating income of $76 million in 2019. The operating loss in 2020 compared to income in 2019 was mainly driven by an increase in RINs compliance costs discussed below and the reduction in revenue, which was partially offset by cost savings resulting from decreased production levels.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase renewable energy credits, called RINs, from third parties in the secondary market. The refinery operated by Monroe purchases the majority of its RINs requirement in the secondary market. Observable RINs prices increased throughout 2020, with Monroe incurring $172 million in RINs compliance costs during 2020 as compared to $58 million in 2019.

For more information regarding the refinery's results, see Note 16 of the Notes to the Consolidated Financial Statements.

Operating Statistics

	Year Ended December 31,
Consolidated (1)	2020		2019		2018
Revenue passenger miles (in millions)	73,412		237,680		225,243
Available seat miles (in millions)	134,339		275,379		263,365
Passenger mile yield	17.55	¢	17.79	¢	17.65	¢
Passenger revenue per available seat mile	9.59	¢	15.35	¢	15.09	¢
Total revenue per available seat mile	12.73	¢	17.07	¢	16.87	¢
Total operating cost per available seat mile ("CASM")	22.01	¢	14.67	¢	14.87	¢
Load factor	55%		86%		86%
Fuel gallons consumed (in millions)	1,935		4,214		4,113
Average price per fuel gallon (2)	$1.64		$2.02		$2.20
Approximate full-time equivalent employees, end of period	74,000		91,000		89,000
(1)Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.
(2)Includes the impact of fuel hedge activity and refinery segment results.
Delta Air Lines, Inc. 2020 Form 10-K                                      40

Item 7. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As a result of the COVID-19 pandemic, we took actions to increase liquidity and strengthen our financial position, which included the following during 2020. We are continuing to monitor and carefully manage our liquidity.

•Completing financing transactions for an aggregate principal amount of approximately $25.9 billion, which are discussed in "Financing Activities" below.
•Receiving $5.6 billion as part of the CARES Act payroll support program as described in "Government Support Programs" above.
•Reducing planned capital expenditures by approximately $2.8 billion for the year to $1.9 billion, including restructuring our aircraft order books for future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and ground equipment replacement. See Note 12 of the Notes to the Consolidated Financial Statements for additional information about our aircraft purchase commitments.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases and dividends indefinitely and postponing voluntary pension funding.

As of December 31, 2020, we had $16.7 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities. In addition, in January 2021 we received $1.4 billion with respect to the payroll support program extension described below, with the remaining $1.5 billion expected in the March 2021 quarter.

We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, financing arrangements, government assistance under the payroll support program, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

We have unencumbered assets available for potential financing arrangements, if needed. During 2020, we used existing cash and cash received from financings to fund capital expenditures of $1.9 billion, of which the largest portion was incurred before the onset of the COVID-19 pandemic, and to return $604 million to shareholders also before the onset of the global pandemic. Capital expenditures in 2020 following the onset of the COVID-19 pandemic were limited to only those critical to our operation.

The following discussion of liquidity evaluates various material cash requirements from known contractual and other obligations, but does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time, including legal contingencies, uncertain tax positions and amounts payable under collective bargaining arrangements, among others. The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, volumes purchased, the occurrence of certain events and other factors. Accordingly, the actual results may vary materially from the amounts discussed herein.

Sources and Uses of Liquidity

Operating Activities

Operating activities in 2020 used $3.8 billion compared to providing $8.4 billion in 2019. Including the $2.9 billion in payroll support payments we expect to receive during the March 2021 quarter, if the demand environment evolves as described above we expect to generate positive cash flows from operations during 2021. As described above, we are planning for demand recovery throughout much of 2021, with sustained demand improvement expected during the second half of 2021.

Delta Air Lines, Inc. 2020 Form 10-K                                      41

Item 7. MD&A - Financial Condition and Liquidity
Our operating cash flows are impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability has historically increased during the winter and spring as advanced ticket sales grow prior to the summer peak travel season and decreased during the summer and fall months. However, the ongoing reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received, as well as significant ticket cancellations which led to issuance of cash refunds or travel credits to customers. The total value of cash refunds, excluding taxes and related fees, issued to customers during 2020 was approximately $3.1 billion. Travel credits represented approximately 65% of the air traffic liability as of December 31, 2020.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain, as described in Item 1A. Risk Factors, but we currently expect three phases in 2021. We anticipate that the early part of the year will be characterized by fluctuating demand. With continued distribution of effective vaccines and easing of travel advisories and restrictions, we believe customer confidence will grow, leading to increased demand in the spring and summer of 2021. We expect vaccination to become widespread during the second half of 2021, resulting in sustained demand improvement.

Fuel. Fuel expense represented approximately 11% of our total operating expense for 2020. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to be lower through the March 2021 quarter than the comparable quarter in 2020, as only the final weeks of the March 2020 quarter were significantly impacted by the COVID-19 pandemic. Through the remainder of 2021, as effective vaccines become broadly available, vaccination becomes widespread globally, travel restrictions and advisories begin to ease and customer confidence begins to grow, we expect capacity to return and fuel consumption to increase compared to the comparable period of 2020, though we still expect it to be lower than the comparable period in 2019.

Employee Benefit Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We had no minimum funding requirements in 2019 or 2020, we have no such requirements in 2021, and based on our current projections, we do not expect any minimum required contributions until 2025. However, during 2019, we voluntarily contributed $1 billion to these plans. As a part of our liquidity initiatives we suspended voluntary pension funding that we were previously planning in 2020. We plan to contribute at least $500 million to these plans in 2021.

In addition, we have employee benefit obligations relating primarily to projected future benefit payments from our unfunded postretirement and postemployment plans. See Note 11 of the Notes to the Consolidated Financial Statements for more information on our employee benefit obligations.

Voluntary Separation Programs. In 2020, we recorded a $3.4 billion charge associated with voluntary early retirement and separation programs and other employee benefit charges. Approximately $720 million of this charge was disbursed in cash payments to participants during 2020. An additional approximately $250 million of cash payments were disbursed in 2020 related to unused vacation and other benefits, which were accrued prior to the voluntary programs charge. We anticipate that approximately $600 million in cash payments will be made to participants in the voluntary separation programs in 2021 and the remaining payments in 2022 and beyond.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. We paid $1.6 billion in profit sharing in February 2020 related to our 2019 pre-tax profit in recognition of our employees' contributions toward meeting our financial goals. We will not have a profit sharing payment in 2021 based on the pre-tax loss in 2020.

Government Support Programs. See "Financing Activities" below for discussion of the impact to our liquidity from the government support programs in 2020 and 2021.

Contract Carrier Obligations. We have certain estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. These minimum amounts are based on the required minimum levels of flying by the regional carriers under the respective agreements and assumptions regarding the costs associated with such minimum levels of flying. As of December 31, 2020 the total of these minimum amounts was $7.7 billion, which range from approximately $800 million to $1.4 billion on an annual basis over the next five years. See Note 12 of the Notes to the Consolidated Financial Statements for more information on our contract carrier obligations.

Delta Air Lines, Inc. 2020 Form 10-K                                      42

Item 7. MD&A - Financial Condition and Liquidity
Operating Lease Obligations. As described further in Note 9 of the Notes to the Consolidated Financial Statements, as of December 31, 2020 we had a total of $8.6 billion of minimum operating lease obligations. These minimum lease payments range from approximately $700 million to $900 million on an annual basis over the next five years.

Other Obligations. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, aviation-related, maintenance, professional security, insurance, marketing, technology, sponsorships and other third-party services and products. As of December 31, 2020, we had approximately $8.0 billion of such obligations, which range from approximately $400 million to $900 million on an annual basis over the next five years.

Investing Activities

Short-Term Investments. Using a portion of the proceeds we obtained through our financing transactions discussed below, in 2020 we acquired a net of $5.8 billion in short-term investments. See Note 4 of the Notes to the Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures are primarily related to the purchase of aircraft, fleet modifications and technology enhancements. Our capital expenditures were $1.9 billion in 2020, of which the largest portion was incurred before the onset of the COVID-19 pandemic, and $4.9 billion in 2019.

In 2020, we restructured our aircraft order books with Airbus and MHI RJ Aviation Group (manufacturer of CRJ aircraft) in an effort to better match the timing of aircraft deliveries with our network and financial needs over the next several years. The restructuring reduced our aircraft purchase commitments by more than $2 billion in 2020 and by more than $5 billion through 2022. The shift in delivery timing is intended to allow us to continue simplifying and modernizing our fleet while maintaining our Airbus order book.

We expect that we will have capital expenditures of approximately $2.5 billion in 2021 primarily for aircraft, including deliveries and advance deposit payments, as well as aircraft modifications, the majority of which relate to cabin improvements and technology enhancements. We expect that the capital expenditures in 2021 will be funded through either cash flows from operations or financing arrangements. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. See Note 12 of the Notes to the Consolidated Financial Statements for more information on our aircraft purchase commitments.

In connection with a dispute brought at the World Trade Organization against the EU and certain member states to address state subsidies in the large civil aircraft sector, the U.S. Trade Representative has imposed tariffs on certain products imported from the EU, including 15% tariffs on certain new aircraft and certain airplane parts originating in France and Germany. We are pursuing strategies to minimize the impact, if any, of these tariffs on our business.

Equity Investments. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share, through a tender offer. In addition, to support the establishment of our strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, of which $75 million remains to be paid by the end of 2021.

As part of our planned strategic alliance with LATAM, we have also assumed 10 of LATAM's A350 purchase commitments with Airbus for deliveries through 2025. We believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

During 2020, we acquired through open market transactions, additional outstanding shares of Hanjin-KAL, the largest shareholder of Korean Air, for $158 million. As of December 31, 2020 our equity ownership interest in Hanjin-KAL was approximately 13%.

See Note 5 of the Notes to the Consolidated Financial Statements for more information on our equity investments.

Los Angeles International Airport ("LAX") Construction. We executed a modified lease agreement during 2016 with the City of Los Angeles (the "City"), which owns and operates LAX, and announced plans to modernize, upgrade and provide post-security connection to Terminals 2 and 3. Construction is underway, which includes a new centralized ticketing and arrival hall, a new security checkpoint, core infrastructure to support the City's planned airport people mover, ramp improvements and a post-security connector to the north side of the Tom Bradley International Terminal.

Delta Air Lines, Inc. 2020 Form 10-K                                      43

Item 7. MD&A - Financial Condition and Liquidity
Given reduced passenger volumes resulting from the COVID-19 pandemic, we have accelerated the construction schedule for this project. Additionally, in 2020, we enhanced the project’s scope to include a more customer-friendly design of Terminal 3, a Delta One lounge and expanded Delta Sky Club, and baggage system upgrades designed to increase the terminals’ operational efficiency going forward. Construction is expected to be completed by 2023.

The project is expected to cost approximately $2.3 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2020, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.8 billion to purchase completed project assets, representing the maximum allowable reimbursement by the City. Costs incurred in excess of the $1.8 billion maximum will not be reimbursed by the City. We currently expect our net project costs to be approximately $500 million, of which approximately $200 million has been reflected as investing activities in our cash flows statement since the project started in 2017.

In 2020, $315 million was spent on this project, with $293 million paid by the credit facility and $22 million paid directly by Delta. Approximately $550 million is expected to be spent on the project during 2021, with $445 million to be paid by the credit facility and $105 million to be paid directly by Delta.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey ("Port Authority") to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across 4 concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 75% more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement, as amended to date, we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $481 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we spent approximately $600 million during 2020, bringing the total amount spent on the project to date to approximately $1.5 billion. We expect to spend approximately $900 million during 2021, of which a substantial majority will be paid using cash restricted for airport construction. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on the debt related to this redevelopment project, the New York Transportation Development Corporation ("NYTDC") Special Facilities Revenue Bonds, Series 2018 and NYTDC Special Facilities Revenue Bonds, Series 2020.

In 2019, we opened Concourse G, the first of the four new concourses housing seven of the 37 new gates. Not only did it deliver the first direct impact to the Delta passenger experience, it also represented the first major phasing milestone. The next major milestone will be the opening of the headhouse and Concourse E, which is scheduled for 2022.
Delta Air Lines, Inc. 2020 Form 10-K                                      44

Item 7. MD&A - Financial Condition and Liquidity
Financing Activities

Debt and Finance Leases. During 2020, we took quick and decisive action to mitigate liquidity risk following the onset of the global pandemic by obtaining approximately $25.9 billion from financing transactions. A summary of these transactions is listed below. As our liquidity position began to stabilize during 2020, we repaid approximately $5.6 billion of future debt maturities, including $2.6 billion under our revolving credit facilities which had been drawn down in March 2020. See Note 2, Note 8 and Note 9 of the Notes to the Consolidated Financial Statements for additional information.

•Raising $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program.
•Issuing $3.5 billion of senior secured notes and entering into a $1.5 billion term loan, both of which are secured by certain slots, gates and routes.
•Entering into a $3.0 billion 364-day secured term loan facility with an original maturity in March 2021, which was repaid early and terminated in October 2020.
•Entering into $2.8 billion of sale-leaseback transactions. Approximately $2.3 billion of these transactions were treated as financing activities with the remainder treated as investing activities. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.
•Entering into a promissory note for the $1.6 billion CARES Act payroll support program loan.
•Entering into loan agreements to borrow $1.5 billion from the NYTDC in connection with NYTDC's issuance of Special Facilities Revenue Bonds, Series 2020, to finance, among other things, a portion of the construction costs for the new terminal facilities at LaGuardia Airport.
•Completing $1.7 billion in transactions secured by aircraft, including EETC issuances and aircraft loans.
•Issuing $1.3 billion of unsecured notes.

In addition, in January 2021 we received $1.4 billion with respect to the payroll support program extension described below, with the remaining $1.5 billion expected in the March 2021 quarter.

The principal amount of our debt and finance leases was $29.4 billion at December 31, 2020.

Future Debt Obligations. As described further in Note 8 of the Notes to the Consolidated Financial Statements, as of December 31, 2020, scheduled maturities of our debt in 2021 and 2022 were $1.5 billion and $1.9 billion, respectively, with maturities from 2023 through 2025 ranging between $3 billion and $5 billion annually. As of December 31, 2020, scheduled maturities after 2025 aggregate to $12.5 billion. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2020, these interest obligations total approximately $7.2 billion and range from approximately $700 million to $1.4 billion on an annual basis over the next five years. In addition to payment of scheduled debt maturities, we expect to pay down our debt in 2021, and therefore reduce our future interest obligations.

Our current ratings from the three major credit rating agencies are summarized in the table below:

Credit agency ratings information
Rating Agency	Current Rating	Outlook
Fitch	BB+	Negative
Moody's	Baa3	Negative
Standard & Poor's	BB	Negative

Finance Lease Obligations. As described further in Note 9 of the Notes to the Consolidated Financial Statements as of December 31, 2020 we had a total of $1.3 billion of minimum finance lease obligations. These minimum lease payments range from approximately $100 million to $300 million on an annual basis over the next five years.

Capital Returns to Shareholders. In early March 2020, we suspended both our share repurchase program and future dividends due to the impact of the pandemic. Prior to suspending these activities, in the March 2020 quarter, we repurchased and retired 6 million shares of our common stock at a cost of $344 million and paid a quarterly dividend of $260 million. The CARES Act payroll support program initially restricted share repurchases and the payment of dividends through September 2021, which have been continued to March 2022 under the terms of the payroll support extension.

Delta Air Lines, Inc. 2020 Form 10-K                                      45

Item 7. MD&A - Financial Condition and Liquidity
Undrawn Lines of Credit. As of December 31, 2020 we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of December 31, 2020, including approximately $300 million that reduced the availability under our revolvers and approximately $300 million that did not affect the availability under our revolvers.

Covenants. We were in compliance with the covenants in our debt agreements at December 31, 2020. See Note 8 of the Notes to the Consolidated Financial Statements for more information on the covenants in our debt agreements.

Critical Accounting Estimates

Our critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated results of operations or financial condition. Accordingly, the actual results may differ materially from these estimates. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements, unless otherwise noted below.

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

The loyalty program includes two types of transactions that are considered revenue arrangements with multiple performance obligations (1) passenger ticket sales earning miles and (2) sale of miles to participating companies.

Passenger Ticket Sales Earning Miles. Passenger ticket sales earning miles provide customers with (1) miles earned and (2) air transportation, which are each considered performance obligations. We value each performance obligation on a standalone basis. To value the miles earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for miles that are not likely to be redeemed ("breakage"). We use statistical models to estimate breakage based on historical redemption patterns. A change in assumptions to the redemption activity for miles or the estimated fair value of miles expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining miles are actually redeemed.

At December 31, 2020, the aggregate deferred revenue balance associated with the SkyMiles program was $7.2 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an impact of approximately $60 million on annual revenue recognized.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused. A hypothetical 10% increase in our estimate of the ETV of a mile would decrease annual passenger revenue by approximately $40 million, as a result of an increase in the amount of revenue deferred from the mileage component of passenger ticket sales.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from three to eleven years. During the years ended December 31, 2020 and 2019, total cash sales from marketing agreements were $2.8 billion and $4.2 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Delta Air Lines, Inc. 2020 Form 10-K                                      46

Item 7. MD&A - Critical Accounting Estimates
Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program. Effective January 1, 2019, we amended our co-brand and other agreements with American Express which increased the value we receive and extended the terms to 2029. The products and services delivered are consistent with previous agreements.

We account for marketing agreements, including those with American Express, by allocating the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for breakage, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

We defer the amount allocated to award travel as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

For additional information on our significant accounting policies related to the loyalty program, see Note 3 of the Notes to the Consolidated Financial Statements.

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

Key Assumptions. The key assumptions in our impairment tests include (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) observable market transactions and (4) anticipated changes to the regulatory environment (e.g., diminished slot access, additional Open Skies agreements or changes to antitrust approvals). These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. In addition, when performing a qualitative valuation, we consider the amount by which the intangible assets' fair values exceeded their respective carrying values in the most recent fair value measurements calculated using a quantitative approach.

Delta Air Lines, Inc. 2020 Form 10-K                                      47

Item 7. MD&A - Critical Accounting Estimates
Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, global pandemics or other factors, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., diminished slot access, additional Open Skies agreements or changes to antitrust approvals), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2020. Based upon our quantitative assessment of all relevant factors, including applicable factors noted in "Key Assumptions" above in addition to the change in our market capitalization during the current year, we determined that the fair value of goodwill significantly exceeded the carrying value and, therefore, there was no indication that goodwill was impaired.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $6.0 billion at December 31, 2020, of which $5.9 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to alliances and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

In 2020, we performed quantitative assessments of our goodwill and indefinite-lived intangible assets, including applicable factors noted in "Key Assumptions" above, and determined that there was no indication that the assets were impaired as the fair value of each asset exceeded its carrying value by at least 10%. Assumptions are sensitive to uncertainty about future events, the macroeconomic environment and other market-based risk factors. A change in key assumptions such as the discount rate or projected future revenues, expenses and cash flows could materially affect the determination of fair values. However, we believe the impact of the pandemic is temporary in nature and does not materially impact the long-range forecasts for our goodwill or indefinite-lived intangibles. Management evaluated estimates and assumptions used in the valuations, considering market and industry-specific conditions.

For additional information on our goodwill and indefinite-lived intangible assets' significant accounting policies and the related fair values and book values, see Note 7 of the Notes to the Consolidated Financial Statements.

Property and Equipment, net

Our flight equipment, which consists of aircraft and associated engines and parts, and other long-lived assets have a recorded value of $26.5 billion at December 31, 2020. This value is based on various factors, including the assets' estimated useful lives and salvage values. We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet type level or at the contract level for aircraft operated by third-party regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel and labor costs and other relevant factors. Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near term as a result of the COVID-19 pandemic, we evaluated our fleet during 2020 and determined that only the fleet types discussed in Note 2 of the Notes to the Consolidated Financial Statements were impaired, as the future cash flows from the operation of all other fleet types through the respective retirement dates exceeded the carrying value. As we obtain greater clarity about the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our fleet compared to network requirements and may decide to retire additional aircraft. Future decisions regarding the temporarily parked aircraft and the timing of any return to service will be dependent on the evolution of the demand environment.

Delta Air Lines, Inc. 2020 Form 10-K                                      48

Item 7. MD&A - Critical Accounting Estimates
As a result of the COVID-19 pandemic and our response, we have removed certain aircraft from active service as of December 31, 2020, which includes owned and leased aircraft that are being retired early. This resulted in impairment and other related charges of $4.4 billion, recorded in restructuring charges in our income statement. These charges were calculated using Level 3 fair value inputs based primarily upon recent market transactions and third-party bids, which were corroborated with published pricing guides and our assessment of existing market conditions based on industry knowledge. The effects of the COVID-19 pandemic in 2020 created additional estimation uncertainty as there is currently a limited market for aircraft and limited data on how the COVID-19 pandemic has affected the fair value of aircraft. Following the impairment charges, the remaining aggregate net book value of these aircraft as of December 31, 2020 is approximately $500 million. See Note 2 of the Notes to the Consolidated Financial Statements for additional details regarding these impairments and related charges.

Income Tax Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies. In evaluating the likelihood of utilizing our net deferred income tax assets, the significant factors that we consider include (1) our recent history of profitability, (2) growth in the U.S. and global economies, (3) forecast of airline revenue trends, (4) estimate of future fuel prices and (5) future impact of taxable temporary differences.

At December 31, 2020 our net deferred tax asset balance was $2.0 billion, including a $460 million valuation allowance primarily related to capital loss carryforwards and state net operating losses. Although we are in a three year cumulative loss position as of December 31, 2020, we have a recent history of significant earnings prior to the onset of the COVID-19 pandemic. We expect to return to profitability as the effects of the pandemic subside and to generate sufficient taxable income to utilize our federal net operating loss carryforwards before any expire. Our federal net operating loss carryforwards generated before 2018 do not begin to expire until 2027. Under current tax law, federal net operating losses generated in 2020 do not expire. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and state net operating losses that have short expiration periods.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. As of December 31, 2020, the unfunded benefit obligation for these plans recorded on our balance sheet was $6.1 billion. We had no minimum funding requirements in 2019 or 2020, we have no such requirements in 2021, and based on our current projections, we do not expect any minimum required contributions until 2025. However, during 2019, we voluntarily contributed $1 billion to these plans. As a part of our liquidity initiatives we suspended voluntary pension funding that we were previously planning in 2020. We plan to contribute at least $500 million to these plans in 2021. The most critical assumptions impacting our defined benefit pension plan obligations and net periodic benefit cost are the discount rate, the expected long-term rate of return on plan assets and life expectancy.

Weighted Average Discount Rate. We determine our weighted average discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analysis specific to our estimated future benefit payments. We used a weighted average discount rate to value the obligations of 2.62% and 3.40% at December 31, 2020 and 2019, respectively. Our weighted average discount rate for net periodic benefit cost in each of the past three years has varied from the rate selected on our measurement date, ranging from 3.40% to 4.33%.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic benefit cost for the year ended December 31, 2020 was 8.97%.

Delta Air Lines, Inc. 2020 Form 10-K                                      49

Item 7. MD&A - Critical Accounting Estimates
The impact of a 0.50% change in these assumptions is shown in the table below:

Benefit plan effects of change in assumptions used
Change in Assumption	Effect on 2021 Pension Benefit Cost		Effect on Accrued Pension Liability at December 31, 2020
0.50% decrease in weighted average discount rate	$(19)	million	$1.4	billion
0.50% increase in weighted average discount rate	$15	million	$(1.3)	billion
0.50% decrease in expected long-term rate of return on assets	$79	million	$—
0.50% increase in expected long-term rate of return on assets	$(79)	million	$—

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

Investments Valued at Net Asset Value ("NAV") Per Share. On an annual basis we assess the potential for adjustments to the fair value of all investments. These investments valued using NAV as a practical expedient are typically valued on a monthly or quarterly basis by third-party administrators, valuation agents or fund managers with an annual audit performed by an independent third party, but certain of these investments have a lag in the availability of data. This primarily applies to private equity, private equity-related strategies and real assets. We solicit valuation updates from the investment fund managers and use their information and corroborating data from public markets to determine any needed fair value adjustments.

For additional information on our significant accounting policies related to defined benefit pension plans, see Note 11 of the Notes to the Consolidated Financial Statements.

Recent Accounting Standards

Credit Losses. In 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." Under this ASU, an entity is required to utilize an "expected credit loss model" on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted this standard effective January 1, 2020 and due to the COVID-19 pandemic, we recorded reserves on certain receivables, which are discussed further in Note 5 of the Notes to the Consolidated Financial Statements.

Income Taxes. In 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly owned subsidiaries. We adopted the new standard effective January 1, 2020 with no impact on our Consolidated Financial Statements.
Delta Air Lines, Inc. 2020 Form 10-K                                      50

Item 7. MD&A - Supplemental Information
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

Pre-Tax (Loss)/Income, adjusted

The following table shows a reconciliation of pre-tax (loss)/income (a GAAP measure) to pre-tax (loss)/income, adjusted (a non-GAAP financial measure). In 2020, pre-tax (loss)/income, adjusted excludes the following items directly related to the impact of COVID-19 and our response for comparability with the prior period:

•Restructuring charges. We recognized restructuring charges following strategic business decisions in response to the COVID-19 pandemic. These charges primarily include impairments and related charges from retirement decisions related to approximately 400 aircraft and the voluntary early retirement and separation programs.

•Government grant recognition. We recognized the full grant proceeds from the CARES Act payroll support program as a contra-expense in 2020. We recognized the grant proceeds based on the periods that the funds were intended to benefit.

•Impairments and equity method losses. During 2020, we recognized charges and the related income tax impacts from write-downs of our investments in LATAM and Grupo Aeroméxico following their financial losses and separate Chapter 11 bankruptcy filings, and the write-down of our investment in Virgin Atlantic based on our share of its losses.

•Pension settlement charges. These charges were recognized in connection with the voluntary programs.

We also regularly adjust pre-tax (loss)/income for the following items to determine pre-tax (loss)/income, adjusted for the reasons described below:
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

•Equity investment MTM adjustments. We previously recorded our proportionate share of losses from our equity investments in Virgin Atlantic, Grupo Aeroméxico and LATAM in non-operating expense. (As a result of Grupo Aeroméxico's and LATAM’s bankruptcy filings, we no longer have significant influence with Grupo Aeroméxico or LATAM and discontinued accounting for these investments under the equity method in the June 2020 quarter.) We adjust for our equity method investees' hedge portfolio MTM adjustments to allow investors to understand and analyze our core operational performance in the periods shown.

•MTM adjustments on investments. Unrealized gains/losses result from our equity investments that are accounted for at fair value in non-operating expense. The gains/losses are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.

Delta Air Lines, Inc. 2020 Form 10-K                                      51

Item 7. MD&A - Supplemental Information

Pre-tax (loss)/income, adjusted reconciliation
	Year Ended December 31,
(in millions)	2020	2019
Pre-tax (loss)/income	$(15,587)	$6,198
Less: Restructuring charges	8,219	—
Less: Government grant recognition	(3,946)	—
Less: Impairments and equity method losses	2,172	—
Less: Pension settlement charges	36	—
Adjusted for:
MTM adjustments and settlements on hedges	10	14
Equity investment MTM adjustments	(19)	(14)
MTM adjustments on investments	119	13
Delta Private Jets adjustment	—	3
Pre-tax (loss)/income, adjusted	$(8,996)	$6,214

Operating Expense, adjusted

The following table shows a reconciliation of operating expense (a GAAP measure) to operating expense, adjusted (a non-GAAP financial measure). In 2020, operating expense, adjusted excludes the following items directly related to the impact of COVID-19 and our response: restructuring charges and government grant recognition, as discussed above under the heading pre-tax (loss)/income, adjusted. We also adjust operating expense for the following items for the reasons described below. We adjust for MTM adjustments and settlements on hedges and Delta Private Jets adjustment for the same reasons described above under the heading pre-tax (loss)/income, adjusted.

•Third-party refinery sales. We adjust operating expense for refinery sales to third parties to determine operating expense, adjusted because these revenues, and related expenses, are not related to our airline segment. Operating expense, adjusted therefore provides a more meaningful comparison of operating expenses from our airline operations to the rest of the airline industry.

Operating expense, adjusted reconciliation
	Year Ended December 31,
(in millions)	2020	2019
Operating expense	$29,564	$40,389
Less: Restructuring charges	(8,219)	—
Less: Government grant recognition	3,946	—
Adjusted for:
MTM adjustments and settlements on hedges	(10)	(14)
Third-party refinery sales	(1,150)	(97)
Delta Private Jets adjustment	—	(196)
Operating expense, adjusted	$24,130	$40,082

Delta Air Lines, Inc. 2020 Form 10-K                                      52

Item 7. MD&A - Supplemental Information
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

•Strategic investments and related. Cash flows related to our investment in and related transactions with other airlines are included in our GAAP investing activities. We adjust for this activity because it provides a more meaningful comparison to our airline industry peers.

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

Free cash flow reconciliation
	Year Ended December 31,
(in millions)	2020	2019
Net cash (used in)/provided by operating activities	$(3,793)	$8,425
Net cash used in investing activities	(9,238)	(4,563)
Adjustments:
Net purchases/(redemptions) of short-term investments	5,792	(206)
Strategic investments and related	2,192	170
Net cash flows related to certain airport construction projects and other	721	338
Free cash flow	$(4,327)	$4,164

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted.

TRASM, adjusted reconciliation
	Year Ended December 31,
	2020		2019
TRASM (cents)	12.73	¢	17.07	¢
Adjusted for:
Third-party refinery sales	(0.86)		(0.04)
Delta Private Jets adjustment	—		(0.07)
TRASM, adjusted	11.87	¢	16.97	¢

Delta Air Lines, Inc. 2020 Form 10-K                                      53

Item 7. MD&A - Supplemental Information
CASM-Ex

The following table shows a reconciliation of CASM (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). In 2020, CASM-Ex excludes the following items directly related to the impact of COVID-19 and our response: restructuring charges and government grant recognition, as discussed above under the heading pre-tax (loss)/income, adjusted. We also adjust CASM for the following items to determine CASM-Ex for the reasons described below. We adjust for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted.

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

CASM-Ex reconciliation
	Year Ended December 31,
	2020		2019
CASM (cents)	22.01	¢	14.67	¢
Less: Restructuring charges	(6.12)		—
Less: Government grant recognition	2.94		—
Adjusted for:
Aircraft fuel and related taxes	(2.36)		(3.10)
Third-party refinery sales	(0.86)		(0.04)
Profit sharing	—		(0.60)
Delta Private Jets adjustment	—		(0.06)
CASM-Ex	15.61	¢	10.88	¢

Consolidated CASM, adjusted

The following table shows a reconciliation of CASM (a GAAP measure) to consolidated CASM, adjusted (a non-GAAP financial measure). In 2020, consolidated CASM, adjusted excludes the following items directly related to the impact of COVID-19 and our response: restructuring charges and government grant recognition, as discussed above under the heading pre-tax (loss)/income, adjusted. We also adjust CASM for MTM adjustments and settlements on hedges and for Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted. We adjust for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted.

Consolidated CASM, adjusted reconciliation
	Year Ended December 31,
	2020		2019
CASM (cents)	22.01	¢	14.67	¢
Less: Restructuring charges	(6.12)		—
Less: Government grant recognition	2.94		—
Adjusted for:
MTM adjustments and settlements on hedges	(0.01)		(0.01)
Third-party refinery sales	(0.86)		(0.04)
Delta Private Jets adjustment	—		(0.07)
Consolidated CASM, adjusted	17.96	¢	14.56	¢

Delta Air Lines, Inc. 2020 Form 10-K                                      54

Item 7. MD&A - Glossary of Defined Terms
Glossary of Defined Terms

ASM - Available Seat Mile. A measure of capacity. ASMs equal the total number of seats available for transporting passengers during a reporting period multiplied by the total number of miles flown during that period.

CASM - (Total Operating) Cost per Available Seat Mile. The amount of operating cost incurred per ASM during a reporting period. CASM is also referred to as "unit cost."

CASM-Ex - The amount of operating cost incurred per ASM during a reporting period, adjusted for restructuring charges, government grant recognition, aircraft fuel and related taxes, third-party refinery sales, profit sharing expenses and Delta Private Jets.

Consolidated CASM, adjusted - The amount of operating cost incurred per ASM during a reporting period, adjusted for restructuring charges, government grant recognition, MTM adjustments and settlements on hedges, third-party refinery sales and Delta Private Jets.

Free Cash Flow - Represents the cash available for use for debt service or general corporate initiatives.

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

TRASM, adjusted - The amount of total revenue earned per ASM during a reporting period, adjusted for third-party refinery sales and Delta Private Jets.
Delta Air Lines, Inc. 2020 Form 10-K                                      55

Item 7A. Market Risk
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to fuel prices, interest rates and foreign currency exchange rates. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. In an effort to manage our exposure to these risks, we may enter into derivative contracts and may adjust our derivative portfolio as market conditions change. See Note 6 of the Notes to the Consolidated Financial Statements for further information on our derivative contracts. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders' equity.

The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. A one cent increase in the cost of jet fuel would result in approximately $40 million of additional annual fuel expense based on annual pre-COVID-19 pandemic consumption of approximately four billion gallons of jet fuel. As a result of the reduced capacity from the COVID-19 pandemic, our jet fuel consumption during 2020 of 1.9 billion gallons was significantly less than our historical and expected future consumption. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s inventory.

Interest Rate Risk

Our exposure to market risk from adverse changes in interest rates is primarily associated with our debt obligations. Market risk associated with our fixed and variable rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

At December 31, 2020, we had $22.3 billion of fixed-rate debt and $5.9 billion of variable-rate debt. The rates used in our variable-rate debt are based on LIBOR, or another index rate, which in certain cases is subject to a floor. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $1.2 billion at December 31, 2020 and would have increased the annual interest expense on our variable-rate debt and variable-rate leases by $29 million.

The U.K. Financial Conduct Authority announced in 2017 that it intends to no longer compel banks to submit rates for the calculation of the London interbank offered rate ("LIBOR") after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. To mitigate the possible impact of this change, various regulators have proposed alternative reference rates. The effect of any discontinuation or replacement of LIBOR cannot be predicted at this time, but we believe our risk would be limited to variable-rate debt and variable-rate finance leases which utilize rates for which the settings are to be discontinued after June 2023 because we have an immaterial amount of contracts that utilize the settings to be discontinued immediately after December 2021. At December 31, 2020 we had approximately $3.8 billion of variable-rate debt and variable-rate finance leases maturing after June 2023, all of which include provisions to update the applicable reference rate, and we do not expect this rate to be materially different from LIBOR.

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

At December 31, 2020, we had a U.S. dollar-South Korean won cross currency swap contract totaling a $13 million liability position. We estimate that a 10% depreciation or appreciation in the price of the South Korean won in relation to the U.S. dollar would have changed the projected cash settlement value of our open hedge contract by $17 million for the year ending December 31, 2020.

Delta Air Lines, Inc. 2020 Form 10-K                                      56

Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Delta Air Lines, Inc. 2020 Form 10-K                                      57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss)/income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Delta Air Lines, Inc. 2020 Form 10-K                                      58

Employee Benefit Plans

Description of the Matter
At December 31, 2020, the fair value of the Company’s benefit plan assets measured at fair value on a recurring basis totaled $16.6 billion, of which $10.4 billion do not have a readily determinable fair value and are measured at net asset value per share (“NAV assets”) as a practical expedient. Management determines the fair value of NAV assets by applying the methodologies described in Note 11 to the consolidated financial statements. The Company’s expected long-term rate of return on assets for net periodic benefit for the year ended December 31, 2020 was 8.97%. The expected return on plan assets provided net periodic benefit of $1.4 billion for the year ended December 31, 2020. As disclosed in Note 11 to the consolidated financial statements, the expected long-term rate of return on plan assets is reviewed annually and is based primarily on plan-specific investment studies using historical market return and volatility data.

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
To test the expected long-term rate of return on plan assets, our audit procedures included, among others, evaluating the methodology used, testing the significant assumptions used in the determination of the expected return and testing the underlying data used by the Company. We involved an actuarial specialist to assist in evaluating the appropriateness of the Company’s estimate, including independently calculating a range of expected long-term rates of return based on the Company’s current investment portfolio and strategy, and assessed whether management’s assumption was consistent with a range of returns for a portfolio of comparative investments. Additionally, we tested the completeness and accuracy of the data used by management and performed sensitivity analyses to evaluate the changes to the Company’s net periodic benefit that would result from changes in the expected long-term rate of return on plan assets.

Delta Air Lines, Inc. 2020 Form 10-K                                      59

Fair Value of Fleet Assets

Description of the Matter
For the year ended December 31, 2020, the Company recognized $4.4 billion of impairment-related charges for certain owned and leased fleet assets. These impairment-related charges are classified within restructuring charges in the Company’s consolidated statement of operations. As discussed in Note 2 to the consolidated financial statements, the Company retired or plans to early retire certain owned and leased fleet types from active service as part of capacity reductions in response to the negative effect on the Company’s business from the global COVID-19 pandemic. To assess assets for impairment, the Company groups assets at the fleet type level or at the contract level for aircraft operated by third-party regional carriers. The Company concluded that the management-initiated permanent retirements or planned early retirements of aircraft were impairment indicators which required the Company to test the recoverability of the related asset groups. The Company concluded the book value of these asset groups were not recoverable due to changes to the estimated future cash flows based primarily on the significant reductions to the remaining operating lives. As a result, the Company recognized $4.4 billion in impairment-related charges for the amount by which book value of each asset group exceeded its related fair value. The impairment-related charges were estimated using fair value inputs based primarily upon recent market transactions and third-party bids and corroborated by published pricing guides and the Company’s assessment of existing market conditions based on industry knowledge.

Auditing the Company’s impairment analysis was highly subjective due to the significant estimation required in determining the fair value of the Company’s aircraft. As a result of the COVID-19 pandemic, there is currently a very limited market for aircraft and limited data on how the COVID-19 pandemic has affected the fair value of aircraft.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for long-lived asset impairments. For example, we tested controls over management’s review over determining the relevant measures of fair value of fleet assets.

To test the Company’s estimate of the fair value of the aircraft, our audit procedures included, among others, obtaining an understanding of market conditions through inquiries of the Company’s fleet management and comparing the aircraft fair value to recent market transactions, bids from third parties and published pricing guides. We also performed procedures to independently identify contrary or confirmatory evidence of the fair values used in the Company’s analysis through review of other third-party sources of information.

Realizability of Deferred Tax Assets

Description of the Matter
At December 31, 2020, the Company had gross deferred tax assets of $9.5 billion and a related valuation allowance of $460 million. As discussed in Notes 1 and 13 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of recoverability of deferred tax assets involved subjective estimation and complex auditor judgment in weighing the positive and negative evidence to determine whether a valuation allowance for deferred tax assets is needed including the Company’s estimate of future taxable income that may be affected by market and economic conditions.

Delta Air Lines, Inc. 2020 Form 10-K                                      60

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences, identification and use of available tax planning strategies and estimate of future taxable income.

To test the realizability of the Company’s deferred tax assets, our audit procedures included, among others, evaluating the assumptions to develop the scheduling of the future reversal of existing taxable temporary differences, evaluating tax planning strategies and evaluating the assumptions used by the Company to develop projections of future taxable income. We compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. In addition, we involved our tax specialists to evaluate the application of tax law in the performance of these procedures.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.

Atlanta, Georgia
February 12, 2021

Delta Air Lines, Inc. 2020 Form 10-K                                      61

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,307	$2,882
Short-term investments	5,789	—
Accounts receivable, net of an allowance for uncollectible accounts of $89 and $13 as of 2020 and 2019, respectively	1,396	2,854
Fuel inventory	377	730
Expendable parts and supplies inventories, net of an allowance for obsolescence of $188 and $82 as of 2020 and 2019, respectively	355	521
Prepaid expenses and other	1,180	1,262
Total current assets	17,404	8,249
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,511 and $17,027 as of 2020 and 2019, respectively	26,529	31,310
Operating lease right-of-use assets	5,733	5,627
Goodwill	9,753	9,781
Identifiable intangibles, net of accumulated amortization of $883 and $873 as of 2020 and 2019, respectively	6,011	5,163
Cash restricted for airport construction	1,556	636
Equity investments	1,665	2,568
Deferred income taxes, net	1,988	120
Other noncurrent assets	1,357	1,078
Total noncurrent assets	54,592	56,283
Total assets	$71,996	$64,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$1,732	$2,287
Current maturities of operating leases	678	801
Air traffic liability	4,044	5,116
Accounts payable	2,840	3,266
Accrued salaries and related benefits	2,086	3,701
Loyalty program deferred revenue	1,777	3,219
Fuel card obligation	1,100	736
Other accrued liabilities	1,670	1,078
Total current liabilities	15,927	20,204
Noncurrent Liabilities:
Debt and finance leases	27,425	8,873
Noncurrent air traffic liability	500	—
Pension, postretirement and related benefits	10,630	8,452
Loyalty program deferred revenue	5,405	3,509
Noncurrent operating leases	5,713	5,294
Deferred income taxes, net	—	1,456
Other noncurrent liabilities	4,862	1,386
Total noncurrent liabilities	54,535	28,970

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 647,352,203 and 651,731,443 shares issued as of 2020 and 2019, respectively	—	—
Additional paid-in capital	11,259	11,129
Retained earnings/(deficit)	(428)	12,454
Accumulated other comprehensive loss	(9,038)	(7,989)
Treasury stock, at cost, 9,169,683 and 8,959,730 shares as of 2020 and 2019, respectively	(259)	(236)
Total stockholders' equity	1,534	15,358
Total liabilities and stockholders' equity	$71,996	$64,532
The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. 2020 Form 10-K                                      62

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Operating Revenue:
Passenger	$12,883	$42,277	$39,755
Cargo	608	753	865
Other	3,604	3,977	3,818
Total operating revenue	17,095	47,007	44,438

Operating Expense:
Salaries and related costs	8,754	11,225	10,743
Aircraft fuel and related taxes	3,176	8,519	9,020
Regional carriers expense, excluding fuel	2,479	3,584	3,438
Depreciation and amortization	2,312	2,581	2,329
Ancillary businesses and refinery	1,785	1,245	1,695
Contracted services	1,778	2,641	2,175
Landing fees and other rents	1,518	1,762	1,662
Aircraft maintenance materials and outside repairs	822	1,751	1,575
Passenger commissions and other selling expenses	582	1,993	1,941
Passenger service	523	1,251	1,178
Aircraft rent	399	423	394
Restructuring charges	8,219	—	—
Government grant recognition	(3,946)	—	—
Profit sharing	—	1,643	1,301
Other	1,163	1,771	1,723
Total operating expense	29,564	40,389	39,174

Operating (Loss)/Income	(12,469)	6,618	5,264

Non-Operating Expense:
Interest expense, net	(929)	(301)	(311)
Impairments and equity method losses	(2,432)	(62)	(60)
Gain/(loss) on investments, net	(105)	119	38
Miscellaneous, net	348	(176)	220
Total non-operating expense, net	(3,118)	(420)	(113)

(Loss)/Income Before Income Taxes	(15,587)	6,198	5,151

Income Tax Benefit/(Provision)	3,202	(1,431)	(1,216)

Net (Loss)/Income	$(12,385)	$4,767	$3,935

Basic (Loss)/Earnings Per Share	$(19.49)	$7.32	$5.69
Diluted (Loss)/Earnings Per Share	$(19.49)	$7.30	$5.67
Cash Dividends Declared Per Share	$0.40	$1.51	$1.31

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. 2020 Form 10-K                                      63

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive (Loss)/Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Net (Loss)/Income	$(12,385)	$4,767	$3,935
Other comprehensive (loss)/income:
Net change in derivative contracts and other	(66)	6	15
Net change in pension and other benefits	(983)	(170)	(113)
Total Other Comprehensive (Loss)/Income	(1,049)	(164)	(98)
Comprehensive (Loss)/Income	$(13,434)	$4,603	$3,837

The accompanying notes are an integral part of these Consolidated Financial Statements.
Delta Air Lines, Inc. 2020 Form 10-K                                      64

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss)/income	$(12,385)	$4,767	$3,935
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges	4,111	—	—
Depreciation and amortization	2,312	2,581	2,329
Deferred income taxes	(3,110)	1,473	1,364
Pension, postretirement and postemployment payments less/(greater) than expense	898	(922)	(790)
Impairments and equity method losses	2,432	62	60
Changes in certain assets and liabilities:
Receivables	1,168	(775)	108
Fuel inventory	354	(139)	324
Noncurrent assets	210	111	(221)
Air traffic liability	(572)	454	297
Loyalty program deferred revenue	455	87	319
Profit sharing	(1,650)	354	233
Other payables, deferred revenue and accrued liabilities	240	144	(418)
Noncurrent liabilities	1,185	(16)	47
Other, net	559	244	(573)
Net cash (used in)/provided by operating activities	(3,793)	8,425	7,014

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(896)	(3,344)	(3,704)
Ground property and equipment, including technology	(1,003)	(1,592)	(1,464)
Proceeds from sale-leaseback transactions	465	—	—
Purchase of equity investments	(2,099)	(170)	—
Sale of equity investments	—	279	28
Purchase of short-term investments	(13,400)	—	(145)
Redemption of short-term investments	7,608	206	766
Other, net	87	58	126
Net cash used in investing activities	(9,238)	(4,563)	(4,393)

Cash Flows From Financing Activities:
Proceeds from short-term obligations	3,261	1,750	—
Proceeds from long-term obligations	22,790	2,057	3,745
Proceeds from sale-leaseback transactions	2,306	—	—
Payments on debt and finance lease obligations	(8,559)	(3,320)	(3,052)
Repurchase of common stock	(344)	(2,027)	(1,575)
Cash dividends	(260)	(980)	(909)
Fuel card obligation	364	(339)	7
Other, net	(202)	(21)	58
Net cash provided by/(used in) financing activities	19,356	(2,880)	(1,726)

Net Increase in Cash, Cash Equivalents and Restricted Cash	6,325	982	895
Cash, cash equivalents and restricted cash at beginning of period	3,730	2,748	1,853
Cash, cash equivalents and restricted cash at end of period	$10,055	$3,730	$2,748

Supplemental Disclosure of Cash Paid for Interest	$761	$481	$376
Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$1,077	$464	$1,041
Flight and ground equipment acquired under finance leases	381	650	93
Operating leases converted to finance leases	—	190	7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. 2020 Form 10-K                                      65

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2018	715	$—	$12,053	$8,256	$(7,621)	7	$(158)	$12,530
Net income	—	—	—	3,935	—	—	—	3,935
Change in accounting principle and other	—	—	—	(154)	(106)	—	—	(260)
Dividends declared	—	—	—	(909)	—	—	—	(909)
Other comprehensive loss	—	—	—	—	(98)	—	—	(98)
Common stock issued for employee equity awards(1)	1	—	91	—	—	1	(40)	51
Stock options exercised	1	—	13	—	—	—	—	13
Stock purchased and retired	(29)	—	(486)	(1,089)	—	—	—	(1,575)
Balance at December 31, 2018	688	—	11,671	10,039	(7,825)	8	(198)	13,687
Net income	—	—	—	4,767	—	—	—	4,767
Dividends declared	—	—	—	(981)	—	—	—	(981)
Other comprehensive loss	—	—	—	—	(164)	—	—	(164)
Common stock issued for employee equity awards(1)	2	—	114	—	—	1	(38)	76
Stock purchased and retired	(38)	—	(656)	(1,371)	—	—	—	(2,027)
Balance at December 31, 2019	652	—	11,129	12,454	(7,989)	9	(236)	15,358
Net loss	—	—	—	(12,385)	—	—	—	(12,385)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive loss	—	—	—	—	(1,049)	—	—	(1,049)
Common stock issued for employee equity awards and other(1)	1	—	120	—	—	—	(23)	97
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Government support warrant issuance	—	—	114	—	—	—	—	114
Balance at December 31, 2020	647	$—	$11,259	$(428)	$(9,038)	9	$(259)	$1,534

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $52.17, $50.20 and $54.90 in 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. 2020 Form 10-K                                      66

Notes to the Consolidated Financial Statements
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Delta Air Lines, Inc., a Delaware corporation, provides scheduled air transportation for passengers and cargo throughout the United States ("U.S.") and around the world. Our Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We are the primary beneficiary of, and have a controlling financial interest in, certain immaterial entities in which we have voting rights of 50% or less, which we consolidate in our financial results.

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

Income Taxes. In 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly owned subsidiaries. We adopted the new standard effective January 1, 2020 with no impact on our Consolidated Financial Statements.

Delta Air Lines, Inc. 2020 Form 10-K                                      67

Notes to the Consolidated Financial Statements
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets ("balance sheets") that sum to the total of the same such amounts shown within the Consolidated Statements of Cash Flows ("cash flows statement").

Reconciliation of cash, cash equivalents and restricted cash
	Year Ended December 31,
(in millions)	2020	2019	2018
Current assets:
Cash and cash equivalents	$8,307	$2,882	$1,565
Restricted cash included in prepaid expenses and other	192	212	47
Noncurrent assets:
Cash restricted for airport construction	1,556	636	1,136
Total cash, cash equivalents and restricted cash	$10,055	$3,730	$2,748

Inventories

Fuel. As part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, our wholly owned subsidiaries, Monroe Energy, LLC and MIPC, LLC (collectively, "Monroe"), operate the Trainer oil refinery. Refined product, feedstock and blendstock inventories, all of which are finished goods, are carried at recoverable cost. We use jet fuel in our airline operations that is produced by the refinery and procured through the exchange with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) incurred and an applicable portion of manufacturing overhead.

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

Delta Air Lines, Inc. 2020 Form 10-K                                      68

Notes to the Consolidated Financial Statements
The following table summarizes the risk hedged and the classification of related gains and losses in our income statement, by each type of derivative contract:

Derivative Type	Hedged Risk	Classification of Gains and Losses
Fuel hedge contracts	Fluctuations in fuel prices	Aircraft fuel and related taxes
Interest rate contracts	Increases in interest rates	Interest expense, net
Foreign currency exchange contracts	Fluctuations in foreign currency exchange rates	Non-operating expense

The following table summarizes the accounting treatment of our derivative contracts:

Accounting Designation	Impact of Unrealized Gains and Losses
Not designated as hedges	Change in fair value(1) of hedge is recorded in earnings
Designated as cash flow hedges	Market adjustments are recorded in Accumulated Other Comprehensive Income ("AOCI")
Designated as fair value hedges	Market adjustments are recorded in debt and finance leases
(1)Including settled gains and losses as well as mark-to-market adjustments ("MTM adjustments").

We perform, at least quarterly, an assessment of the effectiveness of our derivative contracts designated as hedges, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. We believe our derivative contracts that continue to be designated as hedges, consisting of interest rate exchange contracts, will continue to be highly effective in offsetting changes in fair value attributable to the hedged risk.

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

Property and Equipment, net

Our flight equipment, which consists of aircraft and associated engines and parts, and other long-lived assets, which are classified as property and equipment, net on our balance sheet, have a recorded value of $26.5 billion at December 31, 2020.

The following table summarizes our property and equipment:

Property and equipment by classification
		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2020	2019
Flight equipment	20-34 years	$31,572	$36,713
Ground property and equipment	3-40 years	6,387	5,721
Information technology-related assets	3-15 years	3,403	3,276
Flight and ground equipment under finance leases	Shorter of lease term or estimated useful life	1,795	1,608
Advance payments for equipment		883	1,019
Less: accumulated depreciation and amortization(1)		(17,511)	(17,027)
Total property and equipment, net		$26,529	$31,310
(1)Includes accumulated amortization for flight and ground equipment under finance leases in the amount of $793 million and $546 million at December 31, 2020 and 2019, respectively.

Delta Air Lines, Inc. 2020 Form 10-K                                      69

Notes to the Consolidated Financial Statements
We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.3 billion, $2.6 billion and $2.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to ten years. Included in the depreciation and amortization expense discussed above, we recorded $304 million, $239 million and $205 million for amortization of capitalized software for the years ended December 31, 2020, 2019 and 2018, respectively. The net book value of these assets, which are included in information technology-related assets above, totaled $1.0 billion and $1.1 billion at December 31, 2020 and 2019, respectively.

Our tangible assets consist primarily of flight equipment, which is mobile across geographic markets. Accordingly, assets are not allocated to specific geographic regions.

We review flight equipment and other long-lived assets used in operations for impairment losses when events and circumstances indicate the assets may be impaired. Factors which could be indicators of impairment include, but are not limited to (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in fleet fair values and (5) changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell. See Note 2, "Impact of the COVID-19 Pandemic," for information on impairments and related charges recorded during 2020.

To determine whether impairments exist for active and temporarily parked aircraft, we group assets at the fleet type level or at the contract level for aircraft operated by third-party regional carriers (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel and labor costs and other relevant factors. Given the substantial reduction in our active aircraft and diminished projections of future cash flows in the near term as a result of the COVID-19 pandemic, we evaluated our fleet during 2020 and determined that only the fleet types discussed in Note 2, "Impact of the COVID-19 Pandemic," were impaired, as the future cash flows from the operation of all other fleet types through the respective retirement dates exceeded the carrying value. As we obtain greater clarity about the duration and extent of reduced demand and potentially execute further capacity adjustments, we will continue to evaluate our fleet compared to network requirements and may decide to retire additional aircraft. Future decisions regarding the temporarily parked aircraft and the timing of any return to service will be dependent on the evolution of the demand environment.

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

A valuation allowance is recorded to reduce deferred tax assets when necessary. We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies. See Note 13, "Income Taxes," for further information on our deferred income taxes.

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card carried a maximum credit limit of $1.1 billion as of December 31, 2020 and must be paid monthly. At December 31, 2020 and 2019, we had $1.1 billion and $736 million outstanding on this purchasing card, respectively, and the activity was classified as a financing activity in our cash flows statement.
Delta Air Lines, Inc. 2020 Form 10-K                                      70

Notes to the Consolidated Financial Statements
Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to any share repurchase program. We allocate the share purchase price in excess of par value between additional paid-in capital and retained earnings.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year the advertising first takes place. Advertising expense was $119 million, $288 million and $267 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Commissions and Merchant Fees

Passenger sales commissions and merchant fees are recognized in operating expense when the related revenue is recognized.

NOTE 2. IMPACT OF THE COVID-19 PANDEMIC

The unprecedented, widespread and persistent impact of COVID-19 and the related travel restrictions and social distancing measures implemented throughout the world have significantly reduced demand for air travel. After initially impacting our service to China beginning in January 2020, the spread of the virus and the resulting global pandemic have significantly affected our entire network. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, businesses suspended travel and popular leisure destinations temporarily closed to visitors. Certain countries that are key markets for our business have imposed bans on international travelers for specified periods or indefinitely.

As a result, demand for travel declined at a rapid pace in the March 2020 quarter and has remained depressed, which has had an unprecedented and materially adverse impact on our results of operations and financial position. Although demand has improved at a slow pace since that time, it remains significantly below pre-pandemic levels. The exact timing and pace of the recovery remain uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. The U.S. and numerous other countries are now also requiring airline passengers to provide negative COVID-19 test results prior to travel into their countries. Additionally, some states have instituted travel restrictions, advisories or quarantines for travelers from other states within the U.S. We expect the demand environment to remain depressed until effective vaccines become broadly available, vaccination becomes widespread globally and travel restrictions and advisories begin to ease. Our forecasted expense and liquidity management initiatives may be modified as the demand environment evolves.

In response to these developments, we have implemented enhanced measures focusing on the safety of our customers and employees, while at the same time seeking to mitigate the impact on our financial position and operations and to position our business for recovery.

Delta Air Lines, Inc. 2020 Form 10-K                                      71

Notes to the Consolidated Financial Statements
Taking Care of our Customers and Employees. The safety of our customers and employees is our primary focus. As the COVID-19 pandemic has progressed, we have taken numerous steps to help promote the safety of our customers and employees on the ground and in the air in keeping with current health-expert recommendations, including:
•Adopting new cleaning procedures on all flights, including regular disinfectant electrostatic spraying on aircraft and sanitizing high-touch areas like tray tables, entertainment screens, armrests and seat-back pockets.
•Taking steps to help employees and customers practice social distancing and promote safety, including:
◦Creating a Global Cleanliness Division to ensure a consistently safe and sanitized experience across our facilities and aircraft.
◦Beginning in May 2020, requiring all customers and customer-facing employees to wear masks.
◦Capping load factors throughout our aircraft and blocking middle seats through at least April 30, 2021.
◦Modifying our boarding and deplaning processes, while providing limited food and beverage service that is designed to reduce physical touch points.
◦Encouraging social distancing throughout all aspects of our operation.
◦Implementing significant workforce social distancing and protection measures, including reconfiguring call center spaces to promote social distancing, increasing cleaning and disinfecting of our facilities and encouraging employees to work remotely when possible.
•Giving customers flexibility to plan and re-book travel, including extending expiration on certain tickets and travel credits through December 2022, eliminating change fees for domestic tickets and international tickets originating from North America, with the exception of Basic Economy tickets, and waiving change fees for all tickets purchased before March 30, 2021. Additionally, we are extending 2020 Medallion Status an additional year, rolling Medallion Qualification Miles into 2021 and extending Delta SkyMiles American Express Card benefits and Delta Sky Club memberships.
•Offering pay protection to employees who have tested positive for COVID-19, who must quarantine due to exposure to COVID-19, who are considered being at high-risk for illness from COVID-19 according to the Centers for Disease Control and Prevention ("CDC") guidelines and do not have the ability to work remotely.
•Offering on-site rapid COVID-19 testing in most locations and making at-home testing available for all U.S.-based employees. We have also added rapid testing in most U.S. hubs for active flight crews.

Capacity Reductions. Beginning in the second half of March 2020, we experienced a precipitous decrease in demand as COVID-19 spread throughout the world. While we have increased capacity compared to the lowest levels in April 2020, system capacity remains significantly lower than prior to the COVID-19 pandemic. During 2020, system capacity was reduced approximately 50% compared to 2019, with international capacity reduced by approximately 65% and domestic capacity reduced by approximately 45%. System capacity for the March 2020 through December 2020 period, excluding the pre-pandemic months of January and February, was reduced by approximately 60%, with international capacity reduced by approximately 75% and domestic capacity reduced by approximately 50%. For the March 2021 quarter, system capacity is expected to be down approximately 30-40% compared to the March 2019 quarter. As a result of reduced demand and lower capacity, we retired 227 aircraft in 2020 and have temporarily parked approximately 125 aircraft as of December 31, 2020.

Expense Management. In response to the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including the following in 2020:
•Reducing capacity as described above to align with expected demand, which has resulted in removing from active service approximately 350 aircraft as of December 31, 2020, including certain fleets or aircraft that we have decided to early retire as described below.
•Consolidating our footprint at our airport facilities, including temporarily closing some Delta Sky Clubs.
•Avoiding furloughs for our U.S. employees and reducing employee-related costs, through the following:
◦Voluntary unpaid leaves of 30 days to 12 months offered to most employees. Approximately 50,000 of our employees have taken or have elected to take voluntary leaves at various times during 2020 and, for those taking leaves up to 12 months, continuing through 2021.
◦Offering employees early retirement and voluntary separation programs, with approximately 18,000 employees electing to participate. See Note 11, "Employee Benefit Plans," for additional information.
◦Reaching an agreement with ALPA that protects our pilots from furlough through April 2022.
◦From April 1 through December 31, 2020, salary reductions of 100% for our CEO, 50% for our officers and a 25% reduction in work hours for all other management and most front-line employee work groups.
•Delaying or eliminating nearly all other discretionary spending.

Delta Air Lines, Inc. 2020 Form 10-K                                      72

Notes to the Consolidated Financial Statements
Balance Sheet, Cash Flow and Liquidity. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of December 31, 2020 was $16.7 billion as a result of the following actions to increase liquidity and strengthen our financial position during the year ended December 31, 2020:
•Completing financing transactions for an aggregate principal amount of approximately $25.9 billion.
•Receiving $5.6 billion as part of the CARES Act payroll support program as described in "Government Support Programs" below.
•Reducing planned capital expenditures by approximately $2.8 billion for the year to $1.9 billion, including restructuring our aircraft order books for future aircraft deliveries, delaying aircraft modifications and postponing certain information technology initiatives and ground equipment replacement. See Note 12, "Commitments and Contingencies," for additional information about our aircraft purchase commitments.
•Amending our credit facilities to replace fixed charge coverage ratio covenants with liquidity-based covenants.
•Suspending share repurchases and dividends indefinitely and postponing voluntary pension funding.

In addition, in January 2021 we received $1.4 billion with respect to the payroll support program extension described below, with the remaining $1.5 billion expected in the March 2021 quarter.

In response to the impact that the demand environment has had on our financial condition, our credit rating was downgraded by Standard & Poor's to BB in March 2020 and by Fitch to BB+ in April 2020. Our credit rating from Moody's remains Baa3. See "Financial Condition and Liquidity - Sources and Uses of Liquidity" for additional information.

See Note 8, "Debt," and Note 9, "Leases," for more information on our financing activities during the year ended December 31, 2020.

Government Support Programs

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law. The CARES Act is a support package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants and loans to be used for employee wages, salaries and benefits.

In April 2020, we entered into an agreement with the U.S. Department of the Treasury to receive emergency support through the CARES Act payroll support program, which totaled $5.6 billion. The support payments were conditioned on our agreement to comply with a variety of conditions, including to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. The support payments consisted of $4.0 billion in a grant and $1.6 billion in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we issued to the U.S. Department of the Treasury warrants to acquire more than 6.7 million shares of Delta common stock, which represented approximately 1% of our outstanding shares. These warrants have an initial exercise price of $24.39 per share, subject to adjustment in certain cases, and a five-year term.

The relative fair value of the warrants issued in 2020 is recorded within stockholder's equity and as a discount reducing the carrying value of the loan which is being amortized as interest expense in our income statement over the term of the loan. The proceeds of the 2020 CARES Act grant were recorded in cash and cash equivalents when received and were recognized as contra-expense in government grant recognition in our income statement over the periods that the funds were intended to compensate. See Note 8 "Debt," for further discussion of the unsecured loan and warrants to acquire Delta shares issued under the CARES Act payroll support program.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This provided us with approximately $200 million of additional liquidity during 2020.

Delta Air Lines, Inc. 2020 Form 10-K                                      73

Notes to the Consolidated Financial Statements
On December 27, 2020, an additional COVID-19 support bill was enacted into law, which extends the payroll support program of the CARES Act and provides an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. We expect to receive $2.9 billion in payroll support payments, which must be used exclusively for the payment of employee wages, salaries and benefits and are conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

The expected support payments consist of approximately $2.0 billion in grants and $830 million in an unsecured 10-year low interest loan. We received the first installment of $1.4 billion under the agreement on January 15, 2021 and expect to receive the balance in the March 2021 quarter. The loan bears interest at an annual rate of 1.00% for the first five years (through January 15, 2026) and the applicable SOFR plus 2.00% in the final five years. Approximately 70% of the payment received on January 15, 2021 was in the form of a grant, and approximately 30% was in the form of an unsecured loan. We issued a promissory note for approximately $400 million with respect to the term loan, which will increase to its full principal amount as the balance of payroll support payments is received. In connection with receipt of these payments, we also expect to issue to the U.S. Department of the Treasury warrants to acquire shares of Delta common stock, which we expect to be approximately 2.1 million shares representing less than 0.5% of our outstanding shares. Approximately one-half of the expected warrants were issued on January 15, 2021 and the remaining warrants will be issued as the balance of payroll support payments is received. These warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term.
Delta Air Lines, Inc. 2020 Form 10-K                                      74

Notes to the Consolidated Financial Statements
Restructuring Charges

The restructuring charges incurred during 2020 as part of our response to the COVID-19 pandemic are summarized as follows:

Restructuring charges by category
(in millions)	Year Ended December 31, 2020
Fleet Retirements	$4,409
Voluntary Programs and Other Employee Benefit Charges	3,409
Receivables and Other	401
Total Restructuring Charges	$8,219

Fleet Retirements. As a result of the COVID-19 pandemic and our response, we have removed certain aircraft from active service as of December 31, 2020, which includes owned and leased aircraft that are being retired early.

Fleet retirements by aircraft type
Fleet Type	Number of Aircraft	Estimated Final Retirement During the Quarter Ended	Impairment-Related Charge (in millions)
777	18	December 2020	$1,440
767-300ER	56	December 2025	1,084
717	91	December 2025	950
MD-90	26	June 2020	335
CRJ-200 (1)	125	December 2023	320
737-700	10	September 2020	223
A320	10	June 2020	57
MD-88 (2)	47	June 2020	—
Total	383		$4,409

(1)Certain of the CRJ-200 aircraft scheduled to be retired by the December 2023 quarter are operated for us by SkyWest Airlines under a revenue proration agreement.
(2)During the March 2020 quarter, we recorded a $22 million charge related to accelerating the planned retirement of the MD-88 fleet from December 2020 to June 2020. However, this amount was recorded in depreciation and amortization, rather than in restructuring charges, as it would have been incurred during 2020 prior to the onset of the COVID-19 pandemic.

These impairment and other related charges are recorded in restructuring charges in our income statement. These charges were calculated using Level 3 fair value inputs based primarily upon recent market transactions and third-party bids, which were corroborated with published pricing guides and our assessment of existing market conditions based on industry knowledge. Following the impairment charges, the remaining aggregate net book value of these aircraft as of December 31, 2020 is approximately $500 million.

Voluntary Programs and Other Employee Benefit Charges. See Note 11, "Employee Benefit Plans," for further information on these charges.

Receivables and Other. See Note 5, "Investments," for further information on certain of these charges.

Delta Air Lines, Inc. 2020 Form 10-K                                      75

Notes to the Consolidated Financial Statements
NOTE 3. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

Passenger revenue by category	Year Ended December 31,
(in millions)	2020	2019	2018
Ticket	$10,970	$36,908	$34,950
Loyalty travel awards	935	2,900	2,651
Travel-related services	978	2,469	2,154
Total passenger revenue	$12,883	$42,277	$39,755

Ticket

Passenger Tickets. We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in our air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket breakage occurs. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets to be flown in the future and credits which can be applied as payment toward the cost of a ticket ("travel credits"). Travel credits are typically issued as a result of ticket cancellations prior to their expiration dates. We periodically evaluate the estimated air traffic liability and record any adjustments in our income statement. These adjustments relate primarily to refunds, exchanges, ticket breakage, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the ongoing reduction in demand for air travel due to the COVID-19 pandemic has resulted in an unprecedented low level of advance bookings and the associated cash received, as well as significant ticket cancellations which led to issuance of cash refunds or travel credits to customers. The total value of cash refunds, excluding taxes and related fees, issued to customers during 2020 was approximately $3.1 billion. Travel credits represented approximately 65% of the air traffic liability as of December 31, 2020.

Prior to April 2020, passenger tickets sold and credits issued were generally valid for one year from the date of original ticket issuance. During 2020, we announced the extension of expiration on certain tickets and travel credits through December 2022. The air traffic liability classified as noncurrent as of December 31, 2020 represents our current estimate of tickets and credits to be used or refunded beyond one year, while the balance classified as current represents our current estimate of tickets and credits to be used or refunded within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.

Approximately $3.1 billion, $3.8 billion and $3.5 billion of the prior year air traffic liability related to passenger ticket sales (which excludes those tickets sold on behalf of other airlines) was recognized in passenger revenue during the years ended December 31, 2020, 2019 and 2018, respectively.

Ticket Breakage. We estimate the value of tickets that will expire unused and recognize revenue at the scheduled flight date. We periodically evaluate our breakage estimates, which are based on historical experience, ticket contract terms and customers’ travel behavior, and may adjust our estimates in the future.

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

Delta Air Lines, Inc. 2020 Form 10-K                                      76

Notes to the Consolidated Financial Statements
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

During 2020, we waived change fees for all tickets purchased through March 30, 2021 and eliminated change fees for domestic tickets and international tickets originating from North America, with the exception of Basic Economy tickets.

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

The loyalty program includes two types of transactions that are considered revenue arrangements with multiple performance obligations (1) passenger ticket sales earning miles and (2) sale of miles to participating companies.

Passenger Ticket Sales Earning Miles. Passenger ticket sales earning miles provide customers with (1) miles earned and (2) air transportation, which are each considered performance obligations. We value each performance obligation on a standalone basis. To value the miles earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV"). Our estimate of ETV is adjusted for miles that are not likely to be redeemed ("breakage"). We use statistical models to estimate breakage based on historical redemption patterns. A change in assumptions to the redemption activity for miles or the estimated fair value of miles expected to be redeemed could have a material impact on our revenue in the year in which the change occurs and in future years. We recognize breakage proportionally during the period in which the remaining miles are actually redeemed.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from three to eleven years. During the years ended December 31, 2020, 2019 and 2018, total cash sales from marketing agreements were $2.8 billion, $4.2 billion and $3.5 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Delta Air Lines, Inc. 2020 Form 10-K                                      77

Notes to the Consolidated Financial Statements
Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also check their first bag for free, are granted discounted access to Delta Sky Club lounges and receive priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles at agreed-upon rates to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program. Effective January 1, 2019, we amended our co-brand and other agreements with American Express which increased the value we receive and extended the terms to 2029. The products and services delivered are consistent with previous agreements.

We account for marketing agreements, including those with American Express, by allocating the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, priority boarding, baggage fee waivers, lounge access and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for breakage, (3) published rates on our website for baggage fees, discounted access to Delta Sky Club lounges and other benefits while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

We defer the amount allocated to award travel as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to access Delta Sky Club lounges is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

In September 2020, we raised $9.0 billion through the issuance of notes and entry into a term loan facility, each secured by certain assets related to our SkyMiles program. See Note 8, "Debt," for further discussion of these transactions.

Current Activity of the Loyalty Program. Miles are combined in one homogeneous pool and are not separately identifiable. Therefore, the revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty program deferred revenue, and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2020	2019	2018
Balance at January 1	$6,728	$6,641	$6,321
Miles earned	1,437	3,156	3,142
Travel miles redeemed	(935)	(2,900)	(2,651)
Non-travel miles redeemed	(48)	(169)	(171)
Balance at December 31	$7,182	$6,728	$6,641

The timing of mile redemptions can vary widely; however, the majority of new miles have historically been redeemed within two years. The loyalty program deferred revenue classified as a current liability represents our current estimate of revenue expected to be recognized in the next twelve months based on projected redemptions, while the balance classified as a noncurrent liability represents our current estimate of revenue expected to be recognized beyond twelve months. As a result of the COVID-19 pandemic, a larger portion of mile redemptions is projected to occur beyond twelve months and is therefore reflected as a noncurrent liability as of December 31, 2020. We will continue to monitor redemptions as the situation evolves.
Delta Air Lines, Inc. 2020 Form 10-K                                      78

Notes to the Consolidated Financial Statements
Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. A significant portion of the refinery's revenues typically consists of fuel sales to support the airline, which is eliminated in the Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region is summarized in the following table:

Revenue by geographic region	Passenger Revenue			Operating Revenue
	Year Ended December 31,			Year Ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Domestic	$10,041	$30,465	$28,235	$13,339	$33,382	$31,309
Atlantic	1,171	6,326	6,135	1,649	7,308	7,012
Latin America	1,113	2,985	2,864	1,321	3,326	3,157
Pacific	558	2,501	2,521	786	2,991	2,960
Total	$12,883	$42,277	$39,755	$17,095	$47,007	$44,438

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Year Ended December 31,
(in millions)	2020	2019	2018
Ancillary businesses and refinery	$1,798	$1,297	$1,801
Loyalty program	1,458	1,962	1,459
Miscellaneous	348	718	558
Total other revenue	$3,604	$3,977	$3,818

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes refinery sales to third parties, aircraft maintenance provided to third parties and our vacation wholesale operations. Third-party refinery production sales are at or near cost; accordingly, the margin on these sales is de minimis. See Note 16, "Segments," for more information on revenue recognition within our refinery segment.

In January 2020, we combined Delta Private Jets, our former wholly owned subsidiary which provided private jet operations, with Wheels Up. Upon closing, we received an equity stake in Wheels Up, and Delta Private Jets is no longer reflected in ancillary businesses and refinery. See Note 5, "Investments," for more information on this transaction.

Loyalty Program. Loyalty program revenues relate primarily to brand usage by third parties and include the redemption of miles for non-travel awards. These revenues are included within the total cash sales from marketing agreements, discussed above.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues.

Accounts Receivable

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger tickets, ancillary businesses and refinery sales and other companies for the purchase of miles under the loyalty program. We provide an allowance for uncollectible accounts using an expected credit loss model which represents our estimate of expected credit losses over the lifetime of the asset. In 2020, due to the COVID-19 pandemic, we recorded reserves on certain receivables, which are discussed further in Note 5, "Investments."

Delta Air Lines, Inc. 2020 Form 10-K                                      79

Notes to the Consolidated Financial Statements
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

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.

•Level 1. Observable inputs such as quoted prices in active markets.

•Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

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

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2020				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,755	$5,755	$—	$—	(a)
Restricted cash equivalents	1,747	1,747	—	—	(a)
Short-term investments
U.S. Government securities	5,789	3,919	1,870	—	(a)
Long-term investments	1,417	948	38	431	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	(9)	—	(9)	—	(a)(b)
Interest rate contracts	23	—	23	—	(a)
Foreign currency exchange contracts	(13)	—	(13)	—	(a)

	December 31, 2019				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$586	$586	$—	$—	(a)
Restricted cash equivalents	847	847	—	—	(a)
Long-term investments	1,099	881	33	185	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	1	(1)	2	—	(a)(b)
Interest rate contracts	61	—	61	—	(a)
Foreign currency exchange contracts	6	—	6	—	(a)

(1)See Note 11, "Employee Benefit Plans," for fair value of benefit plan assets.

Delta Air Lines, Inc. 2020 Form 10-K                                      80

Notes to the Consolidated Financial Statements
Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in prepaid expenses and other and cash restricted for airport construction on our balance sheet and generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security or other observable information.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. In addition, our equity investments in private companies (such as the interests we received in Wheels Up during 2020), are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances and forecasts provided by our investees. Our equity investments in LATAM and Grupo Aeroméxico, which have no remaining value following impairment charges recorded in 2020 due to their entry into bankruptcy proceedings, became classified as Level 3 fair value investments during 2020. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the year ended December 31, 2020 there were no material gains or losses as a result of fair value adjustments. See Note 5, "Investments," for further information on our long-term investments.

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

NOTE 5. INVESTMENTS

Short-Term Investments

At December 31, 2020, the estimated fair value of our short-term investments was $5.8 billion, which approximates cost. Of these investments, $4.9 billion are expected to mature in one year or less, with the remainder maturing during 2022. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

Long-Term Investments

We have developed strategic relationships with a number of airlines and airline services companies through joint ventures and other forms of cooperation and support, including equity investments. Our equity investments reinforce our commitment to these relationships and generally enhance our ability to offer input to the investee on strategic issues and direction, in some cases through representation on the board of directors.

Delta Air Lines, Inc. 2020 Form 10-K                                      81

Notes to the Consolidated Financial Statements
LATAM. In January 2020, we acquired 20% of the shares of LATAM for $1.9 billion, or $16 per share, through a tender offer as part of our plan to create a strategic alliance with LATAM. In addition, to support the establishment of the strategic alliance, we agreed to make transition payments to LATAM totaling $350 million, of which $75 million remains to be paid by the end of 2021. As part of our planned strategic alliance with LATAM, we also agreed to acquire four A350 aircraft from LATAM (which agreement has subsequently been terminated, as discussed below) and assumed 10 of LATAM's A350 purchase commitments with Airbus for deliveries through 2025.

The total consideration of $2.3 billion, including the tender offer and the transition payments, was allocated in the March 2020 quarter to the shares ($1.1 billion) and to the alliance-related indefinite-lived intangible asset ($1.2 billion) based on their relative fair values. We expect to record the 10 aircraft at cost upon delivery.

In May 2020, LATAM filed for bankruptcy under Chapter 11 of the United States bankruptcy code as the result of the impact of the pandemic on its business and, as part of LATAM's reorganization, we terminated the purchase agreement for the four A350 aircraft from LATAM for a fee of $62 million, which was recorded in restructuring charges in our income statement. While our ownership interest remains at 20%, we no longer have significant influence with LATAM during their bankruptcy proceedings and discontinued accounting for the investment under the equity method in the June 2020 quarter and began accounting for the investment at fair value.

During the June 2020 quarter, we eliminated the carrying value of our investment in LATAM and recorded expense of $1.1 billion in impairments and equity method losses within non-operating expense in our income statement. This charge reflected the recognition of both our 20% share of LATAM's March 2020 quarter losses (due to the timing of information available from LATAM) and the decline in our expected realizable value for LATAM's shares following its bankruptcy filing. The impairment charge for our investment in LATAM was calculated using Level 3 fair value inputs. During the September 2020 quarter, LATAM’s debtor-in-possession financing was approved by the bankruptcy court to provide LATAM with near-term liquidity and the ability to continue progressing toward a plan of reorganization. We expect that no more than an immaterial amount will be distributed to current equity holders following the settlement of unsecured claims upon LATAM's emergence from bankruptcy. The carrying value of our investment in LATAM remains zero at December 31, 2020.

In May 2020, we signed a trans-American joint venture agreement with LATAM that, subject to regulatory approvals, will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. In addition, the bankruptcy court has approved the assumption of our strategic partnership agreement, which contributes to supporting the value of our $1.2 billion alliance-related indefinite-lived intangible asset. We believe this alliance will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures. See Note 7, "Goodwill and Intangible Assets," for further discussion of our quantitative impairment assessment of indefinite-lived intangible assets.

Grupo Aeroméxico. In June 2020, Grupo Aeroméxico filed for bankruptcy under Chapter 11 of the United States bankruptcy code as the result of the impact of the pandemic on its business. We have a non-controlling 51% ownership interest in Grupo Aeroméxico, however Grupo Aeroméxico's corporate bylaws (as authorized by the Mexican Foreign Investment Commission) limit our voting interest to a maximum of 49%. Therefore, we accounted for our investment under the equity method prior to Grupo Aeroméxico's bankruptcy filing.

As a result of Grupo Aeroméxico's bankruptcy filing, while our ownership interest has not changed, we no longer have significant influence with Grupo Aeroméxico during their bankruptcy proceedings and discontinued accounting for the investment under the equity method in the June 2020 quarter and began accounting for the investment at fair value.

During the June 2020 quarter, we eliminated the carrying value of our investment in Grupo Aeroméxico and recorded expense of $770 million in impairments and equity method losses within non-operating expense in our income statement. This charge reflected the recognition of both our 51% share of Grupo Aeroméxico's June 2020 quarter losses and the decline in our expected realizable value for Grupo Aeroméxico's shares following its bankruptcy filing. The impairment charge for our investment in Grupo Aeroméxico was calculated using Level 3 fair value inputs.

During the December 2020 quarter, Grupo Aeroméxico's debtor-in-possession financing was approved by the bankruptcy court to provide Grupo Aeroméxico with near-term liquidity and the ability to continue progressing toward a plan of reorganization. We expect that no more than an immaterial amount will be distributed to current equity holders following the settlement of unsecured claims upon Grupo Aeroméxico's emergence from bankruptcy. The carrying value of our investment in Grupo Aeroméxico remains zero at December 31, 2020.

Delta Air Lines, Inc. 2020 Form 10-K                                      82

Notes to the Consolidated Financial Statements
In addition, we believe Grupo Aeroméxico intends to request the bankruptcy court's approval to assume our joint cooperation agreement.

As a result of the significantly decreased demand for air travel caused by the COVID-19 pandemic, LATAM and Grupo Aeroméxico are undergoing in-court restructurings. In order to support our relationships with these carriers, we have provided them with strategic and operational assistance through their restructurings. We recorded notes payable of $165 million, which are recorded in current maturities of debt and finance leases, and receivables from those partners within other noncurrent assets as of December 31, 2020.

GOL. In 2019, we sold our ownership stake of GOL Linhas Aéreas Inteligentes, the parent company of GOL Linhas Aéreas (operating as GOL), and have ended our commercial agreements. During 2015, in conjunction with our investment in GOL we agreed to guarantee GOL’s $300 million five-year term loan facility with third parties that matured in August 2020. During the September 2020 quarter, we loaned GOL $250 million, to be used exclusively to repay the 2015 term loan. The $250 million loan to GOL reduced our financial exposure and provides us with additional collateral while providing GOL more time to address its obligations during the pandemic. Our loan to GOL is secured by GOL’s ownership interest in Smiles, GOL’s publicly traded loyalty program, as well as other collateral. As of December 31, 2020, the outstanding principal balance of the loan, which was prepaid in part during 2020 and is now scheduled to be repaid in monthly installments through June 2021, was $93 million.

Fair Value Investments

Our investments accounted for at fair value are summarized in the following table:

Fair value investments ownership interest and carrying value
	Ownership Interest		Carrying Value
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Hanjin-KAL	13%	10%	$512	$205
Air France-KLM	9%	9%	235	418
China Eastern	3%	3%	201	258
Other investments			469	218
Total fair value investments			$1,417	$1,099

During the year ended December 31, 2020, we recorded net losses on these equity investments of $105 million compared to net gains of $119 million, including a gain from the sale of our ownership stake in GOL, during the year ended December 31, 2019 and $38 million during the year ended December 31, 2018. These results were recorded in gain/(loss) on investments in our income statement within non-operating expense and were driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares.

Wheels Up. In January 2020, we combined Delta Private Jets, our wholly owned subsidiary which provided private jet operations, with Wheels Up. This transaction resulted in a gain of $240 million which was recorded within miscellaneous, net in our income statement in the March 2020 quarter. Upon closing, we received interests, which represented a 24% equity stake in Wheels Up as of December 31, 2020, included in other investments above. We elected to record our investment using the fair value option as this is expected to better reflect the economics of our ownership interest. In February 2021, Wheels Up entered into a definitive agreement to become publicly-traded via a merger with Aspirational Consumer Lifestyle Corp. The transaction is expected to close in the June 2021 quarter.

Delta Air Lines, Inc. 2020 Form 10-K                                      83

Notes to the Consolidated Financial Statements
Equity Method Investments

We account for the investments listed below and certain other immaterial investments under the equity method of accounting.

Equity method investments ownership interest and carrying value
	Ownership Interest		Carrying Value
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Virgin Atlantic (1)	49%	49%	$—	$375
Unifi Aviation	49%	49%	154	142
(1)We have a non-controlling equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and similar non-controlling interests in certain affiliated Virgin Atlantic companies.

Our equity method investments are recorded in equity investments on our balance sheet. If an equity method investment experiences a loss in fair value that is determined to be other than temporary, we will reduce our carrying value of the investment to fair value and record the loss in impairments and equity method losses in our income statement.

Virgin Atlantic. As a result of the COVID-19 pandemic and the resulting travel restrictions and quarantines, Virgin Atlantic has incurred significant losses during 2020. In recording our 49% share in Virgin Atlantic's results and based on our review of Virgin Atlantic's financial projections, in the June 2020 quarter we reduced the carrying value of our investment to zero.

During the September 2020 quarter, Virgin Atlantic undertook a voluntary recapitalization process in the U.K., which was subsequently approved by its creditors, and instituted ancillary proceedings in support of that process in the U.S. Under related agreements, we recognized a note payable of $115 million, which is recorded in current maturities of debt and finance leases, and a corresponding receivable within other noncurrent assets.

During the year ended December 31, 2020, we recorded $510 million in impairments and equity method losses within non-operating expense in our income statement. Under the equity method of accounting, we will track our share of Virgin Atlantic's future losses, but we will not reflect our share of their results in our financial statements until such time that our share of their earnings eliminates the losses beyond our carrying value of the investment. We continue to monitor and support Virgin Atlantic's ongoing restructuring efforts.

Effective January 2020, we combined our separate transatlantic joint venture agreements with Air France-KLM and Virgin Atlantic into a single three-party transatlantic joint venture. Under the new agreement, certain measurement thresholds were reset from the previous joint venture with Virgin Atlantic, reducing the value we would have received over the original term. In consideration for this reduced value, we entered into a transition agreement with Virgin Atlantic, which would have resulted in payments to us in future periods. However, as of December 31, 2020, based on our assessment of collectability, we do not have any assets or liabilities recorded on our balance sheet related to this transition agreement.

Unifi Aviation. We have a 49% ownership interest in AirCo Aviation Services, LLC, which together with its subsidiaries is operating as Unifi Aviation. Our share of Unifi Aviation's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business and the services provided by Unifi Aviation are also recorded in contracted services in our income statement. Based on discussions with Unifi Aviation's management and review of their liquidity and financial projections, we do not believe our investment is other than temporarily impaired as we have the intent and ability to retain this investment for a period of time sufficient to allow for anticipated recovery in value. However, we will continue to monitor the continuing effects of the pandemic and self-help measures Unifi Aviation executes.

We also have an investment in JFK IAT Member LLC which is accounted for under the equity method and is discussed further in Note 10, "Airport Redevelopment."

Delta Air Lines, Inc. 2020 Form 10-K                                      84

Notes to the Consolidated Financial Statements
Receivables from Investees and Other Airlines

Based on our assessment of collectability, during the year ended December 31, 2020, we recorded approximately $100 million of reserves against outstanding receivables from LATAM, Grupo Aeroméxico, GOL, Virgin Atlantic, Virgin Australia and others. These reserves reflect our expected recoveries given the impact of the COVID-19 pandemic on our investees and other airlines, and their restructuring efforts or recent bankruptcy filings. In determining the appropriate amount to reserve, we also considered the valuation of and our ability to realize the value of any collateral associated with each receivable. The reserves are recorded within accounts receivable, net or prepaid expenses and other on our balance sheet and within restructuring charges in our income statement.

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

Fuel Price Risk

Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to Monroe’s inventory. During the years ended December 31, 2020, 2019 and 2018, fuel hedges did not have a significant impact in our income statement.

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

In the March 2020 quarter, we unwound a majority of our interest rate swap contracts. The unwind of these contracts generated approximately $100 million of cash in the March 2020 quarter. Additionally, in January 2021 we unwound our remaining interest rate swap contract. The unwind of this contract generated approximately $20 million of cash in January 2021. These gains are being reflected in our income statement over the remaining term of the related debt agreements.

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

In November 2019, we entered into a three and a half-year U.S. dollar-South Korean won ("KRW") cross currency swap with a notional value of 177 billion KRW. This swap is intended to mitigate foreign currency volatility resulting from our KRW-denominated investment in Hanjin-KAL. During the year ended December 31, 2020, we recorded an unrealized loss on this swap of $10 million, which is reflected in gain/(loss) on investments, net within non-operating expense.
Delta Air Lines, Inc. 2020 Form 10-K                                      85

Notes to the Consolidated Financial Statements

Hedge Position as of December 31, 2020
(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contract (fair value hedges)	150	U.S. dollars	April 2028	$3	$20	$—	$—	$23
Not designated as hedges
Foreign currency exchange contract	177,045	South Korean won	April 2023	—	—	—	(13)	(13)
Fuel hedge contracts	157	gallons - crude oil and refined products	April 2021	—	—	(9)	—	(9)
Total derivative contracts				$3	$20	$(9)	$(13)	$1

Hedge Position as of December 31, 2019
(in millions)	Volume		Final Maturity Date	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, net
Designated as hedges
Interest rate contracts (fair value hedges)	1,872	U.S. dollars	April 2028	$12	$53	$(4)	$—	$61
Not designated as hedges
Foreign currency exchange contract	397	Euros	December 2020	9	—	—	—	9
Foreign currency exchange contract	177,045	South Korean won	April 2023	1	—	—	(4)	(3)
Fuel hedge contracts	243	gallons - crude oil and refined products	July 2020	16	—	(15)	—	1
Total derivative contracts				$38	$53	$(19)	$(4)	$68

Balance sheet location of hedged item in fair value hedges
	Carrying Amount of Hedge Instruments		Cumulative Amount of Fair Value Hedge Adjustments (1)
(in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Current maturities of debt and finance leases	$21	$(19)	$21	$8
Debt and finance leases	(72)	(1,783)	77	53
(1)As of December 31, 2020, these amounts include the cumulative amount of fair value hedging adjustments remaining for which hedge accounting has been discontinued of approximately $76 million.

Delta Air Lines, Inc. 2020 Form 10-K                                      86

Notes to the Consolidated Financial Statements
Offsetting Assets and Liabilities

We have master netting arrangements with our counterparties giving us the right to offset hedge assets and liabilities. However, we have elected not to offset the fair value positions recorded on our balance sheets. The following table shows the net fair value of our counterparty positions had we elected to offset.

Derivative contracts offsetting assets and liabilities
(in millions)	Prepaid Expenses and Other	Other Noncurrent Assets	Other Accrued Liabilities	Other Noncurrent Liabilities	Hedge Derivatives, Net
December 31, 2020
Net derivative contracts	$3	$20	$(9)	$(13)	$1
December 31, 2019
Net derivative contracts	$24	$53	$(5)	$(4)	$68

Not Designated Hedge Gains (Losses)

Gains (losses) related to our foreign currency exchange and fuel contracts are as follows:

Not designated hedge gains/(losses) by category
	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
(in millions)		2020	2019	2018
Foreign currency exchange contracts	Gain/(loss) on investments, net	$(31)	$10	$(4)
Fuel hedge contracts	Aircraft fuel and related taxes	85	(41)	52
Total		$54	$(31)	$48

Credit Risk

To manage credit risk associated with our fuel price, interest rate and foreign currency hedging programs, we evaluate counterparties based on several criteria including their credit ratings and limit our exposure to any one counterparty.

Our hedge contracts often contain margin funding requirements. The margin funding requirements may cause us to post margin to counterparties or may cause counterparties to post margin to us as market prices in the underlying hedged items change. Due to the fair value position of our hedge contracts, we held or posted no margin as of December 31, 2020 and posted margin of $34 million as of December 31, 2019.

Accounts receivable primarily consist of amounts due from credit card companies from the sale of passenger tickets, ancillary businesses and refinery sales and other companies for the purchase of miles under the loyalty program. The credit risk associated with these receivables is minimal. See Note 5, "Investments," for further information on our receivables from our investees and other airlines.

Self-Insurance Risk

We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees, healthcare for retirees, disability and general liability. Losses are accrued based on an estimate of the aggregate liability for claims incurred, using independent actuarial reviews based on standard industry practices and our historical experience.

Delta Air Lines, Inc. 2020 Form 10-K                                      87

Notes to the Consolidated Financial Statements
NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill and Indefinite-Lived Intangible Assets

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

We value goodwill and indefinite-lived intangible assets primarily using market and income approach valuation techniques. These measurements include the following key assumptions (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) observable market transactions and (4) anticipated changes to the regulatory environment (e.g., diminished slot access, additional Open Skies agreements or changes to antitrust approvals). These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. We recognize an impairment charge if the asset's carrying value exceeds its estimated fair value.

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies, global pandemics or other factors, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., diminished slot access, additional Open Skies agreements or changes to antitrust approvals), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

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

As a result of the significant impact the COVID-19 pandemic has had on our market capitalization, profitability and overall travel demand, we performed a quantitative valuation of our goodwill and indefinite-lived intangible assets during 2020. Our December 2020 quarter quantitative impairment tests of goodwill and intangibles concluded that there was no indication of impairment as the fair value exceeded our carrying value:

Goodwill and indefinite-lived intangible assets by category
	Carrying Value at		Excess Fair Value at 2020 Testing Date
(in millions)	December 31, 2020	December 31, 2019
Goodwill (1)	$9,753	$9,781	>100%
International routes and slots	2,583	2,583	10% to 30%
Airline alliances (2)	1,863	1,005	20% to >100%
Delta tradename	850	850	>100%
Domestic slots	622	622	60% to >100%
Total	$15,671	$14,841
(1) The reduction in goodwill relates to the combination of Delta Private Jets with Wheels Up in the March 2020 quarter. See Note 5, "Investments," for more information on this transaction.
(2) As part of our strategic alliance with and investment in LATAM, we have recorded an alliance-related indefinite-lived intangible asset of $1.2 billion, which was not reflected in the December 31, 2019 balance.
Delta Air Lines, Inc. 2020 Form 10-K                                      88

Notes to the Consolidated Financial Statements
International Routes and Slots. Our international routes and slots primarily relate to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Airline Alliances. Our airline alliances intangible assets primarily relate to our commercial agreements with LATAM and our SkyTeam partners.

Domestic Slots. Our domestic slots primarily relate to our slots at New York-LaGuardia and Washington-Reagan National airports.

Based on our impairment assessment as of our annual testing date of October 1, we determined that our goodwill and indefinite-lived intangible assets were not impaired. However, there are a number of uncertainties including how long conditions related to the pandemic will persist, when effective vaccines will be broadly available, when vaccination will be widespread globally, when travel advisories and restrictions will be lifted, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on air travel and our business. Any measure that requires or encourages potential travelers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the air travel industry in general, and consequently our business, as these measures could delay the widespread return of demand for air travel.

Definite-Lived Intangible Assets

Definite-lived intangible assets by category
	December 31, 2020		December 31, 2019
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(696)	$730	$(692)
Contracts	193	(134)	193	(128)
Other	53	(53)	53	(53)
Total	$976	$(883)	$976	$(873)

Amortization expense was $10 million, $11 million and $17 million for the years ended December 31, 2020, 2019 and 2018, respectively. Based on our definite-lived intangible assets at December 31, 2020, we estimate that we will incur approximately $9 million of amortization expense annually from 2021 through 2025.

Delta Air Lines, Inc. 2020 Form 10-K                                      89

Notes to the Consolidated Financial Statements
NOTE 8. DEBT

The following table summarizes our debt as of the dates indicated below:

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			December 31,
(in millions)	Dates			December 31, 2020			2020	2019
Unsecured notes	2021	to	2029	2.90%	to	7.38%	$5,350	$5,550
Unsecured CARES Act Payroll Support Program Loan(1)	2030			1.00%			1,648	—
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2023	to	2028	4.50%	and	4.75%	6,000	—
SkyMiles Term Loan(2)(3)	2023	to	2027	4.75%			3,000	—
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			3,500	—
2020 Term Loan(2)(3)	2021	to	2023	5.75%			1,493	—
2018 Revolving Credit Facility(3)	2021	to	2023	Undrawn			—	—
Financing arrangements secured by aircraft:
Certificates(2)	2021	to	2028	2.00%	to	8.02%	2,633	1,669
Notes(2)(3)	2021	to	2032	0.81%	to	5.75%	1,284	1,193
NYTDC Special Facilities Revenue Bonds, Series 2020(2)	2026	to	2045	4.00%	to	5.00%	1,511	—
NYTDC Special Facilities Revenue Bonds, Series 2018(2)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(2)(3)	2021	to	2030	2.51%	to	8.75%	412	196
Other revolving credit facilities(3)	2021	to	2022	Undrawn			—	—
Total secured and unsecured debt							28,214	9,991
Unamortized (discount)/premium and debt issuance cost, net and other							(240)	115
Total debt							27,974	10,106
Less: current maturities							(1,443)	(2,054)
Total long-term debt							$26,531	$8,052
(1) See Note 2, "Impact of the COVID-19 Pandemic," for further discussion of the terms, including the applicable interest rate.
(2)Due in installments.
(3)Certain aircraft and other financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

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

Unsecured CARES Act Payroll Support Program Loan

During 2020, we entered into a promissory note for the $1.6 billion CARES Act payroll support program loan and issued warrants to acquire more than 6.7 million shares of Delta common stock under the program in connection with the promissory note. We have recorded the value of the promissory note and warrants on a relative fair value basis as $1.5 billion of noncurrent debt, net of discount, and $114 million in additional paid in capital, respectively. See Note 2, "Impact of the COVID-19 Pandemic," for further discussion of the terms of the payroll support program loan.

In January 2021, we issued a promissory note for approximately $400 million with respect to the term loan portion of the initial funds received from the payroll support program extension and issued warrants to acquire approximately 1 million shares of Delta common stock under the program as discussed in Note 2, "Impact of the COVID-19 Pandemic." The balance of the promissory note is expected to increase to approximately $830 million and the remaining warrants issued during the March 2021 quarter when we receive the remaining $1.5 billion in expected funding under the payroll support program extension.
Delta Air Lines, Inc. 2020 Form 10-K                                      90

Notes to the Consolidated Financial Statements
2020 SkyMiles Financing

In the September 2020 quarter, Delta and SkyMiles IP Ltd. ("SMIP"), an exempted company incorporated with limited liability under the laws of the Cayman Islands and an indirect wholly owned subsidiary of Delta, issued $2.5 billion in principal amount of 4.500% senior secured notes due 2025 and $3.5 billion in principal amount of 4.750% senior secured notes due 2028 (collectively, the “SkyMiles Notes”). Concurrently with the issuance of the SkyMiles Notes, Delta and SMIP entered into a term loan credit agreement and borrowed $3.0 billion (the “SkyMiles Term Loan” and together with the SkyMiles Notes, the “SkyMiles Debt”). The SkyMiles Term Loan matures in October 2027 and bears interest at a variable rate equal to LIBOR (but not less than 1.0% per annum), plus a margin of 3.75% per year.

The SkyMiles Debt is guaranteed by three other Delta subsidiaries that are also exempted companies incorporated with limited liability under the laws of the Cayman Islands, including SkyMiles IP Finance Ltd. ("SMIF"). The SkyMiles Debt is secured by a first-priority security interest in certain of our co-branding, partnering or similar agreements relating to the SkyMiles program (including all payments thereunder), rights under certain intercompany agreements relating to the SkyMiles program, certain rights under our SkyMiles program, certain deposit accounts that receive revenue under our SkyMiles agreements, the equity of SMIP and substantially all other assets of SMIP and SMIF. The assets and credit of SMIP and the Cayman entity guarantors are not available to satisfy obligations, including indebtedness, of Delta or our subsidiaries other than with respect to the SkyMiles Debt and any permissible priority lien or junior lien debt subsequently incurred.

2020 Senior Secured Notes and Term Loan

In the June 2020 quarter, we issued $3.5 billion of senior secured notes and entered into a $1.5 billion term loan secured by certain slots, gates and routes. The senior secured notes bear interest at an annual rate of 7.00% and mature in May 2025. The term loan bears interest at a variable rate equal to LIBOR plus a specified margin and is subject to principal payments of 1% per year, payable quarterly beginning in September 2020, with the balance due in April 2023.

2018 Revolving Credit Facility

In the June 2020 quarter, we amended the 2018 revolving credit facility agreement to be secured by our Pacific route authorities and certain related assets. Additionally, the revolving credit facility was amended to extend the maturities of $1.3 billion of the revolver previously due in April 2021 to April 2022 and to include a minimum liquidity covenant, as discussed further below. In October 2020, we repaid the borrowings under the revolving credit facility.

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

2020-1 EETC issuance by class
(in millions)	Total Principal	Fixed Interest Rate	Issuance Date	Final Maturity Date
2020-1 Class AA Certificates	$796	2.00%	March 2020	June 2028
2020-1 Class A Certificates	204	2.50%	March 2020	June 2028
2020-1 Class B Certificates	135	8.00%	April 2020	June 2027
Total	$1,135
Delta Air Lines, Inc. 2020 Form 10-K                                      91

Notes to the Consolidated Financial Statements
2019-1 EETC

In the June 2020 quarter, we issued an additional $108 million of certificates under the 2019-1 EETC offering initially completed in March 2019. The additional certificates were issued as 2019-1 Class B Certificates with a fixed interest rate of 8.00% and mature in April 2023.

New York Transportation Development Corporation ("NYTDC") Special Facilities Revenue Bonds, Series 2020

In the September 2020 quarter, the NYTDC issued Special Facilities Revenue Bonds, Series 2020 (the "Series 2020 Bonds") in the aggregate principal amount of $1.5 billion. We entered into loan agreements with the NYTDC to use the proceeds from the Series 2020 Bonds to finance a portion of the costs of the construction project that is currently in process at LaGuardia Airport, consisting of the demolition of existing Terminals C and D, the design and construction of new terminal facilities, the payment of capitalized interest on the Series 2020 Bonds and on a portion of the Special Facilities Revenue Bonds, Series 2018, and the payment of costs related to issuance of the Series 2020 Bonds. The proceeds from the Series 2020 Bonds are recorded in cash restricted for airport construction on our balance sheet, along with the remaining proceeds of the Series 2018 Bonds. See Note 10, "Airport Redevelopment," for further information on our LaGuardia Airport project.

We are required to pay debt service on the Series 2020 Bonds through payments under loan agreements with NYTDC, and we have guaranteed the Series 2020 Bonds.

Availability Under Revolving Facilities

As of December 31, 2020, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of December 31, 2020, including approximately $300 million that reduced the availability under our revolvers and approximately $300 million that did not affect the availability under our revolvers.

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

Fair value of outstanding debt
(in millions)	December 31, 2020	December 31, 2019
Net carrying amount	$27,974	$10,106
Fair value	$29,800	$10,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. For example, our credit facilities and our SkyMiles financing agreements, contain, among other things, a minimum liquidity covenant. The minimum liquidity covenant requires us to maintain at least $2.0 billion of liquidity (defined as cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities). Certain of our debt agreements also include collateral coverage ratios and limit our ability to (1) incur liens under certain circumstances, (2) dispose of collateral, (3) engage in mergers and consolidations or transfer all or substantially all of our assets and (4) pay dividends or repurchase our common stock through September 2021. Our SkyMiles financing agreements include a debt service coverage ratio and also restrict our ability to, among other things, (1) modify the terms of the SkyMiles program, or otherwise change the policies and procedures of the SkyMiles program, in a manner that would reasonably be expected to materially impair repayment of the SkyMiles Debt, (2) sell pre-paid miles in excess of $550 million in the aggregate and (3) terminate or materially modify the intercompany arrangements governing the relationship between Delta and SMIP with respect to the SkyMiles program.

Each of these restrictions, however, is subject to certain exceptions and qualifications that are set forth in these debt agreements. We were in compliance with the covenants in our debt agreements at December 31, 2020.

Delta Air Lines, Inc. 2020 Form 10-K                                      92

Notes to the Consolidated Financial Statements
Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2020:

Future debt maturities
(in millions)	Total Debt	Amortization of Debt (Discount)/Premium and Debt Issuance Cost, net and other
2021	$1,480	$(62)
2022	1,882	(63)
2023	4,016	(54)
2024	3,126	(46)
2025	5,157	(23)
Thereafter	12,553	8
Total	$28,214	$(240)	$27,974

NOTE 9. LEASES

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

Some of our aircraft lease agreements include provisions for residual value guarantees. These provisions primarily relate to our regional aircraft and the amounts are not significant. We do not have other forms of variable interests with the lessors of our leased assets, other than at New York-JFK, in which we are not the primary beneficiary as discussed in Note 10, "Airport Redevelopment," and with respect to one lessor, in which we have a variable interest in certain immaterial aircraft leases, that we have consolidated.

Aircraft

As of December 31, 2020, including aircraft operated by our regional carriers, we leased 353 aircraft, of which 145 were under finance leases and 208 were operating leases. Our aircraft leases had remaining lease terms of one month to 15 years.

In addition, we have regional aircraft leases that are embedded within our capacity purchase agreements and included in the operating right-of-use ("ROU") asset and lease liability. We allocated the consideration in each capacity purchase agreement to the lease and nonlease components based on their relative standalone value. Lease components of these agreements consist of 125 aircraft as of December 31, 2020 and nonlease components primarily consist of flight operations, in-flight and maintenance services. We determined our best estimate of the standalone value of the individual components by considering observable information including rates paid by our wholly owned subsidiary, Endeavor Air, Inc., and rates published by independent valuation firms. See Note 12, "Commitments and Contingencies," for additional information about our capacity purchase agreements.

Delta Air Lines, Inc. 2020 Form 10-K                                      93

Notes to the Consolidated Financial Statements
Airport Facilities

Our facility leases are primarily for space at approximately 300 airports around the world that we serve. These leases reflect our use of airport terminals, office space, cargo warehouses and maintenance facilities. We generally lease space from government agencies that control the use of the airport, and as a result, these leases are classified as operating leases. The remaining lease terms vary from one month to 30 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheet as a ROU asset and lease liability.

Some airport facilities have fixed payment schedules, the most significant of which are New York-LaGuardia and New York-JFK. For those airport leases, we have recorded a ROU asset and lease liability representing the fixed component of the lease payment. See Note 10, "Airport Redevelopment," for more information on our significant airport redevelopment projects.

Other Ground Property and Equipment

We lease certain IT assets (including servers, mainframes, etc.), ground support equipment (including tugs, tractors, fuel trucks and de-icers), and various other equipment. The remaining lease terms range from one month to nine years. Certain leased assets are embedded within various ground and IT service agreements. For ground service contracts, we have elected to include both the lease and nonlease components in the lease asset and lease liability balances on our balance sheet. For IT service contracts, we have elected to separate the lease and nonlease components and only the lease components are included in the lease asset and lease liability balances on our balance sheet. The amounts of these lease and nonlease components are not significant.

Sale-Leaseback Transactions

In 2020, we entered into $2.8 billion of sale-leaseback transactions for 85 aircraft including 25 A321-200s, 25 A220-100s, 23 CRJ-900s, 10 737-900ERs and two A330-900s. Of these transactions, 74 did not qualify as a sale as they are finance leases or have an option to repurchase at a stated price. The assets associated with these transactions remain on our balance sheet within property and equipment, net and we recorded the related liabilities under the lease. These liabilities are classified within other accrued or other noncurrent liabilities on our balance sheet. The cash proceeds are treated as financing inflows on the cash flows statement.

The other 11 transactions qualified as sales, generating an immaterial loss, and the associated assets were removed from our balance sheet within property and equipment, net and recorded within ROU assets. The liabilities are recorded within current maturities of operating leases and noncurrent operating leases on our balance sheet. The cash proceeds are treated as investing cash inflows on the cash flows statement.
Delta Air Lines, Inc. 2020 Form 10-K                                      94

Notes to the Consolidated Financial Statements
Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

Lease asset and liability balance sheet position by category
		December 31,
(in millions)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$5,733	$5,627
Finance lease assets	Property and equipment, net	1,002	1,062
Total lease assets		$6,735	$6,689

Liabilities
Current
Operating	Current maturities of operating leases	$678	$801
Finance	Current maturities of debt and finance leases	289	233
Noncurrent
Operating	Noncurrent operating leases	5,713	5,294
Finance	Debt and finance leases	894	821
Total lease liabilities		$7,574	$7,149

Weighted-average remaining lease term
Operating leases		12 years	12 years
Finance leases		5 years	5 years
Weighted-average discount rate
Operating leases		4.88%	3.73%
Finance leases		3.61%	3.46%

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.

Lease cost by category
	Year Ended December 31,
(in millions)	2020	2019	2018
Finance lease cost
Amortization of leased assets	$131	$110	$100
Interest of lease liabilities	32	29	22
Operating lease cost(1)	1,019	1,013	994
Short-term lease cost(1)	264	500	458
Variable lease cost(1)	1,406	1,456	1,427
Total lease cost	$2,852	$3,108	$3,001

(1)Expenses are classified within aircraft rent, landing fees and other rents and regional carriers expense, excluding fuel on the income statement. For the year ended December 31, 2020, $187 million and $50 million of the operating and variable lease costs, respectively, for the year ended December 31, 2019, $174 million and $64 million of the operating and variable lease costs, respectively, and for the year ended December 31, 2018, $150 million, $18 million and $48 million of the operating, short-term and variable lease costs, respectively, are attributable to our regional carriers.

Delta Air Lines, Inc. 2020 Form 10-K                                      95

Notes to the Consolidated Financial Statements
Other Information

The table below presents supplemental cash flow information related to leases.

Supplemental lease-related cash flow information
	Year Ended December 31,
(in millions)	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,053	$1,166	$1,271
Operating cash flows for finance leases	32	27	22
Financing cash flows for finance leases	255	192	108

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

Future lease cash flows and reconciliation to the balance sheet
(in millions)	Operating Leases	Finance Leases
2021	$949	$328
2022	848	238
2023	837	191
2024	770	266
2025	746	128
Thereafter	4,450	149
Total minimum lease payments	8,600	1,300
Less: amount of lease payments representing interest	(2,209)	(117)
Present value of future minimum lease payments	6,391	1,183
Less: current obligations under leases	(678)	(289)
Long-term lease obligations	$5,713	$894

As of December 31, 2020, we had additional leases that had not yet commenced of $734 million. These leases will commence in 2021 to 2024 with lease terms of 7 to 12 years.

NOTE 10. AIRPORT REDEVELOPMENT

New York-JFK Airport

In 2015, we completed two phases of redevelopment at New York-JFK's Terminal 4 to facilitate convenient connections for our passengers and improve coordination with our SkyTeam alliance partners. Terminal 4 is operated by JFK International Air Terminal LLC ("IAT"), a private party, under its lease with the Port Authority of New York and New Jersey ("Port Authority"). In December 2010, we entered into a 33-year agreement with IAT ("Sublease") to sublease space in Terminal 4. Also, in 2010, the Port Authority issued approximately $800 million principal amount of special project bonds (the "Series 8 Bonds") to fund the majority of the project. In December 2020, the NYTDC issued approximately $611 million principal amount of special project bonds to refinance the outstanding balance of the Series 8 Bonds. We have recognized a ROU asset and lease liability representing the fixed component of the lease payments for this facility.

Delta Air Lines, Inc. 2020 Form 10-K                                      96

Notes to the Consolidated Financial Statements
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

We continue to plan for further expansion of Terminal 4, however changes in the JFK market due to the COVID-19 pandemic have caused us to reevaluate our original plan to expand the terminal by 16 gates. We are working with the Port Authority and IAT to evaluate our options and determine the optimal size, scope and phasing of the expansion.

Los Angeles International Airport ("LAX")

We executed a modified lease agreement during 2016 with the City of Los Angeles (the "City"), which owns and operates LAX, and announced plans to modernize, upgrade and provide post-security connection to Terminals 2 and 3. Construction is underway, which includes a new centralized ticketing and arrival hall, a new security checkpoint, core infrastructure to support the City's planned airport people mover, ramp improvements and a post-security connector to the north side of the Tom Bradley International Terminal.

Given reduced passenger volumes resulting from the COVID-19 pandemic, we have accelerated the construction schedule for this project. Additionally, in 2020, we enhanced the project’s scope to include a more customer-friendly design of Terminal 3, a Delta One lounge and expanded Delta Sky Club, and baggage system upgrades designed to increase the terminals’ operational efficiency going forward. Construction is expected to be completed by 2023.

The project is expected to cost approximately $2.3 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using an $800 million revolving credit facility provided by a group of lenders. The credit facility was executed during 2017 and amended in 2020, and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.8 billion to purchase completed project assets, representing the maximum allowable reimbursement by the City. Costs incurred in excess of the $1.8 billion maximum will not be reimbursed by the City. We currently expect our net project costs to be approximately $500 million, of which approximately $200 million has been reflected as investing activities in our cash flows statement since the project started in 2017. In 2020, $315 million was spent on this project, with $293 million paid by the credit facility and $22 million paid directly by Delta.

Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed, and therefore, we do not have the project asset or related obligation recorded on our balance sheet.

New York-LaGuardia Airport

As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The terminal will feature a new, larger Delta Sky Club, wider concourses, more gate seating and 75 percent more concessions space than the existing terminals. The facility will also offer direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. The design of the new terminal will integrate sustainable technologies and improvements in energy efficiency. Construction will be phased to limit passenger inconvenience and is expected to be completed by 2026.

Delta Air Lines, Inc. 2020 Form 10-K                                      97

Notes to the Consolidated Financial Statements
In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement, as amended to date, we will (1) fund (through debt issuance and existing cash) and undertake the design, management and construction of the terminal and certain off-premises supporting facilities, (2) receive a Port Authority contribution of $481 million to facilitate construction of the terminal and other supporting infrastructure, (3) be responsible for all operations and maintenance during the term of the lease and (4) have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers. We currently expect our net project cost to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we spent approximately $600 million during 2020, bringing the total amount spent on the project to date to approximately $1.5 billion. See Note 8, "Debt," for additional information on the debt related to this redevelopment project, NYTDC Special Facilities Revenue Bonds, Series 2018 and NYTDC Special Facilities Revenue Bonds, Series 2020.

In 2019, we opened Concourse G, the first of the four new concourses housing seven of the 37 new gates. Not only did it deliver the first direct impact to the Delta passenger experience, it also represented the first major phasing milestone. The next major milestone will be the opening of the headhouse and Concourse E, which is scheduled for 2022.

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

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and frozen for future benefit accruals. The Pension Protection Act of 2006 allows commercial airlines to elect alternative funding rules ("Alternative Funding Rules") for defined benefit plans that are frozen. We elected the Alternative Funding Rules under which the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate until the 17-year period expires for all frozen defined benefit plans by the end of 2024. We have no minimum funding requirements in 2021, but we plan to voluntarily contribute at least $500 million to these plans during 2021.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were approximately $805 million, $1.0 billion and $925 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. We have generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents, (2) a group of retirees who retired prior to 1987 and (3) retiree medical accounts which provide a fixed dollar amount to eligible employees who retired in 2012 or in 2020. Benefits under these plans are funded from current assets and employee contributions.

During the September 2020 quarter, we remeasured our postretirement healthcare obligation to account for the retiree medical accounts provided to eligible participants in our voluntary early retirement and separation programs ("voluntary programs"). As a result, we recorded a $1.3 billion special termination benefit charge and increased our postretirement healthcare obligation by $1.3 billion.

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of death and/or disability.

Delta Air Lines, Inc. 2020 Form 10-K                                      98

Notes to the Consolidated Financial Statements
Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Benefit obligation at beginning of period	$21,199	$19,809	$3,379	$3,225
Service cost	—	—	96	83
Interest cost	700	833	120	137
Actuarial loss	2,051	1,678	247	226
Benefits paid, including lump sums and annuities	(1,233)	(1,107)	(356)	(315)
Participant contributions	—	—	20	23
Special termination benefits	—	—	1,260	—
Settlements	(91)	(14)	—	—
Benefit obligation at end of period(1)	$22,626	$21,199	$4,766	$3,379

Fair value of plan assets at beginning of period	$15,845	$13,459	$607	$637
Actual gain on plan assets	1,973	2,485	76	134
Employer contributions	47	1,022	189	159
Participant contributions	—	—	20	23
Benefits paid, including lump sums and annuities	(1,233)	(1,107)	(396)	(346)
Settlements	(91)	(14)	—	—
Fair value of plan assets at end of period	$16,541	$15,845	$496	$607

Funded status at end of period	$(6,085)	$(5,354)	$(4,270)	$(2,772)

(1)At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2020 and 2019, net actuarial losses increased our benefit obligation primarily due to the decrease in discount rates. These gains and losses are recorded in AOCI and reflected in the table below.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2020	2019	2020	2019
Current liabilities	$(10)	$(19)	$(143)	$(125)
Noncurrent liabilities	(6,075)	(5,335)	(4,127)	(2,647)
Total liabilities	$(6,085)	$(5,354)	$(4,270)	$(2,772)

Net actuarial loss	$(9,878)	$(8,765)	$(886)	$(715)
Prior service credit	—	—	29	38
Total accumulated other comprehensive loss, pre-tax	$(9,878)	$(8,765)	$(857)	$(677)
Delta Air Lines, Inc. 2020 Form 10-K                                      99

Notes to the Consolidated Financial Statements
Net Periodic (Benefit) Cost

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$96	$83	$85
Interest cost	700	833	781	120	137	126
Expected return on plan assets	(1,373)	(1,186)	(1,318)	(44)	(47)	(67)
Amortization of prior service credit	—	—	—	(9)	(9)	(24)
Recognized net actuarial loss	300	291	267	44	37	36
Settlements	38	5	4	—	—	—
Special termination benefits	—	—	—	1,260	—	—
Curtailment	—	—	—	—	—	(53)
Net periodic (benefit) cost	$(335)	$(57)	$(266)	$1,467	$201	$103

Service cost is recorded in salaries and related costs in the income statement. Special termination benefits are recorded in restructuring charges, while all other components are recorded within miscellaneous, net under non-operating expense.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic benefit cost for the periods presented:

	December 31,
Benefit Obligations(1)	2020	2019
Weighted average discount rate	2.62%	3.40%

	Year Ended December 31,
Net Periodic (Benefit) Cost(1)	2020	2019	2018
Weighted average discount rate - pension benefit	3.40%	4.33%	3.69%
Weighted average discount rate - other postretirement benefit	3.47%	4.32%	3.69%
Weighted average discount rate - other postemployment benefit	3.34%	4.32%	3.65%
Weighted average expected long-term rate of return on plan assets	8.97%	8.97%	8.97%
Assumed healthcare cost trend rate for the next year(2)	6.25%	6.50%	6.75%
(1)Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment obligation.
(2)Healthcare cost trend rate is assumed to decline gradually to 5.00% by 2026 and remain unchanged thereafter.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic benefit cost for the year ended December 31, 2020 was 8.97%.

Delta Air Lines, Inc. 2020 Form 10-K                                      100

Notes to the Consolidated Financial Statements
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

The following table summarizes the benefit payments that are expected to be paid in the years ending December 31:

Expected future benefit payments
(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2021	$1,280	$340
2022	1,270	370
2023	1,270	410
2024	1,270	430
2025	1,270	430
2026-2030	6,210	2,110

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

Delta Air Lines, Inc. 2020 Form 10-K                                      101

Notes to the Consolidated Financial Statements
Benefit Plan Assets Measured at Fair Value on a Recurring Basis

Benefit Plan Assets. Benefit plan assets relate to our defined benefit pension plans and certain of our postemployment benefit plans. These investments are presented net of the related benefit obligation in pension, postretirement and related benefits on the balance sheets. See Note 4, "Fair Value Measurements," for a description of the levels within the fair value hierarchy and associated valuation techniques used to measure fair value. The following table shows our benefit plan assets by asset class.

Benefit plan assets measured at fair value on a recurring basis
	December 31, 2020			December 31, 2019			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Equities and equity-related instruments	$1,061	$59	$1,120	$840	$49	$889	(a)
Delta common stock	507	—	507	737	—	737	(a)
Cash equivalents	305	3,359	3,664	327	952	1,279	(a)
Fixed income and fixed income-related instruments	—	882	882	97	3,472	3,569	(a)(b)
Benefit plan assets	$1,873	$4,300	$6,173	$2,001	$4,473	$6,474

Investments measured at net asset value ("NAV")(1)			10,427			9,854
Total benefit plan assets			$16,600			$16,328
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

Delta Air Lines, Inc. 2020 Form 10-K                                      102

Notes to the Consolidated Financial Statements
The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

Benefit plan investment assets measured at NAV
	December 31, 2020			December 31, 2019
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Hedge funds and hedge fund-related strategies(4)	$5,474	(3)	2-180 Days	$5,588	(3)	2-180 Days
Commingled funds, private equity and private equity-related instruments(4)	2,136	(3)	3-30 Days	1,834	(3)	2-30 Days
Fixed income and fixed income-related instruments(4)	1,118	(3)	15-90 Days	958	(3)	15-90 Days
Real assets(4)	671	(2)	N/A	758	(2)	N/A
Other	1,028	(1)	2-90 Days	716	(1)	2-90 Days
Total investments measured at NAV	$10,427			$9,854
(1)Weekly, semi-monthly, monthly
(2)Semi-annually and annually
(3)Various. Includes funds with weekly, semi-monthly, monthly, quarterly and custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.
(4)Unfunded commitments were $916 million for commingled funds, private equity and private equity-related instruments, $264 million for fixed income and fixed income-related instruments and $181 million for real assets at December 31, 2020.

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

On an annual basis we assess the potential for adjustments to the fair value of all investments. These investments valued using NAV as a practical expedient are typically valued on a monthly or quarterly basis by third-party administrators, valuation agents or fund managers with an annual audit performed by an independent third party, but certain of these investments have a lag in the availability of data. This primarily applies to private equity, private equity-related strategies and real assets. We solicit valuation updates from the investment fund managers and use their information and corroborating data from public markets to determine any needed fair value adjustments.

Other

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries. These plans did not have a material impact on our Consolidated Financial Statements in any period presented.

Delta Air Lines, Inc. 2020 Form 10-K                                      103

Notes to the Consolidated Financial Statements
Voluntary Programs

During the June 2020 quarter in response to the COVID-19 pandemic, we announced the voluntary programs, which primarily applied to eligible U.S. merit, ground and flight attendant and pilot employees. The employees electing to participate in the voluntary programs were eligible for separation payments, continued healthcare benefits and certain participants will receive retiree medical accounts. The election and revocation windows for these programs closed during the September 2020 quarter with approximately 18,000 employees electing to participate. We recorded $3.4 billion in restructuring charges in our income statement associated with these programs and other employee benefit charges during 2020, including $1.3 billion of special termination benefits (discussed above). The remainder of the restructuring charge primarily relates to separation payments and healthcare benefits. Approximately $720 million was disbursed in cash payments to participants in the voluntary programs during 2020. An additional approximately $250 million of cash payments were disbursed during 2020 related to unused vacation and other benefits, which were accrued prior to the voluntary programs charge. Accruals related to the voluntary programs are primarily recorded in pension, postretirement and related benefits, other noncurrent liabilities, other accrued liabilities and accrued salaries and related benefits on our balance sheet.

Profit Sharing Program

Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. For the year ended December 31, 2020 we recorded no expense and for the years ended December 31, 2019 and 2018, we recorded expenses of $1.6 billion and $1.3 billion under the profit sharing program, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

In 2020, we restructured our aircraft order books with Airbus and MHI RJ Aviation Group (manufacturer of CRJ aircraft) in an effort to better match the timing of aircraft deliveries with our network and financial needs over the next several years. The restructuring reduced our aircraft purchase commitments by more than $2 billion in 2020 and by more than $5 billion through 2022. The shift in delivery timing is intended to allow us to continue simplifying and modernizing our fleet while maintaining our Airbus order book.

Our future aircraft purchase commitments totaled approximately $13.9 billion at December 31, 2020:

Aircraft purchase commitments
(in millions)	Total
2021	$1,330
2022	2,470
2023	2,310
2024	2,960
2025	2,740
Thereafter	2,070
Total	$13,880
Delta Air Lines, Inc. 2020 Form 10-K                                      104

Notes to the Consolidated Financial Statements
Our future aircraft purchase commitments included the following aircraft at December 31, 2020:

Aircraft purchase commitments by fleet type
Fleet Type	Purchase Commitments
A220-100	7
A220-300	45
A321-200	22
A321-200neo	100
A330-900neo (1)	29
A350-900	20
CRJ-900	1
Total	224

(1)    Includes one A330-900neo lease commitment in 2021 incremental to our order book with Airbus.

LATAM A350 Commitments

We have assumed 10 of LATAM's A350 purchase commitments from Airbus, with deliveries through 2025, which are included as purchase commitments in the above table. We had agreed to acquire four A350 aircraft from LATAM, but terminated the purchase agreement for a fee of $62 million during the June 2020 quarter. See Note 5, "Investments," for further information on our strategic alliance with LATAM.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring from 2021 to 2029.

Capacity Purchase Agreements. Our regional carriers primarily operate for us under capacity purchase agreements. Under these agreements, the regional carriers operate some or all of their aircraft using our flight designator codes, and we control the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retain the revenues associated with those flights. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services.

The following table shows our minimum obligations under our existing capacity purchase agreements with third-party regional carriers. The obligations set forth in the table contemplate minimum levels of flying by the regional carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

Contract carrier minimum obligations
(in millions)	Amount (1)
2021	$1,413
2022	1,372
2023	1,240
2024	1,209
2025	837
Thereafter	1,654
Total	$7,725

(1)These amounts exclude contract carrier payments accounted for as operating leases of aircraft, which are described in Note 9, "Leases."

Revenue Proration Agreement. As of December 31, 2020, a portion of our contract carrier arrangement with SkyWest Airlines, Inc. was structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Delta Air Lines, Inc. 2020 Form 10-K                                      105

Notes to the Consolidated Financial Statements
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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2020 or 2019.

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

Delta Air Lines, Inc. 2020 Form 10-K                                      106

Notes to the Consolidated Financial Statements
Employees Under Collective Bargaining Agreements

As of December 31, 2020, we had approximately 74,000 full-time equivalent employees, 23% of whom were represented by unions. The following table shows our domestic airline employee groups that are represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	12,940	ALPA	December 31, 2019
Delta Flight Superintendents (Dispatchers)	350	PAFCA	November 1, 2024
Endeavor Air Pilots	1,900	ALPA	January 1, 2024
Endeavor Air Flight Attendants	1,480	AFA	March 31, 2025

We are in mediated discussions with the representative of the Delta pilots regarding terms of their amendable collective bargaining agreement under the auspices of the National Mediation Board ("NMB").

In addition to the domestic airline employee groups discussed above, approximately 190 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2022. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self-help upon the expiration of the agreement. Certain of our employees outside the U.S. are represented by unions, work councils or other local representative groups.

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

NOTE 13. INCOME TAXES

Income Tax Provision

Our income tax provision consisted of the following:

Components of income tax benefit (provision)
	Year Ended December 31,
(in millions)	2020	2019	2018
Current tax benefit (provision):
Federal	$94	$94	$187
State and local	3	(39)	(26)
International	(5)	(13)	(13)
Deferred tax benefit (provision):
Federal	2,766	(1,343)	(1,226)
State and local	344	(130)	(138)
Income tax benefit (provision)	$3,202	$(1,431)	$(1,216)

Delta Air Lines, Inc. 2020 Form 10-K                                      107

Notes to the Consolidated Financial Statements
The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Reconciliation of statutory federal income tax rate to the effective income tax rate
	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	2.3	2.5
Valuation allowance	(2.6)	0.7	—
Other	0.2	(0.9)	0.1
Effective income tax rate	20.5%	23.1%	23.6%

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table shows significant components of our deferred tax assets and liabilities:

Significant components of deferred income tax assets and liabilities
	December 31,
(in millions)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,495	$560
Capital loss carryforward	483	—
Pension, postretirement and other benefits	2,956	2,241
Deferred revenue	1,797	1,667
Lease liabilities	2,185	1,510
Other	611	380
Valuation allowance	(460)	(58)
Total deferred tax assets	$9,067	$6,300
Deferred tax liabilities:
Depreciation	$4,507	$5,190
Operating lease assets	1,324	1,298
Intangible assets	1,076	1,049
Other	172	99
Total deferred tax liabilities	$7,079	$7,636

Net deferred tax assets (liabilities)(1)	$1,988	$(1,336)
(1)At December 31, 2020, the net deferred tax assets of $2.0 billion are recorded in deferred income taxes, net within noncurrent assets. At December 31, 2019, the net deferred tax liabilities of $1.3 billion included $120 million of net state deferred tax assets, which are recorded in deferred income taxes, net within noncurrent assets, and $1.5 billion of net federal deferred tax liabilities, which are recorded in deferred income taxes, net within noncurrent liabilities.

As of December 31, 2020, we had $5.7 billion of federal pre-tax net operating loss carryforwards, which will not begin to expire until 2027.

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider available positive and negative evidence and make certain assumptions. We consider, among other things, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, our historical financial results and tax planning strategies.
Delta Air Lines, Inc. 2020 Form 10-K                                      108

Notes to the Consolidated Financial Statements
At December 31, 2020 our net deferred tax asset balance was $2.0 billion, including a $460 million valuation allowance primarily related to capital loss carryforwards and state net operating losses. Although we are in a three year cumulative loss position as of December 31, 2020, we have a recent history of significant earnings prior to the onset of the COVID-19 pandemic. We expect to return to profitability as the effects of the pandemic subside and to generate sufficient taxable income to utilize our federal net operating loss carryforwards before any expire. Our federal net operating loss carryforwards generated before 2018 do not begin to expire until 2027. Under current tax law, federal net operating losses generated in 2020 do not expire. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the capital loss carryforwards and state net operating losses that have short expiration periods.

Income Tax Allocation

We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations ("Income Tax Allocation"). The 2017 tax reform reduced the statutory tax rate in the U.S. from 35% to 21%. GAAP requires that the tax expense related to tax law changes be recognized in current earnings, even when a portion of the related deferred tax asset originated through amounts recognized in AOCI. As a result, approximately $750 million of income tax expense remains in AOCI, primarily related to pension obligations, and will not be recognized in net income until the pension obligations are fully extinguished.

Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2020 and 2019 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost per share held in treasury was $28.23 and $26.37 as of December 31, 2020 and 2019, respectively.

Warrants. See Note 2, "Impact of the COVID-19 Pandemic," for further discussion of the warrants issued during 2020 in connection with the payroll support program of the CARES Act to acquire more than 6.7 million of Delta common stock.

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2020, there were 21 million shares available for future grants.
Delta Air Lines, Inc. 2020 Form 10-K                                      109

Notes to the Consolidated Financial Statements
We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense, including awards payable in common stock or cash, is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $119 million, $161 million and $159 million for the years ended December 31, 2020, 2019 and 2018, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2020, unrecognized costs related to unvested shares and stock options totaled $80 million. We expect substantially all unvested awards to vest and recognize forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2020, there were 2.2 million unvested restricted stock awards.

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2020, there were 5.4 million outstanding stock option awards with a weighted average exercise price of $52.37 of which 2.4 million were exercisable.

Performance Awards. Performance awards are long-term incentive opportunities, which are payable in common stock or cash, and are generally contingent upon our achieving certain financial goals.

Other. During each of 2020 and 2019, we recognized an immaterial amount of excess tax benefits in our income tax provision.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table shows the components of accumulated other comprehensive loss:

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefits Liabilities(2)	Other(3)	Available-for-Sale Investments(4)	Total
Balance at January 1, 2018 (net of tax effect of $1,400)	$(7,812)	$85	$106	$(7,621)
Changes in value (net of tax effect of $88)	(294)	7	—	(287)
Reclassifications into retained earnings (net of tax effect of $61)	—	—	(106)	(106)
Reclassifications into earnings (net of tax effect of $57)(1)	181	8	—	189
Balance at December 31, 2018 (net of tax effect of $1,492)	(7,925)	100	—	(7,825)
Changes in value (net of tax effect of $133)	(422)	7	—	(415)
Reclassifications into earnings (net of tax effect of $76)(1)	252	(1)	—	251
Balance at December 31, 2019 (net of tax effect $1,549)	(8,095)	106	—	(7,989)
Changes in value (net of tax effect of $384)	(1,269)	17	—	(1,252)
Reclassifications into earnings (net of tax effect of $169)(1)	286	(83)	—	203
Balance at December 31, 2020 (net of tax effect of $1,764)	$(9,078)	$40	$—	$(9,038)
(1)Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in miscellaneous, net in non-operating expense in the income statement.
(2)Includes approximately $750 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
(3)In the June 2020 quarter, all remaining foreign currency hedges expired, and we recognized an $83 million tax benefit which was released from AOCI.
(4)The 2018 reclassification into retained earnings related to our investments in GOL, China Eastern and other previously designated available-for-sale investments, and the related conversion to accounting for changes in fair value of these investments from AOCI to the income statement.

Delta Air Lines, Inc. 2020 Form 10-K                                      110

Notes to the Consolidated Financial Statements
NOTE 16. SEGMENTS

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
Airline Segment

Our airline segment is managed as a single business unit that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world and includes our loyalty program, as well as other ancillary airline services. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers fleet type and route economics, but gives no weight to the financial impact of the resource allocation decision on a geographic region or mainline/regional carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

Refinery Segment

Our wholly owned subsidiaries, Monroe Energy, LLC, and MIPC, LLC (collectively, "Monroe"), operate the Trainer oil refinery and related assets located near Philadelphia, Pennsylvania, as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel. Monroe's operations include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2020, 2019 and 2018 was $1.5 billion, $4.0 billion and $3.6 billion, respectively. The decline in exchange transactions was primarily driven by the decrease in demand for jet fuel from our airline operations as a result of the economic conditions caused by the COVID-19 pandemic.
Delta Air Lines, Inc. 2020 Form 10-K                                      111

Notes to the Consolidated Financial Statements
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2020
Operating revenue:	$15,945	$3,143			$17,095
Sales to airline segment			$(214)	(1)
Exchanged products			(1,472)	(2)
Sales of refined products			(307)	(3)
Operating loss (4)	(12,253)	(216)			(12,469)
Interest expense, net	928	1			929
Depreciation and amortization	2,312	99	(99)	(4)	2,312
Restructuring charges	8,219	—			8,219
Total assets, end of period	70,548	1,448			71,996
Capital expenditures	1,879	20			1,899
Year Ended December 31, 2019
Operating revenue:	$46,910	$5,558			$47,007
Sales to airline segment			$(1,103)	(1)
Exchanged products			(3,963)	(2)
Sales of refined products			(395)	(3)
Operating income (4)	6,542	76			6,618
Interest expense (income), net	327	(26)			301
Depreciation and amortization	2,581	99	(99)	(4)	2,581
Total assets, end of period	62,793	1,739			64,532
Capital expenditures	4,880	56			4,936
Year Ended December 31, 2018
Operating revenue:	$43,890	$5,458			$44,438
Sales to airline segment			$(962)	(1)
Exchanged products			(3,596)	(2)
Sales of refined products			(352)	(3)
Operating income (4)	5,206	58			5,264
Interest expense (income), net	334	(23)			311
Depreciation and amortization	2,329	67	(67)	(4)	2,329
Total assets, end of period	58,561	1,705			60,266
Capital expenditures	5,005	163			5,168

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

Delta Air Lines, Inc. 2020 Form 10-K                                      112

Notes to the Consolidated Financial Statements
NOTE 17. (LOSS)/EARNINGS PER SHARE

We calculate basic (loss)/earnings per share and diluted (loss) per share by dividing net (loss)/income by the weighted average number of common shares outstanding, excluding restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Antidilutive common stock equivalents excluded from the diluted (loss)/earnings per share calculation are not material. The following table shows our computation of basic and diluted (loss)/earnings per share:

Basic and diluted (loss)/earnings per share
	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net (loss)/income	$(12,385)	$4,767	$3,935

Basic weighted average shares outstanding	636	651	691
Dilutive effect of share-based awards	—	2	3
Diluted weighted average shares outstanding	636	653	694

Basic (loss)/earnings per share	$(19.49)	$7.32	$5.69
Diluted (loss)/earnings per share	$(19.49)	$7.30	$5.67

Delta Air Lines, Inc. 2020 Form 10-K                                      113

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, concluded that the controls and procedures were effective as of December 31, 2020 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2020. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Delta Air Lines, Inc. 2020 Form 10-K                                      114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Delta Air Lines, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss)/income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

Atlanta, Georgia	/s/ Ernst & Young LLP
February 12, 2021

Delta Air Lines, Inc. 2020 Form 10-K                                      115

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings "Governance - Board Matters," "Proposal 1 - Election of Directors," "Executive Compensation - Executive Officers" and "Other Information - Delinquent Section 16(a) Reports" in our Proxy Statement to be filed with the Commission related to our 2021 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2020.

Equity compensation plan information
Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	7,568,829	$37.18	21,055,314
Equity compensation plans not approved by securities holders	—	—	—
Total	7,568,829	$37.18	21,055,314

(1)Includes a maximum of 2,195,026 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance share awards as of December 31, 2020. Warrants issued to the U.S. Department of the Treasury under the government support programs discussed in Note 2 of the Notes to the Consolidated Financial Statements are not reflected in this table.
(2)Includes performance share awards, which do not have exercise prices. The weighted average exercise price of outstanding options at December 31, 2020 was $52.37.
(3)Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 2,216,780 shares of restricted stock remained unvested and subject to forfeiture as of December 31, 2020, these shares could again be available for issuance.

Other information required by this item is set forth under the heading "Share Ownership - Beneficial Ownership of Securities" in our Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings "Governance - Board Matters" and "Proposal 1 - Election of Directors" in our Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading "Proposal 3 - Ratification of the Appointment of Independent Auditors" in our Proxy Statement and is incorporated by reference.
Delta Air Lines, Inc. 2020 Form 10-K                                      116

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
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

(3). Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.14 through 10.23.

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

10.1(a)    Credit Agreement, dated as of April 19, 2018, among Delta Air Lines, Inc., as borrower, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).*

10.1(b)    Amendment No. 1 to Credit Agreement, dated as of June 29, 2020, among Delta Air Lines, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.5 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

Delta Air Lines, Inc. 2020 Form 10-K                                      117

10.2(a)    364-Day Term Loan Credit Agreement, dated as of March 17, 2020, among Delta Air Lines, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.2(b)    Amendment No. 1 to 364-Day Term Loan Credit Agreement, dated as of April 3, 2020, among Delta Air Lines, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.4(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.2(c)    Amendment No. 2 to 364-Day Term Loan Credit Agreement, dated as of June 29, 2020, among Delta Air Lines, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.4(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.3    Payroll Support Program Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.4(a)    Warrant Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.4(b)    Form of Warrant to Purchase Common Stock.

10.5    Term Loan Credit Agreement, dated as of April 29, 2020, among Delta Air Lines, Inc., the lenders party thereto, and Barclays Bank PLC, as administrative agent (Filed as Exhibit 10.1 to Delta’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2020).*

10.6    Term Loan Credit and Guaranty Agreement, dated as of September 23, 2020, among Delta, SMIP, the guarantors party thereto, Barclays Bank PLC, as administrative agent, U.S. Bank National Association, as collateral administrator, and the lenders party thereto (filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020)*.

10.7    Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury.

10.8(a)    Warrant Agreement, dated as of January 15, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury.

10.8(b)    Form of Warrant to Purchase Common Stock.

10.9    Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.10    Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.11(a)    Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.9 to Delta's Annual Report on Form 10-K for the year ended December 31, 2014).*/**

10.11(b)    Amendment No. 3, dated May 10, 2017, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 3”) (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

10.11(c)    Letter Agreements, dated May 10, 2017, relating to Amendment No. 3 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*/**

Delta Air Lines, Inc. 2020 Form 10-K                                      118

10.11(d)    Amendment No. 8, dated as of October 30, 2018, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 8”) (Filed as Exhibit 10.7(d) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*/**

10.11(e)    Letter Agreements, dated as of October 30, 2018, relating to Amendment No. 8 (Filed as Exhibit 10.7(e) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*/**

10.11(f)    Amendment No 11, dated as of July 30, 2020 to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014 between Delta and Airbus S.A.S. (Filed as Exhibit 10.1(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.11(g)    Amended and Restated Letter Agreement No. 1, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.11(h)    Amended and Restated Letter Agreement No. 4, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014** (Filed as Exhibit 10.1(c) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.12(a)    Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.10 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*/**

10.12(b)    Amendment No. 2, dated as of July 30, 2020 to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Delta and Airbus S.A.S. (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.12(c)    Amended and Restated Letter Agreement No. 3, dated as of July 30, 2020, relating to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Delta and Airbus S.A.S. (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.13    Framework Agreement, dated as of September 26, 2019, by and between LATAM Airlines Group S.A. and Delta Air Lines, Inc. (Filed as Exhibit 10.1 to Delta Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).*/**

10.14    Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.15(a)    Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.15(b)    Amendment to Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016.

10.16    Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.17(a)    Delta Air Lines, Inc. 2018 Long-Term Incentive Program (Filed as Exhibit 10.17 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.17(b)    Model Award Agreement for the Delta Air Lines, Inc. 2018 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).*

10.18(a) Delta Air Lines, Inc. 2019 Long-Term Incentive Program (Filed as Exhibit 10.16 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.18(b) Model Award Agreement for the Delta Air Lines, Inc. 2019 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
Delta Air Lines, Inc. 2020 Form 10-K                                      119

10.19(a)    Delta Air Lines, Inc. 2020 Long-Term Incentive Program (Filed as Exhibit 10.14 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.19(b)    Model Award Agreement for the Delta Air Lines, Inc. 2020 Long-Term Incentive Program (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).*

10.20    Delta Air Lines, Inc. 2020 Management Incentive Plan (Filed as Exhibit 10.16 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.21    Delta Air Lines, Inc. Management Incentive Plan.

10.22    Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.23    Terms of 2020 Restricted Stock Awards for Non-Employee Directors (filed as Exhibit 10.6 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

21.1    Subsidiaries of the Registrant.

23.1    Consent of Ernst & Young LLP.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2    Rule 13a-14(a)/15d-14(a) Certification of Interim Co-Chief Financial Officer.

31.3    Rule 13a-14(a)/15d-14(a) Certification of Interim Co-Chief Financial Officer.

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

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB    XBRL Taxonomy Extension Labels Linkbase Document

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

104        The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (included in Exhibit 101)
____________
*    Incorporated by reference.
**    Portions of this exhibit have been omitted as confidential information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Delta Air Lines, Inc. 2020 Form 10-K                                      120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2021.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Delta Air Lines, Inc. 2020 Form 10-K                                      121

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of February, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ William C. Carroll	Interim Co-Chief Financial Officer and Senior Vice President - Finance and Controller (Co-Principal Financial Officer and Principal Accounting Officer)
William C. Carroll

/s/ Garrett L. Chase	Interim Co-Chief Financial Officer and Senior Vice President - Business Development and Financial Planning (Co-Principal Financial Officer)
Garrett L. Chase

/s/ Francis S. Blake	Chairman of the Board
Francis S. Blake

/s/ Ashton B. Carter	Director
Ashton B. Carter

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Christopher A. Hazleton	Director
Christopher A. Hazleton

/s/ Michael P. Huerta	Director
Michael P. Huerta

/s/ Jeanne P. Jackson	Director
Jeanne P. Jackson

/s/ George N. Mattson	Director
George N. Mattson

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ David S. Taylor	Director
David S. Taylor

/s/ Kathy N. Waller	Director
Kathy N. Waller

Delta Air Lines, Inc. 2020 Form 10-K                                      122