Form 10-Q
period 2021-03-31
DELTA AIR LINES, INC.
filed 2021-04-15
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2021:
Common Stock, $0.0001 par value - 639,661,387 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2021, the related condensed consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 12, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 15, 2021

Delta Air Lines, Inc. 2021 March Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,460	$8,307
Short-term investments	5,575	5,789
Accounts receivable, net of an allowance for uncollectible accounts of $75 and $89	1,837	1,396
Fuel inventory	457	377
Expendable parts and supplies inventories, net of an allowance for obsolescence of $176 and $188	371	355
Prepaid expenses and other	1,153	1,180
Total current assets	17,853	17,404
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $17,922 and $17,511	26,862	26,529
Operating lease right-of-use assets	5,577	5,733
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $885 and $883	6,009	6,011
Cash restricted for airport construction	1,223	1,556
Equity investments	1,929	1,665
Deferred income taxes, net	2,306	1,988
Other noncurrent assets	1,571	1,357
Total noncurrent assets	55,230	54,592
Total assets	$73,083	$71,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,983	$1,732
Current maturities of operating leases	653	678
Air traffic liability	5,105	4,044
Accounts payable	3,432	2,840
Accrued salaries and related benefits	2,182	2,086
Loyalty program deferred revenue	2,439	1,777
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,794	1,670
Total current liabilities	20,688	15,927
Noncurrent Liabilities:
Debt and finance leases	26,061	27,425
Noncurrent air traffic liability	250	500
Pension, postretirement and related benefits	10,396	10,630
Loyalty program deferred revenue	4,846	5,405
Noncurrent operating leases	5,568	5,713
Other noncurrent liabilities	4,792	4,862
Total noncurrent liabilities	51,913	54,535

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 649,361,047 and 647,352,203 shares issued	—	—
Additional paid-in capital	11,326	11,259
Accumulated deficit	(1,605)	(428)
Accumulated other comprehensive loss	(8,960)	(9,038)
Treasury stock, at cost, 9,699,660 and 9,169,683 shares	(279)	(259)
Total stockholders' equity	482	1,534
Total liabilities and stockholders' equity	$73,083	$71,996
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Operating Revenue:
Passenger	$2,748	$7,569
Cargo	215	152
Other	1,187	871
Total operating revenue	4,150	8,592

Operating Expense:
Salaries and related costs	2,202	2,862
Aircraft fuel and related taxes	1,017	1,595
Ancillary businesses and refinery	706	219
Contracted services	519	748
Landing fees and other rents	493	550
Depreciation and amortization	492	678
Regional carrier expense	401	577
Aircraft maintenance materials and outside repairs	294	469
Passenger service	118	273
Passenger commissions and other selling expenses	110	398
Aircraft rent	104	100
Restructuring charges	(44)	—
Government grant recognition	(1,186)	—
Other	322	533
Total operating expense	5,548	9,002

Operating Loss	(1,398)	(410)

Non-Operating Expense:
Interest expense, net	(361)	(79)
Impairments and equity method losses	(54)	(260)
Gain/(loss) on investments, net	262	(112)
Miscellaneous, net	36	254
Total non-operating expense, net	(117)	(197)

Loss Before Income Taxes	(1,515)	(607)

Income Tax Benefit	338	73

Net Loss	$(1,177)	$(534)

Basic Loss Per Share	$(1.85)	$(0.84)
Diluted Loss Per Share	$(1.85)	$(0.84)
Cash Dividends Declared Per Share	$—	$0.40

Comprehensive Loss	$(1,099)	$(443)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net Cash Provided by Operating Activities	$691	$358

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(132)	(629)
Ground property and equipment, including technology	(306)	(308)
Purchase of short-term investments	(3,161)	—
Redemption of short-term investments	3,371	—
Purchase of equity investments	—	(2,099)
Other, net	168	65
Net cash used in investing activities	(60)	(2,971)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	—	2,882
Proceeds from long-term obligations	924	3,962
Payments on debt and finance lease obligations	(1,775)	(1,238)
Repurchase of common stock	—	(344)
Cash dividends	—	(260)
Fuel card obligation	—	364
Other, net	61	(22)
Net cash (used in)/provided by financing activities	(790)	5,344

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	(159)	2,731
Cash, cash equivalents and restricted cash equivalents at beginning of period	10,055	3,730
Cash, cash equivalents and restricted cash equivalents at end of period	$9,896	$6,461

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$473	$184
Right-of-use assets acquired under operating leases	20	55
Other financings	200	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2021	2020
Current assets:
Cash and cash equivalents	$8,460	$5,967
Restricted cash included in prepaid expenses and other	213	39
Noncurrent assets:
Cash restricted for airport construction	1,223	455
Total cash, cash equivalents and restricted cash equivalents	$9,896	$6,461

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2020	647	$—	$11,259	$(428)	$(9,038)	9	$(259)	$1,534
Net loss	—	—	—	(1,177)	—	—	—	(1,177)
Other comprehensive income	—	—	—	—	78	—	—	78
Common stock issued for employee equity awards(1)	2	—	23	—	—	1	(20)	3
Government grant warrant issuance	—	—	44	—	—	—	—	44
Balance at March 31, 2021	649	$—	$11,326	$(1,605)	$(8,960)	10	$(279)	$482

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $38.35 in the March 2021 quarter.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358
Net loss	—	—	—	(534)	—	—	—	(534)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive income	—	—	—	—	91	—	—	91
Common stock issued for employee equity awards(1)	1	—	29	—	—	1	(34)	(5)
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Balance at March 31, 2020	647	$—	$11,054	$11,423	$(7,898)	10	$(270)	$14,309

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $56.48 in the March 2020 quarter.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 6

Notes to the Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2020.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2021 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Regional Carrier Expense

We previously allocated certain costs (such as landing fees and other rents, salaries and related costs and contracted services) to regional carrier expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss ("income statement") based on relevant statistics (such as passenger counts). Beginning in the March 2021 quarter we are no longer performing this allocation and have reclassified the costs presented in prior periods to align with this presentation. This reclassification better reflects the nature of, and how management views, these regional carrier related expenses. This allocation was approximately $900 million in 2020, including $325 million in the March 2020 quarter, and $1.4 billion in 2019, including $355 million in the March 2019 quarter. The remaining amounts in regional carrier expense represent payments to our regional carriers under capacity purchase agreements and the expenses of our wholly owned regional subsidiary, Endeavor Air, Inc.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 7

Notes to the Consolidated Financial Statements
NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended March 31,
(in millions)	2021	2020
Ticket	$2,277	$6,511
Loyalty travel awards	241	543
Travel-related services	230	515
Total passenger revenue	$2,748	$7,569

We recognized approximately $822 million and $2.8 billion in passenger revenue during the three months ended March 31, 2021 and 2020, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

In March 2021, we announced the extension of the validity of all passenger tickets and travel credits expiring in 2021 or purchased in 2021 to December 2022. In addition, we have waived change fees for all tickets purchased through April 30, 2021, as well as eliminated change fees for domestic and international tickets originating from North America with the exception of Basic Economy tickets.

Other Revenue

	Three Months Ended March 31,
(in millions)	2021	2020
Ancillary businesses and refinery	$726	$223
Loyalty program	368	474
Miscellaneous	93	174
Total other revenue	$1,187	$871

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Loyalty Program. Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2021 and 2020, total cash sales from marketing agreements related to our loyalty program were $760 million and $992 million, respectively, which are allocated to travel and other performance obligations.

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

Loyalty program activity
(in millions)	2021	2020
Balance at January 1	$7,182	$6,728
Miles earned	354	660
Travel miles redeemed	(241)	(543)
Non-travel miles redeemed	(10)	(28)
Balance at March 31	$7,285	$6,817

The timing of mile redemptions can vary widely; however, the majority of miles have historically been redeemed within two years of being earned.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 8

Notes to the Consolidated Financial Statements

Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. A significant portion of the refinery segment's revenues typically consists of fuel sales to support the airline, which is eliminated in the Condensed Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region is summarized in the following tables:

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended March 31,
(in millions)	2021	2020
Domestic	$2,280	$5,601
Atlantic	142	818
Latin America	264	765
Pacific	62	385
Total	$2,748	$7,569

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended March 31,
(in millions)	2021	2020
Domestic	$3,368	$6,267
Atlantic	267	994
Latin America	381	863
Pacific	134	468
Total	$4,150	$8,592

Delta Air Lines, Inc. 2021 March Form 10-Q                                 9

Notes to the Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2021	Level 1	Level 2	Level 3
Cash equivalents	$6,004	$6,004	$—	$—
Restricted cash equivalents	1,436	1,436	—	—
Short-term investments	5,575	3,564	2,011	—
Long-term investments	1,673	895	557	221

(in millions)	December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents	$5,755	$5,755	$—	$—
Restricted cash equivalents	1,747	1,747	—	—
Short-term investments	5,789	3,919	1,870	—
Long-term investments	1,417	948	38	431

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in prepaid expenses and other and cash restricted for airport construction on the Consolidated Balance Sheet ("balance sheet") and generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. Short-term investments consist of U.S. government securities. The fair values of these investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

At March 31, 2021, the estimated fair value of our short-term investments was $5.6 billion, which approximates cost. Of these investments, $4.7 billion are expected to mature in one year or less, with the remainder maturing during 2022. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

Long-Term Investments. Our long-term investments that are measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. In the March 2021 quarter, due to its agreement to merge with Aspirational Consumer Lifestyle Corp ("Aspirational"), a publicly-traded special purpose acquisition company, our investment in Wheels Up was classified as Level 2. In addition, our equity investments in private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances and forecasts provided by our investees. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. See Note 4, "Investments," for further information on our equity investments.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 10

Notes to the Consolidated Financial Statements
NOTE 4. INVESTMENTS

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

Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments in our income statement within non-operating expense and are driven by changes in stock prices, other valuation techniques for investments in companies without publicly-traded shares and foreign currency fluctuations. We recorded gains of $262 million and losses of $112 million on our fair value investments during the three months ended March 31, 2021 and 2020, respectively.

Our share of Unifi Aviation's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business, while our share of other equity method investees' financial results is recorded in impairments and equity method losses in our income statement under non-operating expense. If an investment accounted for under the equity method experiences a loss in value that is determined to be other than temporary, we will reduce our carrying value of the investment to fair value and record the loss in impairments and equity method losses in our income statement.

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Wheels Up	Fair Value	24%	24%	$520	$210
Hanjin-KAL	Fair Value	13%	13%	447	512
Air France-KLM	Fair Value	9%	9%	225	235
China Eastern	Fair Value	3%	3%	219	201
Unifi Aviation	Equity Method	49%	49%	165	154
Other investments	Various			353	353
Equity investments				$1,929	$1,665

Wheels Up. In February 2021, Wheels Up entered into a definitive agreement to become publicly-traded via a merger with Aspirational. The transaction is expected to close in the June 2021 quarter. We account for our investment using the fair value option, as this election better reflects the economics of our ownership interest, and we have recorded our investment primarily based on Aspirational’s stock price and information included in its public filings.

Other Investments. This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment. Included in this category are our investments in Grupo Aeroméxico, LATAM Airlines Group S.A. ("LATAM") and Virgin Atlantic, all of which are undergoing in-court or out-of-court restructurings, and the carrying values of these investments remain zero at March 31, 2021. In order to support our relationships with these carriers, we have provided them with strategic and operational assistance through their restructurings. We have notes payable of $480 million, which are recorded in current maturities of debt and finance leases, and receivables from those partners recorded within other noncurrent assets as of March 31, 2021.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 11

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			March 31,	December 31,
(in millions)	Dates			March 31, 2021			2021	2020
Unsecured notes	2021	to	2029	2.90%	to	7.38%	$5,350	$5,350
Unsecured Payroll Support Program Loan	2030			1.00%			1,648	1,648
Unsecured Payroll Support Program Extension Loan	2031			1.00%			828	—
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	6,000	6,000
SkyMiles Term Loan(1)(2)	2023	to	2027	4.75%			3,000	3,000
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			3,500	3,500
2020 Term Loan	n/a			n/a			—	1,493
2018 Revolving Credit Facility(2)	2021	to	2023	Undrawn			—	—
Financing arrangements secured by aircraft:
Certificates(1)	2021	to	2028	2.00%	to	8.02%	2,518	2,633
Notes(1)(2)	2021	to	2033	0.77%	to	5.75%	1,350	1,284
NYTDC Special Facilities Revenue Bonds, Series 2020(1)	2026	to	2045	4.00%	to	5.00%	1,511	1,511
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(1)(2)	2021	to	2030	2.25%	to	8.75%	611	412
Other revolving credit facilities(2)	2021	to	2022	Undrawn			—	—
Total secured and unsecured debt							27,699	28,214
Unamortized (discount)/premium and debt issue cost, net and other							(226)	(240)
Total debt							27,473	27,974
Less: current maturities							(2,671)	(1,443)
Total long-term debt							$24,802	$26,531
(1)Due in installments.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

Unsecured Payroll Support Program Extension Loans

The Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and included an extension of the payroll support program created under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") providing an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. In the March 2021 quarter, we received $2.9 billion in payroll support payments, which must be used exclusively for the payment of employee wages, salaries and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

These support payments consisted of approximately $2.0 billion in a grant and $828 million in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we entered into a promissory note for the $828 million and issued warrants to the U.S. Department of the Treasury to acquire approximately 2.1 million shares of Delta common stock, representing approximately 0.3% of our outstanding shares. These warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $784 million of noncurrent debt, net of discount, and $44 million in additional paid in capital, respectively.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 12

Notes to the Consolidated Financial Statements
We have participated in the initial payroll support program, and as described above, the first extension of the payroll support program. A summary of the amounts received and warrants issued to date under these programs is set forth in the following table:

Summary of payroll support program activity
(in millions, except percentages)	Total Amount	Grant	Loan	Number of Warrants	Percentage of Outstanding Shares at March 31, 2021
Payroll Support Program (PSP1)	$5,594	$3,946	$1,648	6.8	1.1%
First Payroll Support Program Extension (PSP2) (1)	2,861	2,033	828	2.1	0.3%
(1)During the March 2021 quarter $1.2 billion of this grant was recognized in government grant recognition in our income statement and $847 million is deferred in other accrued liabilities on our balance sheet as of March 31, 2021.

The American Rescue Plan Act of 2021 was enacted on March 11, 2021, and included a second extension of the payroll support program providing an additional $14 billion in grants and loans to be used for airline employee wages, salaries and benefits. We expect to enter into similar agreements as those discussed above with the U.S. Department of the Treasury. Based on the share of funds we received from the first extension of the payroll support program, and the similar structures of both extensions, we estimate that we will receive approximately $2.7 billion, consisting of $1.9 billion in a grant and $800 million in an unsecured 10-year low interest loan. However, the actual amounts received and the allocation between the grant and loan could differ from our estimates. These payments are expected to be conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later. Other conditions would include prohibitions on share repurchases and dividends through September 2022 and certain limitations on executive compensation until April 2023. In return, we expect to enter into a promissory note for the amount of the loan and to issue warrants to the U.S. Department of the Treasury to acquire shares of Delta common stock in an amount to be determined consistent with the structure of the prior warrant issuances.

2020 Term Loan

In 2020 we entered into a $1.5 billion term loan secured by certain slots, gates and routes. In the March 2021 quarter we repaid in full the term loan, which was scheduled to mature in April 2023, and incurred a $56 million loss on extinguishment of debt, which is recorded in miscellaneous, net in non-operating expense in the income statement.

Availability Under Revolving Facilities

As of March 31, 2021, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of March 31, 2021, including approximately $400 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

Fair Value of Debt

Market risk associated with our fixed- and variable-rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and where applicable, underlying collateral. Debt is primarily classified as Level 2 within the fair value hierarchy.

Fair value of outstanding debt
(in millions)	March 31, 2021	December 31, 2020
Net carrying amount	$27,473	$27,974
Fair value	$29,500	$29,800

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in these debt agreements at March 31, 2021.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 13

Notes to the Consolidated Financial Statements

NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2021	2020	2021	2020
Three Months Ended March 31,
Service cost	$—	$—	$21	$24
Interest cost	146	175	29	28
Expected return on plan assets	(375)	(343)	(9)	(11)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	89	75	15	10
Net periodic (benefit) cost	$(140)	$(93)	$54	$49

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

We have no minimum funding requirements for our defined benefit pension plans in 2021, however we voluntarily contributed $1.0 billion to these plans in April 2021.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $13.4 billion at March 31, 2021:

Aircraft purchase commitments
(in millions)	Total
Nine months ending December 31, 2021	$750
2022	2,480
2023	2,310
2024	2,960
2025	2,750
Thereafter	2,110
Total	$13,360

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

Delta Air Lines, Inc. 2021 March Form 10-Q                                 14

Notes to the Consolidated Financial Statements
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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities(2)	Other	Total
Balance at January 1, 2021 (net of tax effect of $1,764)	$(9,078)	$40	$(9,038)
Reclassifications into earnings (net of tax effect of $23)(1)	78	—	78
Balance at March 31, 2021 (net of tax effect of $1,741)	$(9,000)	$40	$(8,960)

Balance at January 1, 2020 (net of tax effect of $1,549)	$(8,095)	$106	$(7,989)
Changes in value (net of tax effect of $3)	—	21	21
Reclassifications into earnings (net of tax effect of $21)(1)	70	—	70
Balance at March 31, 2020 (net of tax effect of $1,531)	$(8,025)	$127	$(7,898)

(1)Amounts reclassified from AOCI for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.
(2)Includes approximately $750 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished. We consider all income sources, including other comprehensive income, in determining the amount of tax benefit allocated to results from operations.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 15

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. Due to the decrease in demand for jet fuel caused by the COVID-19 pandemic, the refinery has shifted production to more non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2021 and 2020 was $503 million and $831 million, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2021
Operating revenue:	$3,610	$1,047			$4,150
Sales to airline segment			$—	(1)
Exchanged products			(503)	(2)
Sales of refined products			(4)	(3)
Operating loss	(1,273)	(125)	—		(1,398)
Interest expense, net	360	1	—		361
Depreciation and amortization	492	24	(24)	(4)	492
Total assets, end of period	71,505	1,578	—		73,083
Fair value obligations, end of period(5)	—	(346)	—		(346)
Capital expenditures	425	13	—		438

Three Months Ended March 31, 2020
Operating revenue:	$8,592	$1,184			$8,592
Sales to airline segment			$(210)	(1)
Exchanged products			(831)	(2)
Sales of refined products			(143)	(3)
Operating (loss)/income	(439)	29	—		(410)
Interest expense (income), net	80	(1)	—		79
Depreciation and amortization	678	25	(25)	(4)	678
Total assets, end of period	66,864	1,874	—		68,738
Fair value obligations, end of period(5)	—	(33)	—		(33)
Capital expenditures	926	11	—		937
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
(5)The fair values of these obligations, which are related to renewable fuel compliance costs, are based on quoted market prices and other observable information and are classified as Level 2 in the fair value hierarchy.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 16

Notes to the Consolidated Financial Statements
NOTE 10. LOSS PER SHARE

We calculate basic loss per share and diluted loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted loss per share calculation are not material. The following table shows the computation of basic and diluted loss per share:

Basic and diluted loss per share
	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net loss	$(1,177)	$(534)

Basic weighted average shares outstanding	636	637
Dilutive effect of share-based awards	—	—
Diluted weighted average shares outstanding	636	637

Basic loss per share	$(1.85)	$(0.84)
Diluted loss per share	$(1.85)	$(0.84)

Delta Air Lines, Inc. 2021 March Form 10-Q                                 17

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our 2020 Annual Report on Form 10-K.

Our business and operating results for 2021 continue to be significantly impacted by the COVID-19 pandemic. However, as described further below, we have seen improvement in our business during the March 2021 quarter, which we expect to continue throughout 2021. Given the drastic and unprecedented impact of the pandemic on our operating results in 2020, we believe that for the financial overview discussion below, a comparison of our results in 2021 to 2019 allows for an understanding of the full impact of the COVID-19 pandemic and the progress of our recovery. Throughout the remainder of this management's discussion and analysis, we present results for 2021, 2020 and 2019, and our commentary includes comparisons of 2021 results to both 2020 and 2019 results.

March 2021 Quarter Financial Overview

Our pre-tax loss for the March 2021 quarter was $1.5 billion, including the $1.2 billion benefit related to recognition of a portion of the first payroll support program extension grant during the quarter. This represents a $2.5 billion decrease compared to the March 2019 quarter primarily resulting from a 60% decrease in revenue. Pre-tax loss, adjusted (a non-GAAP financial measure) was $2.9 billion, a decrease of $3.8 billion compared to the March 2019 quarter.

Revenue. Compared to the March 2019 quarter, our operating revenue decreased $6.3 billion, or 60%, due to reduced demand resulting from the COVID-19 pandemic.

Operating Expense. Total operating expense in the March 2021 quarter decreased $3.9 billion, or 41%, compared to the March 2019 quarter, primarily resulting from lower volume-related expenses, mainly fuel and passenger commissions and other selling expenses, recognition of the first payroll support program extension grant and significant cost reduction measures taken across all aspects of our operation in response to the COVID-19 pandemic. Total operating expense, adjusted (a non-GAAP financial measure) for the March 2021 quarter decreased $3.1 billion, or 33%, compared to the March 2019 quarter.

Non-Operating Results. Total non-operating expense was $117 million in the March 2021 quarter, $43 million higher than the March 2019 quarter, primarily due to higher interest expense as a result of our increased debt due to financing arrangements entered into during 2020, partially offset by mark-to-market gains on our equity investments.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") at March 31, 2021 was $16.6 billion. During the March 2021 quarter, operating activities provided $691 million, which included $2.0 billion from the first payroll support program extension grant. Also during the quarter we incurred $60 million of investing cash outflows, primarily from capital expenditures related to our airport redevelopment projects, the purchase of aircraft and fleet modifications, partially offset by the net redemption of short-term investments. These results generated $710 million of free cash flow (a non-GAAP financial measure) in the March 2021 quarter. Additionally, during the March 2021 quarter we repaid $1.8 billion on our debt and finance leases, of which $1.5 billion was early repayment of the term loan secured by certain of our slots, gates and routes and issued $924 million of debt primarily in connection with the first payroll support program extension.

The above non-GAAP financial measures for pre-tax loss, adjusted, operating expense, adjusted, and free cash flow are defined and reconciled in "Supplemental Information" below.

Environmental Sustainability. In February 2020, we announced plans to invest $1.0 billion over the next 10 years in our effort to achieve carbon neutrality from March 1, 2020 forward, a commitment we have reiterated despite the challenges faced during the COVID-19 pandemic. Our carbon neutrality plan seeks to balance immediate actions (such as carbon offset credits from projects that maintain, protect and expand forests) and long-term solutions (such as sustainable aviation fuel and carbon sequestration technologies). We plan to spend more than $30 million in 2021 to address 13 million metric tons of carbon emissions generated by our airline segment from March 1 to December 31, 2020 through carbon offset credits, including $20 million on credits that we purchased and retired during the March 2021 quarter.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 18

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended March 31, 2021, 2020 and 2019

Operating Revenue

	Three Months Ended March 31,						2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)(1)	2021		2020		2019
Ticket - Main cabin	$1,399		$3,798		$4,721		(63)%	(70)%
Ticket - Business cabin and premium products	878		2,713		3,267		(68)%	(73)%
Loyalty travel awards	241		543		692		(56)%	(65)%
Travel-related services	230		515		574		(55)%	(60)%
Total passenger revenue	$2,748		$7,569		$9,254		(64)%	(70)%
Cargo	215		152		192		41%	12%
Other	1,187		871		1,026		36%	16%
Total operating revenue	$4,150		$8,592		$10,472		(52)%	(60)%

TRASM (cents)	10.34	¢	14.59	¢	16.78	¢	(29)%	(38)%
Third-party refinery sales(2)	(1.35)		—		(0.08)		NM	NM
Delta Private Jets adjustment(2)	—		—		(0.07)		NM	(100)%
TRASM, adjusted	9.00	¢	14.59	¢	16.63	¢	(38)%	(46)%
(1)This reconciliation may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the March 2019 quarter, our operating revenue decreased $6.3 billion, or 60%, due to reduced demand resulting from the COVID-19 pandemic. The decrease in operating revenue, on a 36% decrease in capacity, resulted in a 38% decrease in total revenue per available seat mile ("TRASM") and a 46% decrease in TRASM, adjusted compared to the March 2019 quarter. The revenue declines compared to the March 2020 quarter are attributable to these same factors, with the impact of the pandemic largely limited to the month of March in 2020.

The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. See "Refinery Segment" below for additional details on the refinery's operations during the March 2021 quarter.

Passenger revenue during the month of March 2021 was approximately 50% higher than the month of February 2021, which is a higher increase than we have historically experienced in prior years between February and March. The length and severity of the reduction in travel demand due to the COVID-19 pandemic are uncertain, but with continued distribution of effective vaccines and easing of travel advisories and restrictions, we believe customer confidence will continue to grow, leading to increased demand in the spring and summer of 2021. The increase in passenger revenue from February 2021 to March 2021 is indicative of this increasing demand. We expect widespread vaccination to result in sustained demand improvement going forward, with recovery of domestic demand preceding the recovery of international demand in most regions.

We have historically generated cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. Reduced industry capacity as a result of the COVID-19 pandemic drove a significant increase in our cargo yield, and our cargo revenue, in the March 2021 quarter compared to the March 2020 and March 2019 quarters, in contrast to the decreases experienced in passenger revenue.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 19

Item 2. MD&A - Results of Operations
Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2020
(in millions)	Three Months Ended March 31, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$2,280	(59)%	(50)%	(27)%	(18)%	(44)%	(23)	pts
Atlantic	142	(83)%	(84)%	(63)%	7%	(53)%	(40)	pts
Latin America	264	(65)%	(53)%	(6)%	(27)%	(63)%	(40)	pts
Pacific	62	(84)%	(91)%	(58)%	75%	(61)%	(60)	pts
Total	$2,748	(64)%	(58)%	(32)%	(13)%	(47)%	(28)	pts

		Increase (Decrease) vs. Three Months Ended March 31, 2019
(in millions)	Three Months Ended March 31, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$2,280	(66)%	(57)%	(27)%	(21)%	(53)%	(34)	pts
Atlantic	142	(87)%	(87)%	(68)%	1%	(59)%	(47)	pts
Latin America	264	(69)%	(59)%	(11)%	(26)%	(65)%	(46)	pts
Pacific	62	(89)%	(94)%	(69)%	77%	(65)%	(68)	pts
Total	$2,748	(70)%	(65)%	(36)%	(15)%	(54)%	(38)	pts

Passenger revenue decreased $4.8 billion, or 64%, compared to the March 2020 quarter. Passenger revenue per available seat mile ("PRASM") decreased 47%, and passenger mile yield decreased 13% on 32% lower capacity. Load factor decreased 28 points from the March 2020 quarter to 45%.

Passenger revenue decreased $6.5 billion, or 70%, compared to the March 2019 quarter. PRASM decreased 54%, and passenger mile yield decreased 15% on 36% lower capacity. Load factor decreased 38 points from the March 2019 quarter to 45%.

In March 2021, we announced the extension of the validity of all passenger tickets and travel credits expiring in 2021 or purchased in 2021 to December 2022. In addition, we have waived change fees for all tickets purchased through April 30, 2021, as well as eliminated change fees for domestic and international tickets originating from North America with the exception of Basic Economy tickets. We do not expect these policy changes to materially affect our revenue in future periods.

Domestic

Passenger unit revenue related to our domestic region for the March 2021 quarter decreased 53% with capacity down 27% compared to the March 2019 quarter as a result of reduced demand due to the COVID-19 pandemic and our policy to block middle seats on flights through April 30, 2021. The revenue decline compared to the March 2020 quarter is attributable to these same factors, with the impact of the pandemic largely limited to the month of March in 2020.

We are planning for improvement to the demand environment, primarily from leisure customers, to continue throughout 2021, though still lower than the comparable periods in 2019. Throughout the latter half of the March 2021 quarter we have seen leisure customer bookings continue to improve, ending the quarter down approximately only 25% from March 2019 quarter levels. We remain optimistic about the ultimate recovery of business travel but are unable to predict the timing or extent of that recovery. As a result, we are planning for our domestic capacity to be approximately 20% lower in the June 2021 quarter than the June 2019 quarter.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 20

Item 2. MD&A - Results of Operations
International

Passenger revenue related to our international regions decreased 81% with capacity down 51% compared to the March 2019 quarter, with similar declines compared to the March 2020 quarter. The reductions in revenue and capacity presented in the tables above were a result of continued reduced demand and government travel directives and quarantines significantly limiting or suspending air travel due to the COVID-19 pandemic. Additionally, many countries have implemented international testing requirements, which has slowed demand in the short-term but is expected to enable the long-term recovery of international air travel.

We expect this significantly lower demand environment to continue for an extended period, with improvement expected after the recovery in domestic travel. As a result, we are planning for our international capacity to be approximately 50% lower in the June 2021 quarter than the June 2019 quarter. In each of the international regions, we continue to monitor government travel directives and customer demand and will adjust flight schedules accordingly.

The Atlantic and Pacific regions continue to be the most impacted by the restrictions described above. In December 2020, we became the first U.S. airline to offer flights between the U.S. and Europe that allow customers to avoid quarantine upon arrival after testing negative for the virus prior to travel and upon arrival in Amsterdam and Rome. We plan to continue this program to Rome through the June 2021 quarter, while also adding more routes and frequencies, including the addition of Milan as a destination.

The Latin America region has shown the most recovery of the international regions, with improving demand for leisure destinations in the Caribbean, Mexico and Central America. We expect that trend to continue into the June 2021 quarter with the recovery in the Atlantic and Pacific regions lagging behind Latin America.

Other Revenue

	Three Months Ended March 31,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Ancillary businesses and refinery	$726	$223	$369	NM	97%
Loyalty program	368	474	474	(22)%	(22)%
Miscellaneous	93	174	183	(47)%	(49)%
Total other revenue	$1,187	$871	$1,026	36%	16%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties, which are at or near cost, increased approximately $540 million and $490 million compared to the March 2020 and March 2019 quarters, respectively. The increase in third-party refinery sales resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel. The increase in refinery sales was partially offset by declines in revenue from aircraft maintenance services we provide to third parties, which decreased due to the reduction in flights operated worldwide. The March 2019 quarter results also included $52 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards, which declined at a less severe rate than air travel.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the March 2020 and March 2019 quarters due to the impact of, and our response to, the COVID-19 pandemic, including reduced capacity and the temporary closure of certain lounges. We expect to reopen nearly all of our lounges by July 2021.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended March 31,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Salaries and related costs	$2,202	$2,862	$2,732	(23)%	(19)%
Aircraft fuel and related taxes	1,017	1,595	1,978	(36)%	(49)%
Ancillary businesses and refinery	706	219	351	NM	NM
Contracted services	519	748	709	(31)%	(27)%
Landing fees and other rents	493	550	524	(10)%	(6)%
Depreciation and amortization	492	678	615	(27)%	(20)%
Regional carrier expense	401	577	538	(31)%	(25)%
Aircraft maintenance materials and outside repairs	294	469	476	(37)%	(38)%
Passenger service	118	273	288	(57)%	(59)%
Passenger commissions and other selling expenses	110	398	474	(72)%	(77)%
Aircraft rent	104	100	102	4%	2%
Restructuring charges	(44)	—	—	NM	NM
Government grant recognition	(1,186)	—	—	NM	NM
Profit sharing	—	—	220	NM	(100)%
Other	322	533	445	(40)%	(28)%
Total operating expense	$5,548	$9,002	$9,452	(38)%	(41)%

In response to the reduced demand and related reduction in revenue following the onset of the COVID-19 pandemic in early 2020, we quickly reduced capacity to more closely align with demand, implemented cost saving initiatives related to our fleet and operations, offered employees voluntary separation programs and delayed or eliminated nearly all discretionary spending.

As a result, most operating expense line items decreased significantly in the March 2021 quarter compared to the March 2020 and 2019 quarters. Operating expense decreased primarily due to the voluntary separation programs described below, the many cost reduction measures and programs implemented in response to the COVID-19 pandemic and the reduction in volume and selling-related costs. During 2021, as distribution of effective vaccines continues, travel restrictions and advisories ease and customer confidence continues to grow, we expect revenue and capacity to return and operating expense to increase. However, we believe that a portion of the cost savings achieved during 2020 was structural in nature, which we expect to contribute to a lower non-fuel unit cost in the future as capacity is restored.

The discussion below is focused largely on the changes in certain operating expense line items compared to the March 2020 and March 2019 quarters that were not primarily driven by the reduction in capacity or revenue. These include many of the cost reduction measures and programs we implemented in response to the COVID-19 pandemic.

Salaries and Related Costs. The decrease in salaries and related costs compared to the March 2020 and March 2019 quarters is primarily due to actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic. In the second half of 2020, approximately 18,000 employees elected to participate in voluntary separation programs, reducing our workforce by approximately 20%. Additionally, approximately 13,000 employees took voluntary unpaid leaves of absence during the March 2021 quarter.

Beginning in March 2020 and continuing through December 2020, salaries were reduced by 100% for our CEO and 50% for our other officers. In addition, work hours were reduced by 25% for all other management and most front-line employee work groups. On January 1, 2021, employees were restored to full work hours and we plan to recall approximately 1,700 pilots between March and October that had been placed on inactive status.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 22

Item 2. MD&A - Results of Operations
Aircraft Fuel and Related Taxes. Fuel expense decreased $961 million compared to the March 2019 quarter primarily due to a 43% decrease in consumption and a 18% decrease in the market price of jet fuel. Fuel expense decreased $578 million compared to the March 2020 quarter primarily due to a 38% decrease in consumption and an 11% decrease in the market price of jet fuel. Consumption decreased on a combination of reduced capacity and improved fuel efficiency on an available seat mile basis. Additionally, during the March 2021 quarter, we purchased and retired approximately $20 million of carbon offset credits which relate to approximately 60% of the 13 million metric tons of carbon emissions generated by our airline segment from March 1 to December 31, 2020. In the table below, these costs are shown in environmental sustainability impact.

The table below also shows the impact of hedging and the refinery on fuel expense and average price per gallon.

Fuel expense and average price per gallon
					Average Price Per Gallon
	Three Months Ended March 31,			2021 vs. 2019 Increase (Decrease)	Three Months Ended March 31,			2021 vs. 2019 Increase (Decrease)
(in millions, except per gallon data)	2021	2020	2019		2021	2020	2019
Fuel purchase cost(1)	$895	$1,631	$1,936	$(1,041)	$1.64	$1.85	$2.01	$(0.37)
Environmental sustainability impact	20	—	—	20	0.04	—	—	0.04
Fuel hedge impact	(23)	(7)	8	(31)	(0.04)	(0.01)	0.01	(0.05)
Refinery segment impact	125	(29)	34	91	0.23	(0.03)	0.04	0.19
Total fuel expense	$1,017	$1,595	$1,978	$(961)	$1.87	$1.81	$2.06	$(0.19)

(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. Due to the decrease in demand for jet fuel, the refinery has shifted production to more non-jet fuel products, which increased the sales to third parties compared to the March 2019 quarter. The refinery cost of sales increased approximately $540 million and approximately $490 million compared to the March 2020 and March 2019 quarters, respectively. The increase in refinery costs was partially offset by lower expenses related to aircraft maintenance services we provide to third parties due to the reduction in flights operated worldwide. In addition, $44 million of costs related to services performed by Delta Private Jets in the March 2019 quarter were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Regional Carrier Expense. Regional carrier expense decreased compared to the March 2020 and March 2019 quarters due to lower utilization of these carriers as a result of the overall reduced capacity.

We previously allocated certain costs (such as landing fees and other rents, salaries and related costs and contracted services) to regional carrier expense in our income statement based on relevant statistics (such as passenger counts). Beginning in the March 2021 quarter we are no longer performing this allocation and have reclassified the costs presented in prior periods to align with this presentation. This reclassification better reflects the nature of, and how management views, these regional carrier related expenses. This allocation was approximately $900 million in 2020, including $325 million in the March 2020 quarter, and $1.4 billion in 2019, including $355 million in the March 2019 quarter. The remaining amounts in regional carrier expense represent payments to our regional carriers under capacity purchase agreements and the expenses of our wholly owned regional subsidiary, Endeavor Air, Inc.

Aircraft Rent. Most aircraft operating lease expenses are recorded in aircraft rent and are contractually fixed. Therefore, aircraft rent did not decline as our other operating expense line items did compared to the March 2020 and March 2019 quarters.

Restructuring charges. During 2020, we recorded restructuring charges, including certain accruals, following strategic business decisions in response to the COVID-19 pandemic. In the March 2021 quarter, we recognized $44 million of adjustments to certain of those restructuring charges, representing changes in our estimates.

Government Grant Recognition. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. In the March 2021 quarter, we received $2.9 billion in payroll support payments, which must be used exclusively for the payment of employee wages, salaries and benefits. The support payments included a grant of $2.0 billion that is being recognized as contra-expense in 2021 over the period that the funds are expected to benefit. We expect to fully recognize the grant proceeds from this first payroll support program extension by the end of the June 2021 quarter.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 23

Item 2. MD&A - Results of Operations
We additionally expect to receive approximately $2.7 billion, including a grant of $1.9 billion, under a second extension of the payroll support program. The grant will also be recognized as contra-expense in 2021 over the period that the funds are expected to benefit. The amounts of the second extension of the payroll support program are estimated based on our share, and the structure of, the first extension of the payroll support program although actual amounts could differ from our estimates. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on the payroll support program extensions.

Non-Operating Results

	Three Months Ended March 31,			2021 vs. 2020	2021 vs. 2019
(in millions)	2021	2020	2019	Favorable (Unfavorable)	Favorable (Unfavorable)
Interest expense, net	$(361)	$(79)	$(83)	$(282)	$(278)
Impairments and equity method losses	(54)	(260)	(54)	206	—
Gain/(loss) on investments, net	262	(112)	100	374	162
Miscellaneous, net	36	254	(37)	(218)	73
Total non-operating expense, net	$(117)	$(197)	$(74)	$80	$(43)

Interest expense, net. Interest expense increased compared to the prior year periods as a result of financing arrangements entered into during 2020. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on recent financings. As a result of the increase in our outstanding debt since the onset of the COVID-19 pandemic, interest expense, net in the March 2021 quarter was $361 million. However, we have begun reducing the total amount of interest expense by paying down our debt in addition to periodic amortization payments and scheduled maturities. This began with early repayments made during the December 2020 quarter and continued with the early repayment of our $1.5 billion secured term loan in the March 2021 quarter. We expect interest expense in the June 2021 quarter to be approximately $350 million.

Impairments and equity method losses. Impairments and equity method losses reflects our share of LATAM's and Grupo Aeroméxico's equity method results prior to their respective bankruptcy filings, and our share of Virgin Atlantic's equity method results. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Gain/(loss) on investments, net. Gain/(loss) on investments, net reflects the gains and losses on our equity investments measured at fair value on a recurring basis. The March 2021 quarter gain is primarily due to the mark-to-market adjustment on our investment in Wheels Up. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Miscellaneous, net. Miscellaneous, net primarily includes pension and related benefit/(expense), foreign exchange gains/(losses) and charitable contributions. The March 2020 quarter included the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020.

Income Taxes

During 2021 interim periods, we will calculate our income tax expense by applying to any pre-tax loss/income an effective tax rate determined as if the year to date period is the annual period. Using this method, for the three months ended March 31, 2021 our effective tax rate was 22%. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax loss/income due to the impact of the COVID-19 pandemic.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 24

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by our subsidiaries Monroe Energy, LLC and MIPC, LLC (collectively, "Monroe") primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. Historically, the jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 200,000 barrels per day, or approximately 75%, of our pre-COVID-19 pandemic consumption, for use in our airline operations. We believe that the jet fuel supply resulting from the refinery's operation contributes to reducing the market price of jet fuel and thus lowers our cost of jet fuel compared to what it otherwise would be.

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. During the March 2021 quarter, the refinery operated at 60% – 90% of normal production levels, largely due to the significant decrease in the demand for jet fuel, and expects production levels at the high end of that range during the June 2021 quarter, subject to market conditions. Additionally, due to the decrease in demand for jet fuel, the refinery has shifted production to more non-jet fuel products. We plan to continue to exchange those non-jet fuel products for jet fuel to the extent needed based on jet fuel demand.

Refinery segment financial information
	Three Months Ended March 31,			2021 vs. 2020	2021 vs. 2019
(in millions, except per gallon data)	2021	2020	2019	% Increase (Decrease)	% Increase (Decrease)
Exchange products	$503	$831	$732	(39)%	(31)%
Sales of refined products	4	143	232	(97)%	(98)%
Sales to airline segment	—	210	271	NM	NM
Third party refinery sales	540	—	48	NM	NM
Operating revenue	$1,047	$1,184	$1,283	(12)%	(18)%

Operating (loss)/income	$(125)	$29	$(34)	NM	NM
Refinery segment impact on average price per fuel gallon	$0.23	$(0.03)	$0.04	NM	NM

Refinery revenues decreased compared to the March 2020 and March 2019 quarters due to lower refinery run rates during the quarter, as well as lower pricing for refined products. The operating loss was higher in the March 2021 quarter as compared to the March 2019 quarter, which was mainly driven by the reduction in revenue and an increase in Renewable Identification Numbers ("RINs") compliance costs discussed below, and was partially offset by cost savings resulting from decreased production levels.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase RINs, from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs requirement in the secondary market. Observable RINs prices increased throughout the March 2021 quarter, with Monroe incurring $158 million in RINs compliance costs during the March 2021 quarter as compared to $27 million and $15 million in the March 2020 and March 2019 quarters, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 25

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended March 31,						2021 vs. 2020 % Increase (Decrease)		2021 vs. 2019 % Increase (Decrease)
Consolidated(1)	2021		2020		2019
Revenue passenger miles (in millions)	17,948		43,062		51,617		(58)%		(65)%
Available seat miles (in millions)	40,118		58,885		62,416		(32)%		(36)%
Passenger mile yield	15.31	¢	17.58	¢	17.93	¢	(13)%		(15)%
PRASM	6.85	¢	12.85	¢	14.83	¢	(47)%		(54)%
TRASM	10.34	¢	14.59	¢	16.78	¢	(29)%		(38)%
TRASM, adjusted(2)	9.00	¢	14.59	¢	16.63	¢	(38)%		(46)%
CASM	13.83	¢	15.30	¢	15.14	¢	(10)%		(9)%
CASM-Ex(2)	13.01	¢	12.58	¢	11.49	¢	3%		13%
CASM, adjusted(2)	15.61	¢	15.30	¢	14.99	¢	2%		4%
Passenger load factor	45%		73%		83%		(28)	pts	(38)	pts
Fuel gallons consumed (in millions)	545		880		962		(38)%		(43)%
Average price per fuel gallon(3)	$1.87		$1.81		$2.06		3%		(9)%
Average price per fuel gallon, adjusted(2)(3)	$1.91		$1.82		$2.04		5%		(6)%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measure defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity, refinery segment results and environmental sustainability activity.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 26

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at March 31, 2021 are summarized in the following table. As of March 31, 2021, less than 10% of our mainline and regional aircraft were temporarily parked.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments(2)
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
B-717-200	9	30	11	50	20.0
B-737-800	73	4	—	77	19.6
B-737-900ER	81	—	49	130	4.6
B-757-200	93	7	—	100	23.6
B-757-300	16	—	—	16	18.1
B-767-300ER	36	—	—	36	24.4
B-767-400ER	21	—	—	21	20.3
A220-100	37	4	—	41	1.5	4
A220-300	7	—	—	7	0.4	43	50
A319-100	55	—	2	57	19.1
A320-200	51	—	4	55	25.1
A321-200	55	22	36	113	2.6	14
A321-200neo	—	—	—	—	—	100	100
A330-200	11	—	—	11	16.0
A330-300	28	—	3	31	12.2
A330-900neo	3	1	4	8	1.2	29
A350-900	13	—	2	15	2.7	20
Total	589	68	111	768	13.7	210	150

(1)Excludes certain aircraft we own or lease or that are operated by regional carriers on our behalf shown in the table below.
(2)Purchase commitments include one A330-900neo lease commitment in 2021 incremental to our order book with Airbus.

The table below summarizes the aircraft operated by regional carriers on our behalf at March 31, 2021.

Regional aircraft information by carrier
	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	45	13	101	—	—	159
SkyWest Airlines, Inc.	—	5	40	—	68	113
Republic Airline, Inc.	—	—	—	18	41	59
Total	45	18	141	18	109	331

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 27

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of March 31, 2021, we had $16.6 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, government assistance under the payroll support program extensions, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Sources and Uses of Liquidity
Operating Activities

Operating activities in the three months ended March 31, 2021 provided $691 million compared to providing $1.9 billion in the three months ended March 31, 2019. As described above, we are planning for domestic demand recovery throughout 2021, with sustained demand improvement expected during the second half of 2021. If the demand environment evolves in that manner, we expect to generate positive cash flows from operations, including funds received from the government support programs described in "Financing Activities" below, during 2021.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the current reduction in demand for air travel due to the COVID-19 pandemic has resulted in a lower level of advance bookings and the associated cash received than we have historically experienced.

Domestic demand improved throughout the latter half of the March 2021 quarter as consumers gained confidence to travel and began buying tickets for travel further in advance. New bookings for travel departures beyond 60 days nearly equaled our historical booking patterns, driving an extension of the booking curve and reversing a three-quarter trend of decline in our air traffic liability. Travel credits represented approximately 50% of the air traffic liability as of March 31, 2021. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on travel credits and our air traffic liability.

Fuel. Fuel expense represented approximately 18% of our total operating expense for the three months ended March 31, 2021. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. As demand increases and capacity returns, we expect fuel consumption to increase compared to the comparable period of 2020, although we still expect it to be lower than the comparable period in 2019.

Employee Benefit Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We have no minimum funding requirements for our defined benefit pension plans in 2021. However, we voluntarily contributed $1.0 billion to these plans during April 2021 and we are evaluating up to $1.0 billion of additional voluntary contributions later in the year. At this level of funding, investment returns are expected to satisfy future benefit payments, which we believe would eliminate further material voluntary or required cash contributions to the plans, under the terms of the Pension Protection Act of 2006. Estimates of future funding requirements are based on various assumptions and could vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets, statutory requirements and demographic data for participants.

Voluntary Separation Programs. In 2020, we recorded a $3.4 billion charge associated with voluntary early retirement and separation programs and other employee benefit charges. Approximately $150 million of this charge was disbursed in cash payments to participants in the March 2021 quarter. We anticipate that a total of approximately $600 million in cash payments will be made to participants in 2021 with the remaining payments in 2022 and beyond.

Government Support Programs. See "Financing Activities" below for discussion of the impact to our liquidity from the payroll support program extensions.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 28

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the three months ended March 31, 2021, we redeemed a net of $210 million in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $438 million and $1.4 billion for the three months ended March 31, 2021 and 2019, respectively. Our capital expenditures during the three months ended March 31, 2021 were primarily related to our airport redevelopment projects, the purchases of aircraft, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the airport project discussed below, our expected 2021 capital expenditures of approximately $2.5 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as aircraft modifications and technology enhancements.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (“Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is underway and will be phased to limit passenger inconvenience and, due to an acceleration effort that commenced in 2020, completion is now expected in 2025.

We currently expect our project costs to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $900 million on this project during 2021, of which $218 million was incurred in the three months ended March 31, 2021.

Financing Activities

Debt and Finance Leases. In the three months ended March 31, 2021, we repaid approximately $1.8 billion on our debt and finance leases, of which $1.5 billion was the early repayment of the term loan secured by certain of our slots, gates and routes. We plan to continue paying down our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2021.

The principal amount of our debt and finance leases was $29.3 billion at March 31, 2021.

Government Support Programs. The Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and included an extension of the payroll support program created under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") providing an additional $15 billion in grants and loans to be used for airline employee wages, salaries and benefits. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. In the March 2021 quarter, we received $2.9 billion in payroll support payments, which must be used exclusively for the payment of employee wages, salaries and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

These support payments consisted of approximately $2.0 billion in a grant and $828 million in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we entered into a promissory note for the $828 million and issued warrants to the U.S. Department of the Treasury to acquire approximately 2.1 million shares of Delta common stock, representing approximately 0.3% of our outstanding shares. These warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $784 million of noncurrent debt, net of discount, and $44 million in additional paid in capital, respectively.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 29

Item 2. MD&A - Financial Condition and Liquidity
The American Rescue Plan Act of 2021 was enacted on March 11, 2021, and included a second extension of the payroll support program providing an additional $14 billion in grants and loans to be used for airline employee wages, salaries and benefits. We expect to enter into similar agreements as those discussed above with the U.S. Department of the Treasury. Based on the share of funds we received from the first extension of the payroll support program, and the similar structures of both extensions, we estimate that we will receive approximately $2.7 billion, consisting of $1.9 billion in a grant and $800 million in an unsecured 10-year low interest loan. However, the actual amounts received and the allocation between the grant and loan could differ from our estimates. These payments are expected to be conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 2021 or the date on which assistance provided under the agreement is exhausted, whichever is later. Other conditions would include prohibitions on share repurchases and dividends through September 2022 and certain limitations on executive compensation until April 2023. In return, we expect to enter into a promissory note for the amount of the loan and to issue warrants to the U.S. Department of the Treasury to acquire shares of Delta common stock in an amount to be determined consistent with the structure of the prior warrant issuances.

Undrawn Lines of Credit

As of March 31, 2021, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of March 31, 2021, including approximately $400 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

Covenants

We were in compliance with the covenants in these debt agreements at March 31, 2021.

Critical Accounting Estimates

For information regarding our Critical Accounting Estimates, see the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 30

Item 2. MD&A - Supplemental Information
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

Pre-tax (loss)/income, adjusted

The following table shows a reconciliation of pre-tax (loss)/income (a GAAP measure) to pre-tax (loss)/income, adjusted (a non-GAAP financial measure). In the current period, pre-tax (loss)/income, adjusted excludes the following items directly related to the impact of COVID-19 and our response for comparability with the prior period:

•Restructuring charges. During 2020, we recorded restructuring charges, including certain accruals, following strategic business decisions in response to the COVID-19 pandemic. In the March 2021 quarter, we recognized $44 million of adjustments to certain of those restructuring charges, representing changes in our estimates.

•Government grant recognition. We recognized $1.2 billion of the grant proceeds from the first payroll support program extension as a contra-expense. We are recognizing the grant proceeds as contra-expense based on the periods that the funds are intended to compensate and expect to use all proceeds from the first payroll support program extension by the end of the June 2021 quarter.

•Impairments and equity method losses. These adjustments relate to recording our share of the losses recorded by our equity method investees.

•Loss on extinguishment of debt. This adjustment relates to early termination of a portion of our debt that was incurred during the COVID-19 pandemic.

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

•Equity investment MTM adjustments. We adjust for our proportionate share of our equity method investee, Virgin Atlantic’s, hedge portfolio MTM adjustments (recorded in non-operating expense) to allow investors to understand and analyze our core operational performance in the periods shown.

•MTM adjustments on investments. Unrealized gains/losses result from our equity investments that are accounted for at fair value in non-operating expense. These gains/losses are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.
Delta Air Lines, Inc. 2021 March Form 10-Q                                 31

Item 2. MD&A - Supplemental Information

Pre-tax (loss)/income, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2021	2020	2019
Pre-tax (loss)/income	$(1,515)	$(607)	$946
Adjusted for:
Restructuring charges	(44)	—	—
Government grant recognition	(1,186)	—	—
Impairments and equity method losses	54	—	—
Loss on extinguishment of debt	56	—	—
MTM adjustments and settlements on hedges	(23)	(7)	8
Equity investment MTM adjustments	—	69	(21)
MTM adjustments on investments	(262)	123	(100)
Delta Private Jets adjustment	—	—	(1)
Pre-tax (loss)/income, adjusted	$(2,919)	$(422)	$831

Operating Expense, adjusted

The following table shows a reconciliation of operating expense (a GAAP measure) to operating expense, adjusted (a non-GAAP financial measure). In the current period, operating expense, adjusted excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax (loss)/income, adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We also adjust operating expense for MTM adjustments and settlements on hedges and Delta Private Jets for the same reasons described above under the heading pre-tax (loss)/income, adjusted. We also adjust operating expense for the following item for the reasons described below.

•Third-party refinery sales. Refinery sales to third parties, and related expenses, are not related to our airline segment. Operating expense, adjusted therefore provides a more meaningful comparison of operating expenses from our airline operations to the rest of the airline industry.

Operating expense, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2021	2020	2019
Operating expense	$5,548	$9,002	$9,452
Adjusted for:
Restructuring charges	44	—	—
Government grant recognition	1,186	—	—
MTM adjustments and settlements on hedges	23	7	(8)
Third-party refinery sales	(540)	—	(48)
Delta Private Jets adjustment	—	—	(42)
Operating expense, adjusted	$6,261	$9,009	$9,354

Delta Air Lines, Inc. 2021 March Form 10-Q                                 32

Item 2. MD&A - Supplemental Information
Fuel Expense, adjusted

The following table shows a reconciliation of fuel expense (a GAAP measure) to fuel expense, adjusted (a non-GAAP financial measure). We adjust for MTM adjustments and settlements on hedges and Delta Private Jets for the same reasons described under the heading pre-tax (loss)/income, adjusted.

Fuel expense, adjusted reconciliation
				Average Price Per Gallon
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions, except per gallon data)	2021	2020	2019	2021	2020	2019
Total fuel expense	$1,017	$1,595	$1,978	$1.87	$1.81	$2.06
MTM adjustments and settlements on hedges	23	7	(8)	0.04	0.01	(0.01)
Delta Private Jets adjustment	—	—	(7)	—	—	(0.01)
Total fuel expense, adjusted	$1,040	$1,602	$1,963	$1.91	$1.82	$2.04

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted.

TRASM, adjusted reconciliation
	Three Months Ended March 31,
	2021		2020		2019
TRASM (cents)	10.34	¢	14.59	¢	16.78	¢
Adjusted for:
Third-party refinery sales	(1.35)		—		(0.08)
Delta Private Jets adjustment	—		—		(0.07)
TRASM, adjusted	9.00	¢	14.59	¢	16.63	¢

Delta Air Lines, Inc. 2021 March Form 10-Q                                 33

Item 2. MD&A - Supplemental Information
CASM-Ex

The following table shows a reconciliation of operating cost per available seat mile ("CASM") (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). In the current period, CASM-Ex excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax (loss)/income, adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We adjusted for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted. We also adjust CASM for the following items to determine CASM-Ex for the reasons described below.

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

CASM-Ex reconciliation
	Three Months Ended March 31,
	2021		2020		2019
CASM (cents)	13.83	¢	15.30	¢	15.14	¢
Adjusted for:
Restructuring charges	0.11		—		—
Government grant recognition	2.96		—		—
Aircraft fuel and related taxes	(2.54)		(2.72)		(3.17)
Third-party refinery sales	(1.35)		—		(0.08)
Profit sharing	—		—		(0.35)
Delta Private Jets adjustment	—		—		(0.05)
CASM-Ex	13.01	¢	12.58	¢	11.49	¢

CASM, adjusted

The following table shows a reconciliation of CASM (a GAAP measure) to CASM, adjusted (a non-GAAP financial measure). In the current period, CASM, adjusted excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax (loss)/income, adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We also adjust CASM for MTM adjustments and settlements on hedges and for Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted. We adjust for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted.

CASM, adjusted reconciliation
	Three Months Ended March 31,
	2021		2020		2019
CASM (cents)	13.83	¢	15.30	¢	15.14	¢
Adjusted for:
Restructuring charges	0.11		—		—
Government grant recognition	2.96		—		—
MTM adjustments and settlements on hedges	0.06		0.01		(0.01)
Third-party refinery sales	(1.35)		—		(0.08)
Delta Private Jets adjustment	—		—		(0.07)
CASM, adjusted	15.61	¢	15.30	¢	14.99	¢

Delta Air Lines, Inc. 2021 March Form 10-Q                                 34

Item 2. MD&A - Supplemental Information
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

Free cash flow reconciliation
	Three Months Ended March 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$691	$358	$1,942
Net cash used in investing activities	(60)	(2,971)	(1,096)
Adjusted for:
Net redemptions of short-term investments	(210)	—	(206)
Strategic investments and related	(19)	2,099	—
Net cash flows related to certain airport construction projects and other	308	353	111
Total free cash flow	$710	$(161)	$751

Delta Air Lines, Inc. 2021 March Form 10-Q                                 35

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, concluded that the controls and procedures were effective as of March 31, 2021 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Delta Air Lines, Inc. 2021 March Form 10-Q                                 36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2021 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the March 2021 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 2021	18,484	$40.17	18,484	$—
February 2021	508,982	$38.24	508,982	$—
March 2021	2,511	$47.23	2,511	$—
Total	529,977		529,977

Delta Air Lines, Inc. 2021 March Form 10-Q                                 37

ITEM 6. EXHIBITS
(a) Exhibits
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
3.2        Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on February 8, 2019).*
10.1        Model Award Agreement for the Delta Air Lines, Inc. 2021 Long-Term Incentive Plan
15        Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1        Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
31.2        Certification by Delta's Interim Co-Chief Financial Officer and Senior Vice President - Finance and Controller with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
31.3        Certification by Delta's Interim Co-Chief Financial Officer and Senior Vice President - Business Development and Financial Planning with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
32        Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice Presidents and Interim Co-Chief Financial Officers with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE        Inline XBRL Taxonomy Extension Presentation Linkbase Document
104        The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)
____________
*    Incorporated by reference.

Delta Air Lines, Inc. 2021 March Form 10-Q                                 38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Interim Co-Chief Financial Officer and Senior Vice President - Finance and Controller
(Co-Principal Financial Officer and Principal Accounting Officer)
April 15, 2021

Delta Air Lines, Inc. 2021 March Form 10-Q                                 39