Form 10-Q
period 2021-06-30
DELTA AIR LINES, INC.
filed 2021-07-14
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2021:
Common Stock, $0.0001 par value - 639,914,878 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. June 2021 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2021, the related condensed consolidated statements of operations and comprehensive income/(loss) and consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 14, 2021

Delta Air Lines, Inc. June 2021 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,357	$8,307
Short-term investments	4,873	5,789
Accounts receivable, net of an allowance for uncollectible accounts of $80 and $89	2,258	1,396
Fuel inventory	641	377
Expendable parts and supplies inventories, net of an allowance for obsolescence of $178 and $188	364	355
Prepaid expenses and other	1,173	1,180
Total current assets	19,666	17,404
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $18,477 and $17,511	27,508	26,529
Operating lease right-of-use assets	5,653	5,733
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $888 and $883	6,006	6,011
Cash restricted for airport construction	929	1,556
Equity investments	2,143	1,665
Deferred income taxes, net	2,158	1,988
Other noncurrent assets	1,493	1,357
Total noncurrent assets	55,643	54,592
Total assets	$75,309	$71,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,372	$1,732
Current maturities of operating leases	638	678
Air traffic liability	6,798	4,044
Accounts payable	3,930	2,840
Accrued salaries and related benefits	2,215	2,086
Loyalty program deferred revenue	2,757	1,777
Fuel card obligation	1,100	1,100
Other accrued liabilities	3,763	1,670
Total current liabilities	23,573	15,927
Noncurrent Liabilities:
Debt and finance leases	26,679	27,425
Noncurrent air traffic liability	140	500
Pension, postretirement and related benefits	8,644	10,630
Loyalty program deferred revenue	4,644	5,405
Noncurrent operating leases	5,633	5,713
Other noncurrent liabilities	4,715	4,862
Total noncurrent liabilities	50,455	54,535

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 649,637,387 and 647,352,203 shares issued	—	—
Additional paid-in capital	11,396	11,259
Accumulated deficit	(953)	(428)
Accumulated other comprehensive loss	(8,882)	(9,038)
Treasury stock, at cost, 9,722,509 and 9,169,683 shares	(280)	(259)
Total stockholders' equity	1,281	1,534
Total liabilities and stockholders' equity	$75,309	$71,996
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Operating Revenue:
Passenger	$5,339	$678	$8,087	$8,247
Cargo	251	108	466	261
Other	1,536	682	2,723	1,552
Total operating revenue	7,126	1,468	11,276	10,060

Operating Expense:
Salaries and related costs	2,328	2,127	4,530	4,989
Aircraft fuel and related taxes	1,487	372	2,504	1,967
Ancillary businesses and refinery	939	401	1,645	620
Contracted services	570	369	1,089	1,117
Depreciation and amortization	501	591	993	1,268
Landing fees and other rents	460	422	953	972
Regional carrier expense	403	338	804	914
Aircraft maintenance materials and outside repairs	287	43	581	512
Passenger commissions and other selling expenses	222	50	332	448
Passenger service	175	91	294	364
Aircraft rent	104	96	208	196
Restructuring charges	8	2,454	(36)	2,454
Government grant recognition	(1,504)	(1,280)	(2,689)	(1,280)
Other	330	209	650	744
Total operating expense	6,310	6,283	11,858	15,285

Operating Income/(Loss)	816	(4,815)	(582)	(5,225)

Non-Operating Expense:
Interest expense, net	(338)	(194)	(700)	(273)
Impairments and equity method losses	—	(2,058)	(54)	(2,318)
Gain/(loss) on investments, net	211	8	473	(104)
Miscellaneous, net	87	45	124	299
Total non-operating expense, net	(40)	(2,199)	(157)	(2,396)

Income/(Loss) Before Income Taxes	776	(7,014)	(739)	(7,621)

Income Tax (Provision)/Benefit	(124)	1,297	214	1,370

Net Income/(Loss)	$652	$(5,717)	$(525)	$(6,251)

Basic Earnings/(Loss) Per Share	$1.02	$(9.01)	$(0.82)	$(9.83)
Diluted Earnings/(Loss) Per Share	$1.02	$(9.01)	$(0.82)	$(9.83)
Cash Dividends Declared Per Share	$—	$—	$—	$0.40

Comprehensive Income/(Loss)	$730	$(5,756)	$(369)	$(6,199)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Net Cash Provided by Operating Activities	$2,557	$68

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(527)	(659)
Ground property and equipment, including technology	(672)	(559)
Proceeds from sale-leaseback transactions	—	465
Purchase of short-term investments	(5,587)	(4,955)
Redemption of short-term investments	6,494	654
Purchase of equity investments	—	(2,099)
Other, net	258	107
Net cash used in investing activities	(34)	(7,046)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	—	3,261
Proceeds from long-term obligations	1,902	11,747
Proceeds from sale-leaseback transactions	—	2,306
Payments on debt and finance lease obligations	(3,133)	(1,712)
Repurchase of common stock	—	(344)
Cash dividends	—	(260)
Fuel card obligation	—	103
Other, net	111	(35)
Net cash (used in)/provided by financing activities	(1,120)	15,066

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	1,403	8,088
Cash, cash equivalents and restricted cash equivalents at beginning of period	10,055	3,730
Cash, cash equivalents and restricted cash equivalents at end of period	$11,458	$11,818

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$779	$213
Right-of-use assets acquired under operating leases	259	393
Other financings	240	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2021	2020
Current assets:
Cash and cash equivalents	$10,357	$11,366
Restricted cash included in prepaid expenses and other	172	113
Noncurrent assets:
Cash restricted for airport construction	929	339
Total cash, cash equivalents and restricted cash equivalents	$11,458	$11,818

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2020	647	$—	$11,259	$(428)	$(9,038)	9	$(259)	$1,534
Net loss	—	—	—	(1,177)	—	—	—	(1,177)
Other comprehensive income	—	—	—	—	78	—	—	78
Common stock issued for employee equity awards(1)	2	—	23	—	—	1	(20)	3
Government grant warrant issuance	—	—	44	—	—	—	—	44
Balance at March 31, 2021	649	$—	$11,326	$(1,605)	$(8,960)	10	$(279)	$482
Net income	—	—	—	652	—	—	—	652
Other comprehensive income	—	—	—	—	78	—	—	78
Common stock issued for employee equity awards(1)	1	—	28	—	—	—	(1)	27
Government grant warrant issuance	—	—	42	—	—	—	—	42
Balance at June 30, 2021	650	$—	$11,396	$(953)	$(8,882)	10	$(280)	$1,281

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $38.35 and $46.21 in the March 2021 quarter and June 2021 quarter, respectively.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358
Net loss	—	—	—	(534)	—	—	—	(534)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive income	—	—	—	—	91	—	—	91
Common stock issued for employee equity awards(1)	1	—	29	—	—	1	(34)	(5)
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Balance at March 31, 2020	647	$—	$11,054	$11,423	$(7,898)	10	$(270)	$14,309
Net loss	—	—	—	(5,717)	—	—	—	(5,717)
Other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Common stock issued for employee equity awards(1)	—	—	38	—	—	—	(1)	37
Government grant warrant issuance	—	—	100	—	—	—	—	100
Balance at June 30, 2020	647	$—	$11,192	$5,706	$(7,937)	10	$(271)	$8,690

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $56.48 and $25.56 in the March 2020 quarter and June 2020 quarter, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 6

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

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2021 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Regional Carrier Expense

We previously allocated certain costs (such as landing fees and other rents, salaries and related costs and contracted services) to regional carrier expense in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) ("income statement") based on relevant statistics (such as passenger counts). Beginning in the March 2021 quarter we ceased performing this allocation and have reclassified the costs presented in prior periods to align with this presentation. This reclassification better reflects the nature of, and how management views, these regional carrier related expenses. This allocation was approximately $900 million in 2020, including approximately $160 million in the June 2020 quarter, and $1.4 billion in 2019, including approximately $360 million in the June 2019 quarter. The remaining amounts in regional carrier expense represent payments to our regional carriers under capacity purchase agreements and the expenses of our wholly owned regional subsidiary, Endeavor Air, Inc.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 7

Notes to the Consolidated Financial Statements
NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Ticket	$4,553	$568	$6,830	$7,078
Loyalty travel awards	428	45	669	588
Travel-related services	358	65	588	581
Total passenger revenue	$5,339	$678	$8,087	$8,247

We recognized approximately $1.4 billion and $2.9 billion in passenger revenue during the six months ended June 30, 2021 and 2020, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

In the March 2021 quarter, we announced the extension of the validity of all passenger tickets and travel credits purchased or expiring in 2021 to December 2022. In addition, we waived change fees for all tickets purchased through April 30, 2021, as well as eliminated change fees for domestic and international tickets originating from North America with the exception of Basic Economy tickets.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Ancillary businesses and refinery	$962	$390	$1,688	$613
Loyalty program	439	269	807	743
Miscellaneous	135	23	228	196
Total other revenue	$1,536	$682	$2,723	$1,552

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Loyalty Program. Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2021 and 2020, total cash sales from marketing agreements related to our loyalty program were $1.8 billion and $1.5 billion, respectively, which are allocated to travel and other performance obligations.

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

Loyalty program activity
(in millions)	2021	2020
Balance at January 1	$7,182	$6,728
Miles earned	915	872
Travel miles redeemed	(669)	(588)
Non-travel miles redeemed	(27)	(31)
Balance at June 30	$7,401	$6,981

The timing of mile redemptions can vary widely; however, the majority of miles have historically been redeemed within two years of being earned.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 8

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Domestic	$4,478	$564	$6,758	$6,165
Atlantic	288	64	430	882
Latin America	485	18	749	783
Pacific	88	32	150	417
Total	$5,339	$678	$8,087	$8,247

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Domestic	$5,894	$1,264	$9,262	$7,531
Atlantic	467	119	734	1,113
Latin America	586	26	967	889
Pacific	179	59	313	527
Total	$7,126	$1,468	$11,276	$10,060

Delta Air Lines, Inc. June 2021 Form 10-Q                                 9

Notes to the Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2021	Level 1	Level 2	Level 3
Cash equivalents	$7,887	$7,887	$—	$—
Restricted cash equivalents	1,101	1,101	—	—
Short-term investments	4,873	2,807	2,066	—
Long-term investments	1,888	1,230	557	101

(in millions)	December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents	$5,755	$5,755	$—	$—
Restricted cash equivalents	1,747	1,747	—	—
Short-term investments	5,789	3,919	1,870	—
Long-term investments	1,417	948	38	431

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in prepaid expenses and other and cash restricted for airport construction on our Consolidated Balance Sheet ("balance sheet"). Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. Short-term investments consist of U.S. government and agency securities. The fair values of these investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

As of June 30, 2021, the estimated fair value of our short-term investments was $4.9 billion. Of these investments, $4.2 billion are expected to mature in one year or less, with the remainder maturing by the end of 2022. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

Long-Term Investments. Our long-term investments measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. In the March 2021 quarter, Wheels Up entered into an agreement to merge with Aspirational Consumer Lifestyle Corp ("Aspirational"), a publicly-traded special purpose acquisition company. As of June 30, 2021, our investment in Wheels Up continues to be classified as Level 2. Consistent with our other equity investments that are traded on a public exchange, when Wheels Up shares are actively traded, this investment will be recharacterized as Level 1. In the June 2021 quarter, shares of Clear Secure, Inc. ("CLEAR") became publicly traded and as of June 30, 2021 our investment is classified as Level 1. In addition, our equity investments in other private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances and forecasts provided by our investees. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. See Note 4, "Investments," for further information on our equity investments.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 10

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

Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments in our income statement within non-operating expense and are driven by changes in stock prices, other valuation techniques for investments in companies without publicly-traded shares and foreign currency fluctuations. We recorded gains of $211 million and $473 million on our fair value investments during the three and six months ended June 30, 2021 and gains of $8 million and losses of $104 million during the three and six months ended June 30, 2020, respectively.

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Wheels Up	Fair Value	24%	24%	$520	$210
Hanjin-KAL	Fair Value	13%	13%	517	512
Air France-KLM	Fair Value	6%	9%	181	235
China Eastern	Fair Value	3%	3%	197	201
CLEAR	Fair Value	6%	6%	331	120
Unifi Aviation	Equity Method	49%	49%	162	154
Other investments	Various			234	233
Equity investments				$2,143	$1,665

Wheels Up. In the March 2021 quarter, Wheels Up entered into a definitive agreement to become publicly-traded via a merger with Aspirational, and the transaction closed on July 13, 2021. Aspirational changed its name to Wheels Up Experience Inc. upon consummation of the transaction, and the Wheels Up common stock began trading on the New York Stock Exchange under the symbol UP. We account for our investment under the fair value option and will use the stock price to recognize fair value adjustments beginning in the September 2021 quarter.

Clear Secure, Inc. ("CLEAR"). In June 2021, CLEAR launched and priced an initial public offering of Class A common stock, which began trading on the New York Stock Exchange under the symbol YOU. Based on the June 30, 2021 closing price of those shares, our 6% ownership interest (on a fully exchanged and converted basis) in CLEAR is valued at $331 million.

Other Investments. This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment. Included therein are our investments in Grupo Aeroméxico, LATAM Airlines Group S.A. ("LATAM") and Virgin Atlantic, all of which are undergoing in-court or out-of-court restructurings, and the carrying values of these investments have been reduced to and remain zero at June 30, 2021. In order to support our relationships with these carriers, we have provided them with strategic and operational assistance through their restructurings. We have notes payable of approximately $530 million, which are recorded in current maturities of debt and finance leases, and receivables from those partners recorded within other noncurrent assets as of June 30, 2021, including $185 million related to our option to purchase certain obligations of a lender under Grupo Aeroméxico's restructuring process and that lender’s right to require our purchase of that portion of its obligations.

GOL. During 2020, we loaned GOL Linhas Aéreas Inteligentes, the parent company of GOL Linhas Aéreas (operating as GOL), $250 million to be used exclusively to repay the term loan we had previously guaranteed. In the June 2021 quarter, GOL repaid the outstanding balance of this loan in full.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			June 30,	December 31,
(in millions)	Dates			June 30, 2021			2021	2020
Unsecured notes	2022	to	2029	2.90%	to	7.38%	$4,750	$5,350
Unsecured Payroll Support Program Loan	2030			1.00%			1,648	1,648
Unsecured Payroll Support Program Extension Loan	2031			1.00%			957	—
Unsecured Payroll Support Program 3 Loan	2031			1.00%			891	—
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	6,000	6,000
SkyMiles Term Loan(1)(2)	2023	to	2027	4.75%			3,000	3,000
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			3,500	3,500
2020 Term Loan	n/a			n/a			—	1,493
2018 Revolving Credit Facility(2)	2022	to	2023	Undrawn			—	—
Financing arrangements secured by aircraft:
Certificates(1)	2021	to	2028	2.00%	to	8.00%	2,009	2,633
Notes(1)(2)	2021	to	2033	0.71%	to	5.75%	1,279	1,284
NYTDC Special Facilities Revenue Bonds, Series 2020(1)	2026	to	2045	4.00%	to	5.00%	1,511	1,511
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(1)(2)	2021	to	2030	2.25%	to	8.00%	594	412
Other revolving credit facilities(2)	2022			Undrawn			—	—
Total secured and unsecured debt							27,522	28,214
Unamortized (discount)/premium and debt issue cost, net and other							(257)	(240)
Total debt							27,265	27,974
Less: current maturities							(2,019)	(1,443)
Total long-term debt							$25,246	$26,531
(1)Due in installments.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate, in each case plus a specified margin.

Unsecured Payroll Support Program Extension Loans

The Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and included an extension of the payroll support program created under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") providing an additional $15 billion in grants and loans to the airline industry to be used for airline employee wages, salaries and benefits. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. During the six months ended June 30, 2021, we received a total of $3.3 billion in payroll support payments under this extension agreement, which must be used exclusively for the payment of employee wages, salaries and benefits and were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 12

Notes to the Consolidated Financial Statements
These support payments consisted of $2.3 billion in a grant and $957 million in an unsecured 10-year low interest loan and, in return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 2.4 million shares of Delta common stock. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $905 million of noncurrent debt, net of discount, and $52 million in additional paid in capital, respectively.

The American Rescue Plan Act of 2021 was enacted on March 11, 2021, and included a further extension of the payroll support program providing an additional $14 billion in grants and loans to the industry to be used for airline employee wages, salaries and benefits. In April 2021, we entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury. During the June 2021 quarter we received a total of $3.1 billion in payroll support payments under this agreement, which must be used exclusively for the payment of employee wages, salaries and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the agreement through September 30, 2021 or the date on which we have expended all of the payroll support, whichever is later. Other conditions include prohibitions on share repurchases and dividends through September 30, 2022 and certain limitations on executive compensation until April 1, 2023.

These support payments consisted of $2.2 billion in a grant and $891 million in an unsecured 10-year low interest loan and, in return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 1.9 million shares of Delta common stock. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The warrants have an initial exercise price of $47.80 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $857 million of noncurrent debt, net of discount, and $34 million in additional paid in capital, respectively.

A summary of the amounts received and warrants issued under the initial payroll support program under the CARES Act and the program extensions is set forth in the following table:

Summary of payroll support program activity
(in millions)	Total	Grant	Loan	Number of Warrants	Percentage of Outstanding Shares at June 30, 2021
Payroll Support Program (PSP1)	$5,594	$3,946	$1,648	6.8	1.1%
Payroll Support Program Extension (PSP2) (1)	3,290	2,333	957	2.4	0.4%
Payroll Support Program 3 (PSP3) (2)	3,069	2,178	891	1.9	0.3%
Total	$11,953	$8,457	$3,496	11.1	1.8%
(1)During the June 2021 quarter the remaining $1.1 billion of this grant was recognized in government grant recognition in our income statement.
(2)During the June 2021 quarter $356 million of this grant was recognized in government grant recognition in our income statement and $1.8 billion is deferred in other accrued liabilities on our balance sheet as of June 30, 2021.

2020 Term Loan

In 2020 we entered into a $1.5 billion term loan secured by certain slots, gates and routes. In the March 2021 quarter we repaid in full the term loan, which was scheduled to mature in April 2023, and incurred a $56 million loss on extinguishment of debt, which is recorded in miscellaneous, net in non-operating expense in our income statement.

Enhanced Equipment Trust Certificates ("EETCs") Prepayments

In June 2021, we repaid in full approximately $450 million of various EETCs which were scheduled to mature between 2022 and 2023, and incurred a $26 million loss on extinguishment of debt, which is recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 13

Notes to the Consolidated Financial Statements
Availability Under Revolving Facilities

As of June 30, 2021, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of June 30, 2021, including approximately $300 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	June 30, 2021	December 31, 2020
Net carrying amount	$27,265	$27,974
Fair value	$29,600	$29,800

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at June 30, 2021.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2021	2020	2021	2020
Three Months Ended June 30,
Service cost	$—	$—	$21	$24
Interest cost	146	175	29	28
Expected return on plan assets	(381)	(343)	(9)	(11)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	88	74	15	10
Settlements	—	3	—	—
Net periodic (benefit) cost	$(147)	$(91)	$54	$49

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2021	2020	2021	2020
Six Months Ended June 30,
Service cost	$—	$—	$43	$48
Interest cost	291	351	59	56
Expected return on plan assets	(761)	(687)	(17)	(22)
Amortization of prior service credit	—	—	(3)	(4)
Recognized net actuarial loss	177	149	27	21
Settlements	—	3	—	—
Net periodic (benefit) cost	$(293)	$(184)	$109	$99

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

We have no minimum funding requirements for our defined benefit pension plans in 2021, however we voluntarily contributed $1.5 billion to these plans in the June 2021 quarter.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 15

Notes to the Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $15.2 billion at June 30, 2021. Also, as of June 30, 2021, we had commitments under leases that had not yet commenced of $719 million. These leases will commence between 2021 and 2024 with lease terms ranging from 7 to 12 years.

Aircraft purchase commitments
(in millions)	Total
Six months ending December 31, 2021	$980
2022	3,350
2023	2,890
2024	3,060
2025	2,660
Thereafter	2,220
Total	$15,160

Our future aircraft purchase commitments included the following aircraft at June 30, 2021:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-100	4
A220-300	41
A321-200	7
A321-200neo	125
A330-900neo	26
A350-900(1)	27
B737-900ER	29
Total	259
(1)Includes seven A350-900 lease commitments in 2021 incremental to our order book with Airbus.

Aircraft Orders

During the June 2021 quarter, we agreed with Airbus to add incremental aircraft to our order book by converting options for 25 A321neo aircraft into firm orders and replenishing our options. We also agreed to move up two existing A350-900 and one A330-900neo deliveries to occur in the second half of 2022. We expect to take delivery of our first A321neo in the first half of 2022.

Also during the June 2021 quarter, we agreed to acquire 29 737-900 aircraft and enter into leases for seven A350-900 aircraft. Deliveries of these pre-owned aircraft are expected to occur by the first quarter of 2022 with phased entry into service expected through the summer of 2023.

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

Delta Air Lines, Inc. June 2021 Form 10-Q                                 16

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities(2)	Other	Total
Balance at January 1, 2021 (net of tax effect of $1,764)	$(9,078)	$40	$(9,038)
Reclassifications into earnings (net of tax effect of $47)(1)	156	—	156
Balance at June 30, 2021 (net of tax effect of $1,717)	$(8,922)	$40	$(8,882)

Balance at January 1, 2020 (net of tax effect of $1,549)	$(8,095)	$106	$(7,989)
Changes in value (net of tax effect of $4)	(6)	8	2
Reclassifications into earnings (net of tax effect of $123)(1)	133	(83)	50
Balance at June 30, 2020 (net of tax effect of $1,431)	$(7,968)	$31	$(7,937)

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
Delta Air Lines, Inc. June 2021 Form 10-Q                                 17

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2021 was $536 million and $1.0 billion, respectively, compared to $65 million and $895 million, respectively, for the three and six months ended June 30, 2020.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2021
Operating revenue:	$6,349	$1,434			$7,126
Sales to airline segment			$(108)	(1)
Exchanged products			(536)	(2)
Sales of refined products			(13)	(3)
Operating income (loss)	973	(157)	—		816
Interest expense, net	337	1	—		338
Depreciation and amortization	501	24	(24)	(4)	501
Restructuring charges	8	—	—		8
Total assets, end of period	73,484	1,825	—		75,309
Net fair value obligations, end of period(5)	—	(527)	—		(527)
Capital expenditures	752	9	—		761

Three Months Ended June 30, 2020
Operating revenue:	$1,176	$513			$1,468
Sales to airline segment			$(3)	(1)
Exchanged products			(65)	(2)
Sales of refined products			(153)	(3)
Operating loss	(4,701)	(114)	—		(4,815)
Interest expense (income), net	196	(2)	—		194
Depreciation and amortization	591	25	(25)	(4)	591
Restructuring charges	2,454	—	—		2,454
Total assets, end of period	70,707	1,554	—		72,261
Net fair value obligations, end of period(5)	—	(49)	—		(49)
Capital expenditures	281	1	—		282
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
(5)The fair values of these obligations, which are related to renewable fuel compliance costs, are based on quoted market prices and other observable information and are classified as Level 2 in the fair value hierarchy. At June 30, 2021 we had a gross fair value obligation of $581 million and related assets of $55 million. At June 30, 2020 we had a gross fair value obligation of $55 million and related assets of $6 million. We expect to use the assets in settling a portion of our obligations.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 18

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2021
Operating revenue:	$9,959	$2,481			$11,276
Sales to airline segment			$(108)	(1)
Exchanged products			(1,039)	(2)
Sales of refined products			(17)	(3)
Operating loss	(299)	(283)	—		(582)
Interest expense, net	697	3	—		700
Depreciation and amortization	993	48	(48)	(4)	993
Restructuring charges	(36)	—	—		(36)
Capital expenditures	1,177	22	—		1,199

Six Months Ended June 30, 2020
Operating revenue:	$9,768	$1,697			$10,060
Sales to airline segment			$(214)	(1)
Exchanged products			(895)	(2)
Sales of refined products			(296)	(3)
Operating loss	(5,140)	(85)	—		(5,225)
Interest expense (income), net	277	(4)	—		273
Depreciation and amortization	1,268	49	(49)	(4)	1,268
Restructuring charges	2,454	—	—		2,454
Capital expenditures	1,206	12	—		1,218
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

NOTE 10. EARNINGS/(LOSS) PER SHARE

We calculate basic earnings/(loss) per share and diluted (loss) per share by dividing net income/(loss) by the weighted average number of common shares outstanding, excluding restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options, restricted stock awards and warrants. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings/(loss) per share:

Basic and diluted earnings/(loss) per share
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income/(loss)	$652	$(5,717)	$(525)	$(6,251)

Basic weighted average shares outstanding	637	635	636	636
Dilutive effect of share-based awards	5	—	—	—
Diluted weighted average shares outstanding	642	635	636	636

Basic earnings/(loss) per share	$1.02	$(9.01)	$(0.82)	$(9.83)
Diluted earnings/(loss) per share	$1.02	$(9.01)	$(0.82)	$(9.83)
Delta Air Lines, Inc. June 2021 Form 10-Q                                 19

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our 2020 Form 10-K.

Our business and operating results for 2021 continue to be significantly impacted by the COVID-19 pandemic. However, as described further below, we have seen improvement in our business beginning in March 2021 and progressing through the June 2021 quarter, which we expect to continue throughout the remainder of the year. Given the drastic and unprecedented impact of the pandemic on our operating results in 2020, we believe that for the financial overview discussion below, a comparison of our results in 2021 to 2019 allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery. Throughout the remainder of this management's discussion and analysis, we present results for the three and six months ended June 30, 2021, 2020 and 2019, and our commentary on results of operations, financial conditions and liquidity includes comparisons of 2021 results to both 2020 and 2019.

June 2021 Quarter Financial Overview

Our pre-tax income for the June 2021 quarter was $776 million, including the $1.5 billion benefit related to recognition of payroll support program grants during the quarter. This represents a $1.1 billion decrease compared to the June 2019 quarter primarily resulting from a 43% reduction in operating revenue. Pre-tax loss, adjusted (a non-GAAP financial measure) was $881 million, a decrease of $2.9 billion compared to the June 2019 quarter.

Revenue. Compared to the June 2019 quarter, our operating revenue decreased $5.4 billion, or 43%, due to reduced demand resulting from the COVID-19 pandemic.

Operating Expense. Total operating expense in the June 2021 quarter decreased $4.1 billion, or 39%, compared to the June 2019 quarter, primarily resulting from lower volume-related expenses, mainly fuel and passenger commissions and other selling expenses, lower salaries and related costs and profit sharing, recognition of payroll support program grants and significant cost reduction measures taken across all aspects of our operation in response to the COVID-19 pandemic. Total operating expense, adjusted (a non-GAAP financial measure) for the June 2021 quarter decreased $3.3 billion, or 32%, compared to the June 2019 quarter.

Non-Operating Results. Total non-operating expense was $40 million in the June 2021 quarter, $181 million lower than the June 2019 quarter, primarily due to mark-to-market gains on certain of our equity investments partially offset by higher interest expense as a result of our increased debt due to financing arrangements entered into during 2020.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of June 30, 2021 was $17.8 billion. During the June 2021 quarter, operating activities provided $1.9 billion, including $2.5 billion from the payroll support program grants, which was partially offset by $1.5 billion in contributions we made to our defined benefit pension plans. Also during the quarter, investing activities provided $26 million, primarily generated by the net redemption of short-term investments and offset by capital expenditures related to our airport redevelopment projects and the purchase of aircraft and fleet modifications. These results generated $1.5 billion of free cash flow (a non-GAAP financial measure) in the June 2021 quarter. Also, during the June 2021 quarter we repaid $1.4 billion on our debt and finance leases, of which approximately $450 million was early repayment of various EETCs, and we issued approximately $1.0 billion of debt, primarily in connection with the payroll support program agreements.

The non-GAAP financial measures referenced above for pre-tax loss, adjusted, operating expense, adjusted, and free cash flow are defined and reconciled in "Supplemental Information" below.

Environmental Sustainability. In February 2020, we announced plans to invest $1.0 billion over the next 10 years in our effort to achieve carbon neutrality from March 1, 2020 forward, a commitment we have reiterated despite the challenges faced during the COVID-19 pandemic. Our carbon neutrality plan seeks to balance immediate actions (such as carbon offset credits from projects that maintain, protect and expand forests) and long-term solutions (such as sustainable aviation fuel and carbon sequestration technologies). We have spent approximately $40 million in 2021 related to these plans. This amount includes approximately $30 million to address 13 million metric tons of carbon emissions generated by our airline segment from March 1 to December 31, 2020 through carbon offset credits, as well as an additional $10 million in carbon offset credits related to our airline segment's 2021 carbon emissions.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended June 30, 2021, 2020 and 2019

Operating Revenue

	Three Months Ended June 30,						2021 vs. 2020 % Increase (Decrease)(2)	2021 vs. 2019 % Increase (Decrease)(2)
(in millions)(1)	2021		2020		2019
Ticket - Main cabin	$2,797		$378		$5,938		NM	(53)%
Ticket - Business cabin and premium products	1,756		190		4,031		NM	(56)%
Loyalty travel awards	428		45		751		NM	(43)%
Travel-related services	358		65		648		NM	(45)%
Total passenger revenue	$5,339		$678		$11,368		NM	(53)%
Cargo	251		108		186		NM	35%
Other	1,536		682		982		NM	56%
Total operating revenue	$7,126		$1,468		$12,536		NM	(43)%

TRASM (cents)	14.68	¢	13.85	¢	17.47	¢	6%	(16)%
Third-party refinery sales(3)	(1.60)		(2.76)		(0.06)		(42)%	NM
Delta Private Jets adjustment(3)	—		—		(0.07)		—%	(100)%
TRASM, adjusted	13.08	¢	11.10	¢	17.35	¢	18%	(25)%
(1)This reconciliation may not calculate exactly due to rounding.
(2)Variances greater than 100% on an absolute basis are labeled as not meaningful ("NM") throughout management's discussion and analysis.
(3)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the June 2019 quarter, our operating revenue decreased $5.4 billion, or 43%, due to reduced demand resulting from the COVID-19 pandemic. The decline in operating revenue, on a 32% decrease in capacity, resulted in a 16% reduction in total revenue per available seat mile ("TRASM") and a 25% decrease in TRASM, adjusted compared to the June 2019 quarter.

Our operating revenue increased $5.7 billion compared to the June 2020 quarter due to the recovery in demand since the depth of the COVID-19 pandemic impact that occurred during the June 2020 quarter. The increase in operating revenue, which outpaced the increase in capacity, resulted in a 6% increase in TRASM and an 18% increase in TRASM, adjusted.

See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic remains uncertain; however, with continued distribution of effective vaccines and easing of travel advisories and restrictions, we believe customer confidence will continue to grow, leading to increased demand for the remainder of 2021. Passenger revenue steadily increased over each month of the June 2021 quarter at a higher rate than our historical seasonality-based growth, and the monthly increases in passenger revenue are indicative of this increasing demand. We continue to expect domestic demand recovery to precede international demand recovery. We believe international demand recovery will continue to be uneven in the second half of 2021, and we continue to monitor risks to the pace of recovery from new COVID-19 variants.

We have historically generated cargo revenue in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. Reduced industry capacity as a result of the COVID-19 pandemic drove a significant increase in our cargo yield and our cargo revenue, in the June 2021 quarter compared to the June 2020 and June 2019 quarters.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2020(1)
(in millions)	Three Months Ended June 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$4,478	NM	NM	NM	(11)%	96%	41	pts
Atlantic	288	NM	NM	NM	(35)%	(23)%	7	pts
Latin America	485	NM	NM	NM	(41)%	(1)%	28	pts
Pacific	88	NM	87%	NM	48%	(17)%	(15)	pts
Total	$5,339	NM	NM	NM	(14)%	72%	35	pts
(1)Variances marked as not meaningful ("NM") represent increases above 100%.

		Increase (Decrease) vs. Three Months Ended June 30, 2019
(in millions)	Three Months Ended June 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$4,478	(45)%	(32)%	(19)%	(19)%	(32)%	(14)	pts
Atlantic	288	(85)%	(84)%	(68)%	(4)%	(52)%	(43)	pts
Latin America	485	(36)%	(26)%	(6)%	(12)%	(31)%	(19)	pts
Pacific	88	(87)%	(93)%	(67)%	90%	(59)%	(67)	pts
Total	$5,339	(53)%	(47)%	(32)%	(11)%	(31)%	(19)	pts

In the March 2021 quarter, we announced the extension of the validity of all passenger tickets and travel credits purchased or expiring in 2021 to December 2022. In addition, we waived change fees for all tickets purchased through April 30, 2021, as well as eliminated change fees for domestic and international tickets originating from North America with the exception of Basic Economy tickets. We do not expect these policy changes to materially affect our revenue in future periods.

Domestic

Domestic passenger unit revenue for the June 2021 quarter decreased 32% with capacity down 19% compared to the June 2019 quarter as a result of reduced demand due to the COVID-19 pandemic and our policy to block middle seats on flights through April 30, 2021. The revenue increase compared to the June 2020 quarter is attributable to the low levels of capacity and demand during the June 2020 quarter due to the COVID-19 pandemic and the ongoing recovery in the June 2021 quarter.

We are planning for the improvement to the demand environment, primarily from leisure customers, to continue throughout 2021. Through the June 2021 quarter we have seen leisure customer bookings continue to improve, with June 2021 domestic leisure bookings approaching June 2019 levels. We remain optimistic about the ultimate recovery of business travel and expect this demand to accelerate in the September 2021 quarter as more corporate offices reopen; we are, however, unable to predict the timing or extent of that recovery. As a result, we are planning for our domestic capacity to be approximately 15% lower in the September 2021 quarter than the September 2019 quarter.

International

International passenger revenue for the June 2021 quarter decreased 74% with capacity down 55% compared to the June 2019 quarter. Compared to the June 2020 quarter passenger revenue has increased as travel to certain destinations has resumed or increased; however, this is still well below June 2019 quarter levels. The decreases in revenue and capacity compared to the June 2019 quarter presented in the table above were a result of continued reduced demand, including from government travel directives and quarantines significantly limiting or suspending air travel due to the COVID-19 pandemic. Additionally, while some countries have removed or otherwise eased travel restrictions, many countries maintain international testing requirements and travel restrictions, which have restrained demand in the short-term but are expected to enable the long-term recovery of international air travel.

We expect this significantly lower international demand environment to continue at least into early 2022, with improvement anticipated after the recovery in domestic travel. As a result, we are planning for our international capacity to be approximately 50% lower in the September 2021 quarter than the September 2019 quarter. In each of the international regions, we continue to monitor government travel directives and customer demand and will continue to adjust flight schedules accordingly.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
The Atlantic and Pacific regions continue to be the most impacted by the restrictions described above. However, we have recently begun, or have announced plans to increase, service to certain countries in the Atlantic region based on their lifting or loosening of travel restrictions. The countries where we have begun or recently increased service include Croatia, France, Germany, Greece, Iceland, Italy, the Netherlands, Portugal and Spain. Travel in the Pacific region is largely limited to essential travel, and we expect only small demand improvements until vaccine distribution improves and government restrictions ease.

The Latin America region has shown the most recovery of the international regions, with improving demand for leisure destinations in the Caribbean, Mexico and Central America. Capacity in the Latin America region in the June 2021 quarter has increased to near June 2019 quarter levels and as demand continues to return we expect revenue to return to those levels as well. We expect this trend to continue through the remainder of 2021 with the recovery in the Atlantic and Pacific regions lagging behind Latin America.

Other Revenue

	Three Months Ended June 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Ancillary businesses and refinery	$962	$390	$330	NM	NM
Loyalty program	439	269	484	63%	(9)%
Miscellaneous	135	23	168	NM	(20)%
Total other revenue	$1,536	$682	$982	NM	56%

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties, which are at or near cost, increased $485 million and $736 million compared to the June 2020 and June 2019 quarters, respectively. The increase in third-party refinery sales compared to the June 2019 quarter resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel compared to pre-pandemic levels. The increase compared to the June 2020 quarter was driven by higher pricing during the June 2021 quarter, with lower production and demand for both jet and non-jet fuel products in the June 2020 quarter during the depth of the COVID-19 pandemic impact. Compared to the June 2019 quarter, revenue from aircraft maintenance services we provide to third parties decreased due to the reduction in flights operated worldwide, however compared to the June 2020 quarter these revenues increased due to higher levels of flying. The June 2019 quarter results also included $49 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased in the June 2021 quarter compared to the June 2020 period and declined at a less severe rate than air travel compared to the June 2019 period. During the June 2021 quarter, co-brand card spend surpassed June 2019 levels while co-brand card acquisitions were nearly fully restored.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the June 2019 quarter due to the impact of, and our response to, the COVID-19 pandemic, including reduced capacity and the temporary closure of certain lounges. However, compared to the June 2020 quarter these transactions have increased due to the general recovery in our business that continued to materialize in the June 2021 quarter. We will have reopened our full network of lounges by the end of July 2021.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended June 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Salaries and related costs	$2,328	$2,127	$2,847	9%	(18)%
Aircraft fuel and related taxes	1,487	372	2,291	NM	(35)%
Ancillary businesses and refinery	939	401	316	NM	NM
Contracted services	570	369	731	54%	(22)%
Depreciation and amortization	501	591	713	(15)%	(30)%
Landing fees and other rents	460	422	548	9%	(16)%
Regional carrier expense	403	338	542	19%	(26)%
Aircraft maintenance materials and outside repairs	287	43	434	NM	(34)%
Passenger commissions and other selling expenses	222	50	597	NM	(63)%
Passenger service	175	91	340	92%	(49)%
Aircraft rent	104	96	107	8%	(3)%
Restructuring charges	8	2,454	—	(100)%	NM
Government grant recognition	(1,504)	(1,280)	—	18%	NM
Profit sharing	—	—	518	—%	(100)%
Other	330	209	424	58%	(22)%
Total operating expense	$6,310	$6,283	$10,408	—%	(39)%

In response to the reduced demand and related reduction in revenue following the onset of the COVID-19 pandemic in early 2020, we quickly reduced capacity to more closely align with demand, implemented cost saving initiatives related to our fleet and operations, offered employees voluntary separation programs and delayed or eliminated nearly all discretionary spending.

As a result, most operating expense line items remain significantly lower in the June 2021 quarter than in the June 2019 quarter. Operating expense decreased primarily due to the voluntary separation programs described below, the many cost reduction measures and programs implemented in response to the COVID-19 pandemic, recognition of payroll support program grants and the reduction in volume and selling-related costs. During the June 2021 quarter, as distribution of effective vaccines continued, travel restrictions and advisories eased and customer confidence continued to grow, we saw revenue and capacity return and related operating expense increase. However, we believe that a portion of the cost savings achieved during 2020 was structural in nature, which we expect to contribute to a lower non-fuel unit cost in the future as capacity is restored.

The discussion below is focused largely on the changes in certain operating expense line items compared to the June 2020 and June 2019 quarters that were not primarily driven by the change in capacity or revenue. These include many of what are expected to be structural cost reduction measures and programs we implemented in response to the COVID-19 pandemic.

Salaries and Related Costs. Actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic had a significant impact on salaries and related costs, leading to a decrease compared to the June 2019 quarter. In the second half of 2020, approximately 18,000 employees elected to participate in voluntary separation programs, reducing our workforce by approximately 20%.

Beginning in March 2020 and continuing through December 2020, salaries were reduced by 100% for our CEO and 50% for our other officers. In addition, work hours were reduced by 25% for all other management and most front-line employee work groups. On January 1, 2021, employees were restored to full work hours and we have recalled approximately 1,700 pilots on inactive status to active service. Additionally, approximately 8,000 employees took voluntary unpaid leaves of absence during the June 2021 quarter, compared to approximately 45,000 in the June 2020 quarter. We also have begun to add additional employees in certain areas, including flight operations and reservations and customer care, in order to support our operations as demand and capacity return. These actions resulted in an increase in salaries and related costs compared to the June 2020 quarter.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Aircraft Fuel and Related Taxes. Fuel expense decreased $805 million compared to the June 2019 quarter primarily due to a 37% decrease in consumption and a 11% decrease in the market price of jet fuel. Consumption decreased on a combination of reduced capacity and improved fuel efficiency on an available seat mile basis.

Fuel expense increased $1.1 billion compared to the June 2020 quarter primarily due to more than a 300% increase in consumption on a comparable increase in capacity, and a 27% increase in the market price of jet fuel. These impacts were partially mitigated by improved fuel efficiency on an available seat mile basis.

Additionally, during the June 2021 quarter, we purchased and retired approximately $20 million of carbon offset credits, which relate to a portion of the carbon emissions generated by our airline segment since March 1, 2020. In the table below, these costs are shown in environmental sustainability impact.

Fuel expense and average price per gallon
					Average Price Per Gallon
	Three Months Ended June 30,			2021 vs. 2019 Increase (Decrease)	Three Months Ended June 30,			2021 vs. 2019 Increase (Decrease)
(in millions, except per gallon data)	2021	2020	2019		2021	2020	2019
Fuel purchase cost(1)	$1,286	$244	$2,318	$(1,032)	$1.87	$1.47	$2.11	$(0.24)
Environmental sustainability impact	20	—	—	20	0.03	—	—	0.03
Fuel hedge impact	24	14	10	14	0.03	0.09	—	0.03
Refinery segment impact	157	114	(37)	194	0.23	0.69	(0.03)	0.26
Total fuel expense	$1,487	$372	$2,291	$(804)	$2.16	$2.25	$2.08	$0.08
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. The refinery cost of sales increased $485 million and $736 million compared to the June 2020 and June 2019 quarters, respectively. The increase in third-party refinery sales compared to the June 2019 quarter resulted from the refinery's shift to producing more non-jet fuel products due to the decline in demand for jet fuel compared to pre-pandemic levels. The increase compared to the June 2020 quarter was driven by higher pricing during the June 2021 quarter, with lower production and demand for both jet and non-jet fuel products in the June 2020 quarter during the depth of the COVID-19 pandemic impact. Compared to the June 2019 quarter expenses related to aircraft maintenance services we provide to third parties decreased due to the reduction in flights operated worldwide, however compared to the June 2020 quarter these expenses increased due to higher levels of flying. In addition, $44 million of costs related to services performed by Delta Private Jets in the June 2019 quarter were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Depreciation and Amortization. Depreciation and amortization decreased primarily due to the aircraft that were retired or impaired during 2020.

Regional Carrier Expense. Regional carrier expense decreased compared to the June 2019 quarter due to lower utilization of these carriers as a result of the overall reduced capacity and increased compared to the June 2020 quarter due to an increase in utilization as a result of the increased demand discussed above.

We previously allocated certain costs (such as landing fees and other rents, salaries and related costs and contracted services) to regional carrier expense in our income statement based on relevant statistics (such as passenger counts). Beginning in the March 2021 quarter we ceased performing this allocation and have reclassified the costs presented in prior periods to align with this presentation. This reclassification better reflects the nature of, and how management views, these regional carrier related expenses. This allocation was approximately $900 million in 2020, including approximately $160 million in the June 2020 quarter, and $1.4 billion in 2019, including approximately $360 million in the June 2019 quarter. The remaining amounts in regional carrier expense represent payments to our regional carriers under capacity purchase agreements and the expenses of our wholly owned regional subsidiary, Endeavor Air, Inc.

Aircraft Rent. Most aircraft operating lease expenses are recorded in aircraft rent and are contractually fixed. Therefore, the change in aircraft rent was more muted than our other operating expense line items, when compared to the June 2019 and June 2020 quarters.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 25

Item 2. MD&A - Results of Operations
Restructuring Charges. During 2020, we recorded restructuring charges, including certain accruals, following strategic business decisions in response to the COVID-19 pandemic. In the June 2021 quarter, we recognized $8 million of adjustments to certain of those restructuring charges, representing changes in our estimates.

Government Grant Recognition. During the six months ended June 30, 2021, we received a total of $6.4 billion under payroll support program extension agreements with the U.S. Department of the Treasury, which must be used exclusively for the payment of employee wages, salaries and benefits. The support payments included grants totaling $4.5 billion that are being recognized as contra-expense in 2021 over the period that the funds are expected to benefit. Following the recognition of $1.2 billion during the three months ended March 31, 2021, we recognized an additional $1.5 billion of these grants during the three months ended June 30, 2021. We expect to fully recognize the remaining grant proceeds in the second half of 2021. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on the payroll support program extensions.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 26

Item 2. MD&A - Results of Operations
Results of Operations - Six Months Ended June 30, 2021, 2020 and 2019

Operating Revenue

	Six Months Ended June 30,						2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)(1)	2021		2020		2019
Ticket - Main cabin	$4,197		$4,173		$10,659		1%	(61)%
Ticket - Business cabin and premium products	2,633		2,905		7,298		(9)%	(64)%
Loyalty travel awards	669		588		1,442		14%	(54)%
Travel-related services	588		581		1,223		1%	(52)%
Total passenger revenue	$8,087		$8,247		$20,622		(2)%	(61)%
Cargo	466		261		378		79%	23%
Other	2,723		1,552		2,008		75%	36%
Total operating revenue	$11,276		$10,060		$23,008		12%	(51)%

TRASM (cents)	12.72	¢	14.48	¢	17.15	¢	(12)%	(26)%
Third-party refinery sales(2)	(1.49)		(0.42)		(0.07)		NM	NM
Delta Private Jets Adjustment	—		—		(0.07)		—%	(100)%
TRASM, adjusted	11.23	¢	14.06	¢	17.01	¢	(20)%	(34)%
(1)The reconciliation above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in operating revenue line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2020 and June 30, 2019, respectively, are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2021, 2020 and 2019.

Operating Revenue

Compared to the six months ended June 30, 2019, our operating revenue decreased $11.7 billion, or 51%, due to reduced demand resulting from the COVID-19 pandemic. The decrease in operating revenue, on a 34% decrease in capacity, resulted in a 26% decrease in TRASM and a 34% decrease in TRASM, adjusted compared to the six months ended June 30, 2019.

Compared to the six months ended June 30, 2020, our operating revenue increased $1.2 billion, or 12%, due to increased demand in 2021 compared to 2020. The increase in operating revenue, on a 28% increase in capacity, generated a 12% decrease in TRASM and a 20% decrease in TRASM, adjusted compared to the six months ended June 30, 2020.

See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2020
(in millions)	Six Months Ended June 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$6,758	10%	31%	34%	(16)%	(18)%	(2)	pts
Atlantic	430	(51)%	(52)%	(15)%	2%	(43)%	(30)	pts
Latin America	749	(4)%	17%	71%	(18)%	(44)%	(25)	pts
Pacific	150	(64)%	(80)%	(20)%	79%	(55)%	(53)	pts
Total	$8,087	(2)%	10%	28%	(11)%	(23)%	(9)	pts

Delta Air Lines, Inc. June 2021 Form 10-Q                                 27

Item 2. MD&A - Results of Operations

		Increase (Decrease) vs. Six Months Ended June 30, 2019
(in millions)	Six Months Ended June 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$6,758	(54)%	(43)%	(23)%	(20)%	(41)%	(23)	pts
Atlantic	430	(85)%	(85)%	(68)%	(2)%	(55)%	(45)	pts
Latin America	749	(54)%	(44)%	(9)%	(17)%	(49)%	(33)	pts
Pacific	150	(88)%	(93)%	(68)%	84%	(61)%	(67)	pts
Total	$8,087	(61)%	(55)%	(34)%	(12)%	(41)%	(28)	pts

Domestic

Domestic passenger unit revenue for the six months ended June 30, 2021 decreased 41% with capacity down 23% compared to the six months ended June 30, 2019 as a result of reduced demand due to the COVID-19 pandemic and our policy to block middle seats on flights through April 30, 2021. The passenger unit revenue decline compared to the six months ended June 30, 2020 is due to these same factors; total domestic passenger revenue however, has increased 10% compared to the prior year period due to the increase in demand discussed above.

International

International passenger revenue for the six months ended June 30, 2021 decreased 77% with capacity down 53% compared to the six months ended June 30, 2019 with similar declines compared to the six months ended June 30, 2020. The underlying reasons for these decreases are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2021, 2020 and 2019.

Other Revenue

	Six Months Ended June 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Ancillary businesses and refinery	$1,688	$613	$699	NM	NM
Loyalty program	807	743	958	9%	(16)%
Miscellaneous	228	196	351	16%	(35)%
Total other revenue	$2,723	$1,552	$2,008	75%	36%

Ancillary Businesses and Refinery. The changes in ancillary business and refinery revenues were primarily related to refinery sales to third parties, which increased $1.0 billion and $1.2 billion compared to the six months ended June 30, 2020 and June 30, 2019, respectively. Results for the six months ended June 30, 2019 also included $100 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses and refinery.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 28

Item 2. MD&A - Results of Operations
Operating Expense

	Six Months Ended June 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Salaries and related costs	$4,530	$4,989	$5,579	(9)%	(19)%
Aircraft fuel and related taxes	2,504	1,967	4,269	27%	(41)%
Ancillary businesses and refinery	1,645	620	667	NM	NM
Contracted services	1,089	1,117	1,440	(3)%	(24)%
Depreciation and amortization	993	1,268	1,328	(22)%	(25)%
Landing fees and other rents	953	972	1,072	(2)%	(11)%
Regional carrier expense	804	914	1,079	(12)%	(25)%
Aircraft maintenance materials and outside repairs	581	512	910	13%	(36)%
Passenger commissions and other selling expenses	332	448	1,071	(26)%	(69)%
Passenger service	294	364	628	(19)%	(53)%
Aircraft rent	208	196	209	6%	—%
Restructuring charges	(36)	2,454	—	NM	NM
Government grant recognition	(2,689)	(1,280)	—	NM	NM
Profit sharing	—	—	739	—%	(100)%
Other	650	744	869	(13)%	(25)%
Total operating expense	$11,858	$15,285	$19,860	(22)%	(40)%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2020 and June 30, 2019, respectively, are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2021, 2020 and 2019.

Aircraft Fuel and Related Taxes. Fuel expense decreased $1.8 billion compared to the six months ended June 30, 2019 primarily due to a 40% decrease in consumption and a 14% decrease in the market price of jet fuel. Consumption decreased on a combination of reduced capacity and improved fuel efficiency on an available seat mile basis.

Fuel expense increased $538 million compared to the six months ended June 30, 2020 due to a 18% increase in consumption, partially offset by a 1% decrease in the market price per gallon of jet fuel. Consumption increased with capacity during the six months ended June 30, 2021 as described above; however, the impact was partially mitigated by improved fuel efficiency on an available seat mile basis.

Additionally, during the six months ended June 30, 2021, we purchased and retired approximately $40 million of carbon offset credits, which relate to 13 million metric tons of carbon emissions generated by our airline segment from March 1 to December 31, 2020 as well as a portion of our 2021 carbon emissions. In the table below, these costs are shown in environmental sustainability impact.

Fuel expense and average price per gallon
					Average Price Per Gallon
	Six Months Ended June 30,			2021 vs. 2019 Increase (Decrease)	Six Months Ended June 30,			2021 vs. 2019 Increase (Decrease)
(in millions, except per gallon data)	2021	2020	2019		2021	2020	2019
Fuel purchase cost(1)	$2,180	$1,875	$4,255	$(2,075)	$1.77	$1.79	$2.06	$(0.29)
Environmental sustainability impact	40	—	—	40	0.03	—	—	0.03
Fuel hedge impact	1	7	17	(16)	—	0.01	0.01	(0.01)
Refinery segment impact	283	85	(3)	286	0.23	0.08	—	0.23
Total fuel expense	$2,504	$1,967	$4,269	$(1,765)	$2.03	$1.88	$2.07	$(0.04)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Regional Carrier Expense. The decreases in regional carrier expense are due to the lower utilization of these carriers as a result of the overall reduced capacity during the six months ended June 30, 2021, as described above.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 29

Item 2. MD&A - Results of Operations
Ancillary Businesses and Refinery. The changes in ancillary business and refinery expenses were primarily related to refinery sales to third parties, which increased $1.0 billion and $1.2 billion compared to the six months ended June 30, 2020 and June 30, 2019, respectively. In addition, $88 million of costs related to services performed by Delta Private Jets in the six months ended June 30, 2019 were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Restructuring Charges. During 2020, we recorded restructuring charges, including certain accruals, following strategic business decisions in response to the COVID-19 pandemic. In the six months ended June 30, 2021, we recognized $36 million of adjustments to certain of those restructuring charges, representing changes in our estimates.

Non-Operating Results

	Three Months Ended June 30,			2021 vs. 2020	2021 vs. 2019
(in millions)	2021	2020	2019	Favorable (Unfavorable)	Favorable (Unfavorable)
Interest expense, net	$(338)	$(194)	$(75)	$(144)	$(263)
Impairments and equity method losses	—	(2,058)	(17)	2,058	17
Gain/(loss) on investments, net	211	8	(82)	203	293
Miscellaneous, net	87	45	(47)	42	134
Total non-operating expense, net	$(40)	$(2,199)	$(221)	$2,159	$181

	Six Months Ended June 30,			2021 vs. 2020	2021 vs. 2019
(in millions)	2021	2020	2019	Favorable (Unfavorable)	Favorable (Unfavorable)
Interest expense, net	$(700)	$(273)	$(158)	$(427)	$(542)
Impairments and equity method losses	(54)	(2,318)	(71)	2,264	17
Gain/(loss) on investments, net	473	(104)	18	577	455
Miscellaneous, net	124	299	(84)	(175)	208
Total non-operating expense, net	$(157)	$(2,396)	$(295)	$2,239	$138

Interest expense, net. Interest expense increased compared to the prior year periods as a result of financing arrangements entered into during 2020. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on recent financings. As a result of the increase in our outstanding debt since the onset of the COVID-19 pandemic, interest expense, net was $338 million in the June 2021 quarter and $700 million in the six months ended June 30, 2021. However, we have begun reducing the total amount of interest expense by pre-paying our debt in addition to periodic amortization payments and scheduled maturities. This began with early repayments made during the December 2020 quarter and continued with the early repayment of our $1.5 billion secured term loan in the March 2021 quarter and approximately $450 million of various EETCs in the June 2021 quarter. Interest expense, net on our outstanding debt as of June 30, 2021 is expected to be approximately $325 million during the September 2021 quarter. We plan to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2021.

Impairments and equity method losses. Impairments and equity method losses in 2020 reflected our share of LATAM's and Grupo Aeroméxico's equity method results prior to their respective bankruptcy filings, our share of Virgin Atlantic's equity method results and the impairments reducing the basis of these investments to zero during the June 2020 quarter. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Gain/(loss) on investments, net. Gain/(loss) on investments, net reflects the gains and losses on our equity investments measured at fair value on a recurring basis. The increase in the three and six months ended June 30, 2021 compared to the prior year periods is primarily due to the mark-to-market adjustment on our investments in Wheels Up (in the March 2021 quarter) and CLEAR (in the June 2021 quarter). See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Miscellaneous, net. Miscellaneous, net primarily includes pension and related benefit/(expense), foreign exchange gains/(losses) and charitable contributions. The six months ended June 30, 2020 included the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 30

Item 2. MD&A - Non-Operating Results
Income Taxes

During 2021 interim periods, we will calculate our income tax expense by applying to any pre-tax income/loss an effective tax rate determined as if the year to date period is the annual period. Using this method, for the three and six months ended June 30, 2021 our effective tax rate was 16% and 29%, respectively. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax income/loss due to the impact of the COVID-19 pandemic.

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

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. During the six months ended June 30, 2021, the refinery operated at 60% – 90% of normal production levels, and expects production levels at the high end of that range during the September 2021 quarter, subject to market conditions.

Refinery segment financial information
	Three Months Ended June 30,			2021 vs. 2020	2021 vs. 2019
(in millions, except per gallon data)	2021	2020	2019	% Increase (Decrease)	% Increase (Decrease)
Exchange products	$536	$65	$1,078	NM	(50)%
Sales of refined products	13	153	76	(92)%	(83)%
Sales to airline segment	108	3	307	NM	(65)%
Third party refinery sales	777	292	40	NM	NM
Operating revenue	$1,434	$513	$1,501	NM	(4)%

Operating (loss) income	$(157)	$(114)	$37	38%	NM
Refinery segment impact on average price per fuel gallon	$0.23	$0.69	$(0.03)	(67)%	NM

	Six Months Ended June 30,			2021 vs. 2020	2021 vs. 2019
(in millions, except per gallon data)	2021	2020	2019	% Increase (Decrease)	% Increase (Decrease)
Exchange products	$1,039	$895	$1,811	16%	(43)%
Sales of refined products	17	296	307	(94)%	(94)%
Sales to airline segment	108	214	578	(50)%	(81)%
Third party refinery sales	1,317	292	89	NM	NM
Operating revenue	$2,481	$1,697	$2,785	46%	(11)%

Operating (loss) income	$(283)	$(85)	$3	NM	NM
Refinery segment impact on average price per fuel gallon	$0.23	$0.08	$—	NM	NM

Refinery revenues decreased compared to the three and six months ended June 30, 2019 due to lower refinery run rates during the period, as well as lower pricing for refined products and increased compared to the three and six months ended June 30, 2020 due to higher production and demand experienced since the prior year period. The operating loss was higher in the three and six months ended June 30, 2021 as compared to the prior periods, which was mainly driven by an increase in Renewable Identification Numbers ("RINs") compliance costs discussed below, and was partially offset by cost savings resulting from decreased production levels compared to the June 2019 periods.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 31

Item 2. MD&A - Refinery Segment
A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase RINs from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs requirement in the secondary market. Observable RINs prices increased throughout the six months ended June 30, 2021, with Monroe incurring $252 million and $410 million in RINs compliance costs during the three and six months ended June 30, 2021 as compared to $25 million and $52 million in the three and six months ended June 30, 2020, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended June 30,						2021 vs. 2020 % Increase (Decrease)		2021 vs. 2019 % Increase (Decrease)
Consolidated(1)	2021		2020		2019
Revenue passenger miles (in millions)	33,285		3,621		63,173		NM		(47)%
Available seat miles (in millions)	48,529		10,596		71,754		NM		(32)%
Passenger mile yield	16.04	¢	18.73	¢	18.00	¢	(14)%		(11)%
PRASM	11.00	¢	6.40	¢	15.84	¢	72%		(31)%
TRASM	14.68	¢	13.85	¢	17.47	¢	6%		(16)%
TRASM, adjusted(2)	13.08	¢	11.10	¢	17.35	¢	18%		(25)%
CASM	13.00	¢	59.30	¢	14.51	¢	(78)%		(10)%
CASM-Ex(2)	11.42	¢	41.96	¢	10.47	¢	(73)%		9%
CASM, adjusted(2)	14.43	¢	45.33	¢	14.37	¢	(68)%		0.5%
Passenger load factor	69%		34%		88%		35	pts	(19)	pts
Fuel gallons consumed (in millions)	690		165		1,099		NM		(37)%
Average price per fuel gallon(3)	$2.16		$2.25		$2.08		(4)%		4%
Average price per fuel gallon, adjusted(2)(3)	$2.12		$2.16		$2.07		(2)%		2%

	Six Months Ended June 30,						2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
Consolidated(1)	2021		2020		2019
Revenue passenger miles (in millions)	51,233		46,684		114,790		10%	(55)%
Available seat miles (in millions)	88,647		69,481		134,169		28%	(34)%
Passenger mile yield	15.79	¢	17.67	¢	17.96	¢	(11)%	(12)%
PRASM	9.12	¢	11.87	¢	15.37	¢	(23)%	(41)%
TRASM	12.72	¢	14.48	¢	17.15	¢	(12)%	(26)%
TRASM, adjusted(2)	11.23	¢	14.06	¢	17.01	¢	(20)%	(34)%
CASM	13.38	¢	22.00	¢	14.80	¢	(39)%	(10)%
CASM-Ex(2)	12.14	¢	17.06	¢	10.95	¢	(29)%	11%
CASM, adjusted(2)	14.96	¢	19.88	¢	14.65	¢	(25)%	2%
Passenger load factor	58%		67%		86%		(9) pts	(28)	pts
Fuel gallons consumed (in millions)	1,235		1,046		2,061		18%	(40)%
Average price per fuel gallon(3)	$2.03		$1.88		$2.07		8%	(2)%
Average price per fuel gallon, adjusted(2)(3)	$2.03		$1.87		$2.06		9%	(1)%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measure defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity, refinery segment results and environmental sustainability activity.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 32

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at June 30, 2021 are summarized in the following table. As of June 30, 2021, less than 10% of our mainline and regional aircraft were temporarily parked compared to 50% as of June 30, 2020.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments(2)
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
B-717-200	9	33	11	53	20.2
B-737-800	73	4	—	77	19.8
B-737-900ER	81	—	49	130	4.8	29
B-757-200	93	7	—	100	23.9
B-757-300	16	—	—	16	18.4
B-767-300ER	39	—	—	39	24.8
B-767-400ER	21	—	—	21	20.5
A220-100	37	4	—	41	1.8	4
A220-300	9	—	—	9	0.5	41	50
A319-100	55	2	—	57	19.4
A320-200	51	4	—	55	25.4
A321-200	62	22	36	120	2.7	7
A321-200neo	—	—	—	—	—	125	100
A330-200	11	—	—	11	16.3
A330-300	28	—	3	31	12.5
A330-900neo	3	3	5	11	1.1	26
A350-900	13	—	2	15	3.0	27
Total	601	79	106	786	13.8	259	150

(1)Excludes certain aircraft we own or lease or that are operated by regional carriers on our behalf shown in the table below.
(2)Purchase commitments include seven A350-900 lease commitments in 2021 incremental to our order book with Airbus.

The table below summarizes the aircraft operated by regional carriers on our behalf at June 30, 2021.

Regional aircraft information by fleet type and carrier
	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	51	13	103	—	—	167
SkyWest Airlines, Inc.	—	5	40	—	68	113
Republic Airways, Inc.	—	—	—	15	46	61
Total	51	18	143	15	114	341

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 33

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of June 30, 2021, we had $17.8 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. We are continuing to evaluate the appropriate level of liquidity to maintain following the COVID-19 pandemic though, at least in the near term, we expect this level to be higher than the liquidity maintained prior to the pandemic.

Sources and Uses of Liquidity
Operating Activities

Operating activities in the six months ended June 30, 2021 provided $2.6 billion compared to providing $68 million and $5.2 billion in the six months ended June 30, 2020 and 2019, respectively. As described above, we are experiencing a domestic demand recovery and expect this to continue throughout 2021. If the demand environment continues to evolve in this manner, we expect to generate positive cash flows from operations, including funds received from the government support programs described in "Financing Activities" below, during 2021.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the reduction in demand for air travel due to the COVID-19 pandemic resulted in a lower level of advance bookings and the associated cash received than we have historically experienced, which has impacted the typical seasonal trend of the air traffic liability.

Domestic demand improved steadily since the latter half of the March 2021 quarter as consumers have gained confidence to travel and increased ticket purchases for travel further in advance. In June 2021, domestic leisure bookings approached June 2019 levels and our air traffic liability increased during the June 2021 quarter more than our historical seasonality-based growth. Travel credits represented approximately 35% of the air traffic liability as of June 30, 2021.

Fuel. Fuel expense represented approximately 21% of our total operating expense for the six months ended June 30, 2021. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. As demand continues to increase and capacity returns, we expect fuel consumption to increase compared to the comparable period of 2020, although we still expect it to be lower than the comparable period in 2019.

Employee Benefit Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We have no minimum funding requirements for our defined benefit pension plans in 2021. However, we voluntarily contributed $1.5 billion to these plans during the June 2021 quarter. At this level of funding, investment returns are expected to satisfy future benefit payments, which we believe would eliminate further material voluntary or required cash contributions to the plans, under the terms of the Pension Protection Act of 2006. Further, based on this level of funding, we are modifying the asset allocation mix in an effort to reduce the investment risk of the portfolio and protect the plans' funded status. Estimates of future funding requirements are based on various assumptions and could vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets, statutory requirements and demographic data for participants.

Voluntary Separation Programs. In 2020, we recorded a $3.4 billion charge associated with voluntary early retirement and separation programs and other employee benefit charges. Approximately $300 million of this charge was disbursed in cash payments to participants in the six months ended June 30, 2021 in addition to $720 million disbursed in 2020. We anticipate that a total of approximately $600 million in cash payments will be made to participants in 2021 with the remaining payments in 2022 and beyond.

Government Support Programs. See "Financing Activities" below for discussion of the impact to our liquidity from the payroll support program extensions. The $4.5 billion of grants received during the six months ended June 30, 2021 are included in our operating cash flow.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 34

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the six months ended June 30, 2021, we redeemed a net of $907 million in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $1.2 billion and $2.9 billion for the six months ended June 30, 2021 and 2019, respectively. Our capital expenditures during the six months ended June 30, 2021 were primarily related to our airport redevelopment projects, purchases of aircraft, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the airport project discussed below, our expected 2021 capital expenditures of approximately $3.2 billion, which may vary depending on financing decisions, will be primarily for aircraft, including deliveries and advance deposit payments, as well as aircraft modifications and technology enhancements.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey (“Port Authority”) to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is underway and will be phased to limit passenger inconvenience. Due to an acceleration effort that commenced in 2020, completion is now expected by 2025.

We currently expect our project costs to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $900 million on this project during 2021, of which $477 million was incurred in the six months ended June 30, 2021.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2021, we repaid approximately $3.1 billion on our debt and finance leases, of which approximately $2.0 billion was the early repayment of the term loan secured by certain of our slots, gates and routes and various EETCs. We plan to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2021.

The principal amount of our debt and finance leases was $29.3 billion at June 30, 2021.

Government Support Programs. The Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and included an extension of the payroll support program created under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") providing an additional $15 billion in grants and loans to the airline industry to be used for airline employee wages, salaries and benefits. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. During the six months ended June 30, 2021, we received a total of $3.3 billion in payroll support payments under this extension agreement, which must be used exclusively for the payment of employee wages, salaries and benefits and were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021.

These support payments consisted of $2.3 billion in a grant and $957 million in an unsecured 10-year low interest loan and, in return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 2.4 million shares of Delta common stock. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $905 million of noncurrent debt, net of discount, and $52 million in additional paid in capital, respectively.

The American Rescue Plan Act of 2021 was enacted on March 11, 2021, and included a further extension of the payroll support program providing an additional $14 billion in grants and loans to the industry to be used for airline employee wages, salaries and benefits. In April 2021, we entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury. During the June 2021 quarter we received a total of $3.1 billion in payroll support payments under this agreement, which must be used exclusively for the payment of employee wages, salaries and benefits and is conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the agreement through September 30, 2021 or the date on which we have expended all of the payroll support, whichever is later.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 35

Item 2. MD&A - Financial Condition and Liquidity

These support payments consisted of $2.2 billion in a grant and $891 million in an unsecured 10-year low interest loan and, in return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 1.9 million shares of Delta common stock. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The warrants have an initial exercise price of $47.80 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $857 million of noncurrent debt, net of discount, and $34 million in additional paid in capital, respectively.

Undrawn Lines of Credit

As of June 30, 2021, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of June 30, 2021, including approximately $300 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

Covenants

We were in compliance with the covenants in our debt agreements at June 30, 2021.

Critical Accounting Estimates

For information regarding our Critical Accounting Estimates, see the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. June 2021 Form 10-Q                                 36

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

Pre-tax (loss)/income, adjusted

The following table shows a reconciliation of pre-tax income/(loss) (a GAAP measure) to pre-tax (loss)/income, adjusted (a non-GAAP financial measure). Pre-tax (loss)/income, adjusted excludes the following items directly related to the impact of COVID-19 and our response for comparability with the prior period:

•Restructuring charges. During 2020, we recorded restructuring charges, including certain accruals, following strategic business decisions in response to the COVID-19 pandemic. In the June 2021 quarter, we recognized $8 million of adjustments to certain of those restructuring charges, representing changes in our estimates.

•Government grant recognition. We recognized $1.5 billion of the grant proceeds from the payroll support program extensions as contra-expense during the June 2021 quarter. We are recognizing the grant proceeds as contra-expense based on the periods that the funds are intended to compensate and expect to use all proceeds from the payroll support program extensions in the second half of 2021.

•Impairments and equity method losses. In the June 2020 quarter, we recognized $2.1 billion of charges related to write-downs of our investments in LATAM and Grupo Aeroméxico following their financial losses and separate Chapter 11 bankruptcy filings, and the write-down of our investment in Virgin Atlantic based on our share of its losses.

•Loss on extinguishment of debt. This adjustment relates to early termination of a portion of our debt.

We also regularly adjust pre-tax income/(loss) for the following items to determine pre-tax (loss)/income, adjusted for the reasons described below.

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

•MTM adjustments on investments. Unrealized gains/losses result from our equity investments that are accounted for at fair value in non-operating expense. These gains/losses are driven by changes in stock prices, other valuation techniques for investments in companies without publicly-traded shares and foreign currency fluctuations. Adjusting for these gains/losses allows investors to better understand and analyze our core operational performance in the periods shown.

•Delta Private Jets adjustment. Because we combined Delta Private Jets with Wheels Up in January 2020, we have excluded the impact of Delta Private Jets from 2019 results for comparability.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 37

Item 2. MD&A - Supplemental Information

Pre-tax (loss)/income, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2021	2020	2019
Pre-tax income/(loss)	$776	$(7,014)	$1,907
Adjusted for:
Restructuring charges	8	2,454	—
Government grant recognition	(1,504)	(1,280)	—
Impairments and equity method losses	—	2,058	—
Loss on extinguishment of debt	26	—	—
MTM adjustments and settlements on hedges	24	14	10
Equity investment MTM adjustments	—	(87)	(2)
MTM adjustments on investments	(211)	(9)	82
Delta Private Jets adjustment	—	—	1
Pre-tax (loss)/income, adjusted	$(881)	$(3,864)	$1,998

Operating Expense, adjusted

The following table shows a reconciliation of operating expense (a GAAP measure) to operating expense, adjusted (a non-GAAP financial measure). Operating expense, adjusted excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax (loss)/income, adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We also adjust operating expense for MTM adjustments and settlements on hedges and the impact of Delta Private Jets for the same reasons described above under the heading pre-tax (loss)/income, adjusted. We also adjust operating expense for the following item for the reason described below.

•Third-party refinery sales. Refinery sales to third parties, and related expenses, are not related to our airline segment. Operating expense, adjusted therefore provides a more meaningful comparison of operating expenses from our airline operations to the rest of the airline industry.

Operating expense, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2021	2020	2019
Operating expense	$6,310	$6,283	$10,408
Adjusted for:
Restructuring charges	(8)	(2,454)	—
Government grant recognition	1,504	1,280	—
MTM adjustments and settlements on hedges	(24)	(14)	(10)
Third-party refinery sales	(777)	(292)	(40)
Delta Private Jets adjustment	—	—	(50)
Operating expense, adjusted	$7,005	$4,803	$10,308

Delta Air Lines, Inc. June 2021 Form 10-Q                                 38

Item 2. MD&A - Supplemental Information
Fuel expense, adjusted and Average fuel price per gallon, adjusted

The following table shows a reconciliation of fuel expense (a GAAP measure) to fuel expense, adjusted (a non-GAAP financial measure). We adjust for MTM adjustments and settlements on hedges and the impact of Delta Private Jets for the same reasons described under the heading pre-tax (loss)/income, adjusted.

Fuel expense, adjusted reconciliation
				Average Price Per Gallon
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions, except per gallon data)	2021	2020	2019	2021	2020	2019
Total fuel expense	$1,487	$372	$2,291	$2.16	$2.25	$2.08
MTM adjustments and settlements on hedges	(24)	(14)	(10)	(0.03)	(0.09)	(0.01)
Delta Private Jets adjustment	—	—	(8)	—	—	(0.01)
Total fuel expense, adjusted	$1,463	$357	$2,274	$2.12	$2.16	$2.07

				Average Price Per Gallon
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions, except per gallon data)	2021	2020	2019	2021	2020	2019
Total fuel expense	$2,504	$1,967	$4,269	$2.03	$1.88	$2.07
MTM adjustments and settlements on hedges	(1)	(7)	(17)	—	(0.01)	(0.01)
Delta Private Jets adjustment	—	—	(15)	—	—	(0.01)
Total fuel expense, adjusted	$2,504	$1,959	$4,237	$2.03	$1.87	$2.06

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for the impact of Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted.

TRASM, adjusted reconciliation
	Three Months Ended June 30,						Six Months Ended June 30,
	2021		2020		2019		2021		2020		2019
TRASM (cents)	14.68	¢	13.85	¢	17.47	¢	12.72	¢	14.48	¢	17.15	¢
Adjusted for:
Third-party refinery sales	(1.60)		(2.76)		(0.06)		(1.49)		(0.42)		(0.07)
Delta Private Jets adjustment	—		—		(0.07)		—		—		(0.07)
TRASM, adjusted	13.08	¢	11.10	¢	17.35	¢	11.23	¢	14.06	¢	17.01	¢

Delta Air Lines, Inc. June 2021 Form 10-Q                                 39

Item 2. MD&A - Supplemental Information
CASM-Ex

The following table shows a reconciliation of operating cost per available seat mile ("CASM") (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). CASM-Ex excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax (loss)/income, adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We adjust for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for the impact of Delta Private Jets for the same reason described above under the heading pre-tax (loss)/income, adjusted. We also adjust CASM for the following items to determine CASM-Ex for the reasons described below.

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

CASM-Ex reconciliation
	Three Months Ended June 30,						Six Months Ended June 30,
	2021		2020		2019		2021		2020		2019
CASM (cents)	13.00	¢	59.30	¢	14.51	¢	13.38	¢	22.00	¢	14.80	¢
Adjusted for:
Restructuring charges	(0.02)		(23.15)		—		0.04		(3.53)		—
Government grant recognition	3.10		12.08		—		3.03		1.84		—
Aircraft fuel and related taxes	(3.06)		(3.51)		(3.19)		(2.82)		(2.83)		(3.18)
Third-party refinery sales	(1.60)		(2.76)		(0.06)		(1.49)		(0.42)		(0.07)
Profit sharing	—		—		(0.72)		—		—		(0.55)
Delta Private Jets adjustment	—		—		(0.06)		—		—		(0.06)
CASM-Ex	11.42	¢	41.96	¢	10.47	¢	12.14	¢	17.06	¢	10.95	¢

CASM, adjusted

The following table shows a reconciliation of CASM (a GAAP measure) to CASM, adjusted (a non-GAAP financial measure). CASM, adjusted excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax (loss)/income, adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We also adjust CASM for MTM adjustments and settlements on hedges and the impact of Delta Private Jets for the same reasons described above under the heading pre-tax (loss)/income, adjusted. We adjust for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted.

CASM, adjusted reconciliation
	Three Months Ended June 30,						Six Months Ended June 30,
	2021		2020		2019		2021		2020		2019
CASM (cents)	13.00	¢	59.30	¢	14.51	¢	13.38	¢	22.00	¢	14.80	¢
Adjusted for:
Restructuring charges	(0.02)		(23.15)		—		0.04		(3.53)		—
Government grant recognition	3.10		12.08		—		3.03		1.84		—
MTM adjustments and settlements on hedges	(0.05)		(0.14)		(0.01)		—		(0.01)		(0.01)
Third-party refinery sales	(1.60)		(2.76)		(0.06)		(1.49)		(0.42)		(0.07)
Delta Private Jets adjustment	—		—		(0.07)		—		—		(0.07)
CASM, adjusted	14.43	¢	45.33	¢	14.37	¢	14.96	¢	19.88	¢	14.65	¢

Delta Air Lines, Inc. June 2021 Form 10-Q                                 40

Item 2. MD&A - Supplemental Information
Free Cash Flow

We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

•Net (redemptions)/purchases of short-term investments. Net (redemptions)/purchases of short-term investments represent the net purchase and sale activity of investments and marketable securities in the period, including gains and losses. We adjust for this activity to provide investors a better understanding of the company's free cash flow generated by our operations.

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

Free cash flow reconciliation
	Three Months Ended June 30,
(in millions)	2021	2020	2019
Net cash provided by/(used in) operating activities	$1,866	$(290)	$3,268
Net cash provided by/(used in) investing activities	26	(4,076)	(1,562)
Adjusted for:
Net (redemptions)/purchases of short-term investments	(697)	4,302	—
Strategic investments and related	(74)	—	89
Net cash flows related to certain airport construction projects and other	329	43	54
Free cash flow	$1,450	$(21)	$1,849

Delta Air Lines, Inc. June 2021 Form 10-Q                                 41

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, concluded that the controls and procedures were effective as of June 30, 2021 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Delta Air Lines, Inc. June 2021 Form 10-Q                                 42

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2021 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the June 2021 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 2021	14,281	$46.77	14,281	$—
May 2021	2,208	$46.78	2,208	$—
June 2021	6,360	$44.78	6,360	$—
Total	22,849		22,849

Delta Air Lines, Inc. June 2021 Form 10-Q                                 43

ITEM 6. EXHIBITS
(a) Exhibits
10.1     Payroll Support Program 3 Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury
10.2     Warrant Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (including Form of Warrant to Purchase Common Stock)
10.3(a)     Amendment No. 3 dated April 22, 2021 to Airbus A321 NEO Aircraft Purchase Agreement, dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 3”)*
10.3(b)     Amended and Restated Letter Agreements related to Amendment No. 3 dated April 22, 2021*
10.4     Offer letter, dated as of May 14, 2021, between Delta Air Lines, Inc. and Dan Janki (including addendum)
10.5     Terms of 2021 Restricted Stock Awards for Non-Employee Directors
15    Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
31.2    Certification by Delta's Interim Co-Chief Financial Officer and Senior Vice President - Finance and Controller with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
31.3    Certification by Delta's Interim Co-Chief Financial Officer and Senior Vice President - Business Development and Financial Planning with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Senior Vice Presidents and Interim Co-Chief Financial Officers with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Portions of this exhibit have been redacted pursuant to item 601(b)(10)(iv) of Regulation S-K.
Delta Air Lines, Inc. June 2021 Form 10-Q                                 44

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Interim Co-Chief Financial Officer and Senior Vice President - Finance and Controller
(Co-Principal Financial Officer and Principal Accounting Officer)
July 14, 2021

Delta Air Lines, Inc. June 2021 Form 10-Q                                 45