Form 10-Q
period 2021-09-30
DELTA AIR LINES, INC.
filed 2021-10-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2021:
Common Stock, $0.0001 par value - 640,013,818 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2021, the related condensed consolidated statements of operations and comprehensive income/(loss) and consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 13, 2021

Delta Air Lines, Inc. September 2021 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,785	$8,307
Short-term investments	4,417	5,789
Accounts receivable, net of an allowance for uncollectible accounts of $78 and $89	2,183	1,396
Fuel inventory	641	377
Expendable parts and supplies inventories, net of an allowance for obsolescence of $174 and $188	371	355
Prepaid expenses and other	1,074	1,180
Total current assets	17,471	17,404
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $18,693 and $17,511	27,816	26,529
Operating lease right-of-use assets	5,827	5,733
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $890 and $883	6,004	6,011
Cash restricted for airport construction	713	1,556
Equity investments	1,919	1,665
Deferred income taxes, net	1,813	1,988
Other noncurrent assets	1,467	1,357
Total noncurrent assets	55,312	54,592
Total assets	$72,783	$71,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,296	$1,732
Current maturities of operating leases	636	678
Air traffic liability	6,246	4,044
Accounts payable	4,017	2,840
Accrued salaries and related benefits	2,198	2,086
Loyalty program deferred revenue	2,619	1,777
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,812	1,670
Total current liabilities	20,924	15,927
Noncurrent Liabilities:
Debt and finance leases	25,523	27,425
Noncurrent air traffic liability	130	500
Pension, postretirement and related benefits	8,408	10,630
Loyalty program deferred revenue	4,837	5,405
Noncurrent operating leases	5,742	5,713
Other noncurrent liabilities	4,613	4,862
Total noncurrent liabilities	49,253	54,535

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 649,758,099 and 647,352,203 shares issued	—	—
Additional paid-in capital	11,428	11,259
Retained earnings/(accumulated deficit)	259	(428)
Accumulated other comprehensive loss	(8,800)	(9,038)
Treasury stock, at cost, 9,744,281 and 9,169,683 shares	(281)	(259)
Total stockholders' equity	2,606	1,534
Total liabilities and stockholders' equity	$72,783	$71,996
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Operating Revenue:
Passenger	$7,191	$1,938	$15,278	$10,185
Cargo	262	142	728	403
Other	1,701	982	4,423	2,534
Total operating revenue	9,154	3,062	20,429	13,122

Operating Expense:
Salaries and related costs	2,566	2,012	7,096	7,000
Aircraft fuel and related taxes	1,552	486	4,056	2,453
Ancillary businesses and refinery	1,079	561	2,724	1,181
Contracted services	634	419	1,723	1,536
Depreciation and amortization	501	545	1,494	1,813
Landing fees and other rents	524	458	1,477	1,430
Regional carrier expense	453	290	1,258	1,204
Aircraft maintenance materials and outside repairs	433	106	1,014	618
Passenger commissions and other selling expenses	308	100	640	548
Passenger service	226	92	520	456
Aircraft rent	105	99	313	295
Restructuring charges	33	5,345	(3)	7,798
Government grant recognition	(1,822)	(1,315)	(4,512)	(2,595)
Other	357	250	1,006	996
Total operating expense	6,949	9,448	18,806	24,733

Operating Income/(Loss)	2,205	(6,386)	1,623	(11,611)

Non-Operating Expense:
Interest expense, net	(314)	(291)	(1,014)	(564)
Impairments and equity method losses	(49)	(114)	(102)	(2,432)
Gain/(loss) on investments, net	(223)	(95)	251	(199)
Loss on extinguishment of debt	(183)	—	(266)	—
Miscellaneous, net	96	27	301	327
Total non-operating expense, net	(673)	(473)	(830)	(2,868)

Income/(Loss) Before Income Taxes	1,532	(6,859)	793	(14,479)

Income Tax (Provision)/Benefit	(320)	1,480	(105)	2,849

Net Income/(Loss)	$1,212	$(5,379)	$688	$(11,630)

Basic Earnings/(Loss) Per Share	$1.90	$(8.47)	$1.08	$(18.30)
Diluted Earnings/(Loss) Per Share	$1.89	$(8.47)	$1.07	$(18.30)
Cash Dividends Declared Per Share	$—	$—	$—	$0.40

Comprehensive Income/(Loss)	$1,294	$(5,381)	$926	$(11,580)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Net Cash Provided by/(Used in) Operating Activities	$2,708	$(2,507)

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(961)	(594)
Ground property and equipment, including technology	(1,068)	(757)
Proceeds from sale-leaseback transactions	—	465
Purchase of short-term investments	(10,799)	(8,700)
Redemption of short-term investments	12,158	3,654
Purchase of equity investments	—	(2,099)
Other, net	252	(159)
Net cash used in investing activities	(418)	(8,190)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	—	3,261
Proceeds from long-term obligations	1,902	22,481
Proceeds from sale-leaseback transactions	—	2,306
Payments on debt and finance lease obligations	(4,685)	(2,318)
Repurchase of common stock	—	(344)
Cash dividends	—	(260)
Fuel card obligation	—	364
Other, net	98	(177)
Net cash (used in)/provided by financing activities	(2,685)	25,313

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	(395)	14,616
Cash, cash equivalents and restricted cash equivalents at beginning of period	10,055	3,730
Cash, cash equivalents and restricted cash equivalents at end of period	$9,660	$18,346

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$904	$347
Right-of-use assets acquired under operating leases	536	1,062
Other financings	240	115

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2021	2020
Current assets:
Cash and cash equivalents	$8,785	$16,477
Restricted cash included in prepaid expenses and other	162	189
Noncurrent assets:
Cash restricted for airport construction	713	1,680
Total cash, cash equivalents and restricted cash equivalents	$9,660	$18,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2020	647	$—	$11,259	$(428)	$(9,038)	9	$(259)	$1,534
Net loss	—	—	—	(1,177)	—	—	—	(1,177)
Other comprehensive income	—	—	—	—	78	—	—	78
Common stock issued for employee equity awards(1)	2	—	23	—	—	1	(20)	3
Government grant warrant issuance	—	—	44	—	—	—	—	44
Balance at March 31, 2021	649	$—	$11,326	$(1,605)	$(8,960)	10	$(279)	$482
Net income	—	—	—	652	—	—	—	652
Other comprehensive income	—	—	—	—	78	—	—	78
Common stock issued for employee equity awards(1)	1	—	28	—	—	—	(1)	27
Government grant warrant issuance	—	—	42	—	—	—	—	42
Balance at June 30, 2021	650	$—	$11,396	$(953)	$(8,882)	10	$(280)	$1,281
Net income	—	—	—	1,212	—	—	—	1,212
Other comprehensive income	—	—	—	—	82	—	—	82
Common stock issued for employee equity awards(1)	—	—	32	—	—	—	(1)	31
Balance at September 30, 2021	650	$—	$11,428	$259	$(8,800)	10	$(281)	$2,606

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $38.35, $46.21 and $43.48 in the March 2021 quarter, June 2021 quarter and September 2021 quarter, respectively.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2019	652	$—	$11,129	$12,454	$(7,989)	9	$(236)	$15,358
Net loss	—	—	—	(534)	—	—	—	(534)
Dividends declared	—	—	—	(257)	—	—	—	(257)
Other comprehensive income	—	—	—	—	91	—	—	91
Common stock issued for employee equity awards(1)	1	—	29	—	—	1	(34)	(5)
Stock purchased and retired	(6)	—	(104)	(240)	—	—	—	(344)
Balance at March 31, 2020	647	$—	$11,054	$11,423	$(7,898)	10	$(270)	$14,309
Net loss	—	—	—	(5,717)	—	—	—	(5,717)
Other comprehensive loss	—	—	—	—	(39)	—	—	(39)
Common stock issued for employee equity awards(1)	—	—	38	—	—	—	(1)	37
Government grant warrant issuance	—	—	100	—	—	—	—	100
Balance at June 30, 2020	647	$—	$11,192	$5,706	$(7,937)	10	$(271)	$8,690
Net loss	—	—	—	(5,379)	—	—	—	(5,379)
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Common stock issued for employee equity awards(1)	—	—	35	—	—	—	(1)	34
Government grant warrant issuance	—	—	14	—	—	—	—	14
Balance at September 30, 2020	647	$—	$11,241	$327	$(7,939)	10	$(272)	$3,357

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $56.48, $25.56 and $28.29 in the March 2020 quarter, June 2020 quarter and September 2020 quarter, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 6

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

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Regional Carrier Expense

We previously allocated certain costs (such as landing fees and other rents, salaries and related costs and contracted services) to regional carrier expense in our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) ("income statement") based on relevant statistics (such as passenger counts). Beginning in the March 2021 quarter we ceased performing this allocation and have reclassified the costs presented in prior periods to align with this presentation. This reclassification better reflects the nature of, and how management views, these regional carrier related expenses. This allocation was approximately $900 million in 2020, including approximately $200 million in the September 2020 quarter, and $1.4 billion in 2019, including approximately $360 million in the September 2019 quarter. The remaining amounts in regional carrier expense represent the accrual of payments to our regional carriers under capacity purchase agreements and the expenses of our wholly owned regional subsidiary, Endeavor Air, Inc.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 7

Notes to the Consolidated Financial Statements
NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Ticket	$6,237	$1,634	$13,067	$8,712
Loyalty travel awards	544	143	1,213	731
Travel-related services	410	161	998	742
Total passenger revenue	$7,191	$1,938	$15,278	$10,185

We recognized approximately $1.8 billion and $3.0 billion in passenger revenue during the nine months ended September 30, 2021 and 2020, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

In the March 2021 quarter, we announced the extension of the validity of all passenger tickets and travel credits purchased or expiring in 2021 to December 31, 2022. Additionally, with the exception of Basic Economy tickets, we eliminated change fees for tickets originating in North America and waived change fees for those originating outside of North America. We also implemented a waiver that allows Basic Economy tickets purchased for travel in 2021, which are normally non-changeable, to be changed without paying a fee regardless of origin or destination.

We estimate the value of tickets that will expire unused (“breakage”) and recognize revenue at the scheduled flight date. Our breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior. Given the change in ticket validity terms made in 2021 and the uncertainty caused by the COVID-19 pandemic, our estimates of revenue that will be recognized from the air traffic liability for unused tickets may vary in future periods.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Refinery	$872	$417	$2,189	$709
Loyalty program	453	343	1,260	1,086
Ancillary businesses	215	155	586	476
Miscellaneous	161	67	388	263
Total other revenue	$1,701	$982	$4,423	$2,534

Refinery. This represents refinery sales to third parties, which are at or near cost; accordingly, the margin on these sales is de minimis.

Loyalty Program. Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2021 and 2020, total cash sales from marketing agreements related to our loyalty program were $2.9 billion and $2.2 billion, respectively, which are allocated to travel and other performance obligations.

Ancillary Businesses. Ancillary businesses includes aircraft maintenance services we provide to third parties and our vacation wholesale operations.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 8

Notes to the Consolidated Financial Statements
Current Activity of the Loyalty Program. Miles are combined in one homogeneous pool and are not separately identifiable. Therefore, revenue is comprised of miles that were part of the loyalty program deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2021	2020
Balance at January 1	$7,182	$6,728
Miles earned	1,541	1,132
Miles redeemed for air travel	(1,213)	(731)
Miles redeemed for non-air travel and other	(54)	(40)
Balance at September 30	$7,456	$7,089

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Domestic	$5,759	$1,647	$12,517	$7,812
Atlantic	730	132	1,160	1,014
Latin America	564	97	1,313	879
Pacific	138	62	288	480
Total	$7,191	$1,938	$15,278	$10,185

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Domestic	$7,311	$2,585	$16,572	$10,116
Atlantic	954	240	1,688	1,353
Latin America	653	126	1,620	1,015
Pacific	236	111	549	638
Total	$9,154	$3,062	$20,429	$13,122

Delta Air Lines, Inc. September 2021 Form 10-Q                                 9

Notes to the Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2021	Level 1	Level 2	Level 3
Cash equivalents	$6,098	$6,098	$—	$—
Restricted cash equivalents	874	874	—	—
Short-term investments	4,417	2,291	2,126	—
Long-term investments	1,659	1,525	37	97

(in millions)	December 31, 2020	Level 1	Level 2	Level 3
Cash equivalents	$5,755	$5,755	$—	$—
Restricted cash equivalents	1,747	1,747	—	—
Short-term investments	5,789	3,919	1,870	—
Long-term investments	1,417	948	38	431

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

As of September 30, 2021, the estimated fair value of our short-term investments was $4.4 billion. Of these investments, $3.7 billion are expected to mature in one year or less, with the remainder maturing by the first half of 2023. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

Long-Term Investments. Our long-term investments measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. In the September 2021 quarter, Wheels Up Experience Inc. ("Wheels Up") became publicly traded and, as of September 30, 2021, our investment in Wheels Up is classified as Level 1. In the June 2021 quarter, Clear Secure, Inc. ("CLEAR") became publicly traded and our investment is classified as Level 1. In addition, our equity investments in private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances and forecasts provided by our investees. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. See Note 4, "Investments," for further information on our equity investments.

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

Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net in our income statement within non-operating expense and are driven by changes in stock prices, other valuation techniques for investments in companies without publicly-traded shares and foreign currency fluctuations.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 10

Notes to the Consolidated Financial Statements
Our share of Unifi Aviation's financial results is recorded in contracted services in our income statement as this entity is integral to the operations of our business by providing services at our airport locations, while our share of other equity method investees' financial results is recorded in impairments and equity method losses in our income statement under non-operating expense. If an investment accounted for under the equity method experiences a loss in value that is determined to be other than temporary, we will reduce our carrying value of the investment to fair value and record the loss in impairments and equity method losses in our income statement.

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Wheels Up	Fair Value	21%	24%	$343	$210
Hanjin-KAL	Fair Value	13%	13%	456	512
Air France-KLM	Fair Value	6%	9%	184	235
China Eastern	Fair Value	3%	3%	179	201
CLEAR	Fair Value	6%	6%	340	120
Unifi Aviation	Equity Method	49%	49%	167	154
Other investments	Various			250	233
Equity investments				$1,919	$1,665

Wheels Up. In July 2021, Wheels Up became a publicly-traded company through a merger with Aspirational Consumer Lifestyle Corp ("Aspirational"). Aspirational subsequently changed its name to Wheels Up Experience Inc. and its common stock trades on the New York Stock Exchange under the symbol UP. We account for our investment under the fair value option and are using the stock price to recognize fair value adjustments beginning in the September 2021 quarter.

CLEAR. In the June 2021 quarter, CLEAR completed an initial public offering of Class A common stock, which trades on the New York Stock Exchange under the symbol YOU. We own shares of Alclear Holdings, LLC, which are convertible on a one-to-one basis for the Class A common stock of CLEAR. Our 6% ownership interest is determined on a fully exchanged and converted basis. We account for our investment under the fair value method and are using the stock price to recognize fair value adjustments.

Other Investments. This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment. Included therein are our investments in Grupo Aeroméxico, LATAM Airlines Group S.A. ("LATAM") and Virgin Atlantic, all of which are undergoing in-court or out-of-court restructurings, and the carrying values of these investments have been reduced to and remain zero as of September 30, 2021. In order to support our relationships with these carriers, we have provided them with strategic and operational assistance through their restructurings. As of September 30, 2021, we had notes payable of approximately $525 million, which were recorded in current maturities of debt and finance leases, and receivables from those carriers recorded within other noncurrent assets, including $185 million related to our option to purchase certain obligations of a lender under Grupo Aeroméxico's restructuring process and that lender’s right to require us to purchase that portion of its obligations.

GOL. During 2020, we loaned GOL Linhas Aéreas Inteligentes, the parent company of GOL Linhas Aéreas (operating as GOL), $250 million to be used exclusively to repay the term loan we had previously guaranteed. In the June 2021 quarter, GOL repaid the outstanding balance of this loan in full.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			September 30,	December 31,
(in millions)	Dates			September 30, 2021			2021	2020
Unsecured notes	2022	to	2029	2.90%	to	7.38%	$4,460	$5,350
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			3,496	1,648
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	6,000	6,000
SkyMiles Term Loan(1)(2)	2023	to	2027	4.75%			2,865	3,000
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			2,823	3,500
2020 Term Loan	n/a			n/a			—	1,493
2018 Revolving Credit Facility(2)	2022	to	2023	Undrawn			—	—
Financing arrangements secured by aircraft:
Certificates(1)	2021	to	2028	2.00%	to	8.00%	1,990	2,633
Notes(1)(2)	2021	to	2033	0.70%	to	5.75%	1,208	1,284
NYTDC Special Facilities Revenue Bonds, Series 2020(1)	2026	to	2045	4.00%	to	5.00%	1,511	1,511
NYTDC Special Facilities Revenue Bonds, Series 2018(1)	2022	to	2036	4.00%	to	5.00%	1,383	1,383
Other financings(1)(2)	2021	to	2030	2.25%	to	8.00%	592	412
Other revolving credit facilities(2)	2022			Undrawn			—	—
Total secured and unsecured debt							26,328	28,214
Unamortized (discount)/premium and debt issue cost, net and other							(227)	(240)
Total debt							26,101	27,974
Less: current maturities							(2,024)	(1,443)
Total long-term debt							$24,077	$26,531
(1)Due in installments.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate plus a specified margin.

Unsecured Payroll Support Program Extension Loans

A summary of the amounts received and warrants issued under the initial payroll support program under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and the program extensions is set forth in the following table:

Summary of payroll support program activity
(in millions)	Total	Grant	Loan	Number of Warrants	Percentage of Outstanding Shares at September 30, 2021
Payroll Support Program (PSP1)	$5,594	$3,946	$1,648	6.8	1.1%
Payroll Support Program Extension (PSP2)	3,290	2,333	957	2.4	0.4%
Payroll Support Program 3 (PSP3)	3,069	2,178	891	1.9	0.3%
Total	$11,953	$8,457	$3,496	11.1	1.8%

Grants received were recognized in government grant recognition in our income statement over the periods that the funds were intended to compensate. The PSP1 grant was recognized during 2020 and grants received from PSP2 and PSP3 have been fully recognized as of the end of September 2021.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 12

Notes to the Consolidated Financial Statements
Payroll Support Program Extension (PSP2). The Consolidated Appropriations Act, 2021 was enacted on December 27, 2020, and included an extension of the payroll support program created under the CARES Act providing an additional $15 billion in grants and loans to the airline industry. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. During the six months ended June 30, 2021, we received a total of $3.3 billion in payroll support payments under this extension agreement, which we were required to use exclusively for the payment of employee wages, salaries and benefits and were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the extension agreement through March 2021. Other conditions include prohibitions on share repurchases and dividends through March 2022 and certain limitations on executive compensation until October 2022. The Department of Transportation also has the authority until March 1, 2022 to require airlines that received payroll support program funds to maintain scheduled air service deemed necessary to any point served by the airline before March 1, 2020.

These support payments consisted of $2.3 billion in a grant and $957 million in an unsecured 10-year low interest loan. In return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 2.4 million shares of Delta common stock. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. The warrants have an initial exercise price of $39.73 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $905 million of noncurrent debt, net of discount, and $52 million in additional paid in capital, respectively.

Payroll Support Program 3 (PSP3). The American Rescue Plan Act of 2021 was enacted on March 11, 2021, and included a further extension of the payroll support program providing an additional $14 billion in grants and loans to the airline industry. In April 2021, we entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury. During the June 2021 quarter, we received a total of $3.1 billion in payroll support payments under this agreement, which we were required to use exclusively for the payment of employee wages, salaries and benefits and was conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs from the date of the agreement through September 30, 2021 or the date on which we have expended all of the payroll support, whichever is later. Other conditions include prohibitions on share repurchases and dividends through September 30, 2022 and certain limitations on executive compensation until April 1, 2023.

These support payments consisted of $2.2 billion in a grant and $891 million in an unsecured 10-year low interest loan. In return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 1.9 million shares of Delta common stock. The loan bears interest at an annual rate of 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The warrants have an initial exercise price of $47.80 per share, subject to adjustment in certain cases, and a five-year term. We have recorded the value of the promissory note and warrants on a relative fair value basis as $857 million of noncurrent debt, net of discount, and $34 million in additional paid in capital, respectively.

2020 Term Loan

In 2020 we entered into a $1.5 billion term loan secured by certain slots, gates and routes. In the March 2021 quarter, we repaid in full the term loan, which was scheduled to mature in April 2023, and incurred a $56 million loss on extinguishment of debt, which is recorded in loss on extinguishment of debt in non-operating expense in our income statement.

Enhanced Equipment Trust Certificates ("EETCs") Prepayments

In the June 2021 quarter, we repaid in full approximately $450 million of various EETCs which were scheduled to mature between 2022 and 2023, and incurred a $26 million loss on extinguishment of debt, which is recorded in loss on extinguishment of debt in non-operating expense in our income statement.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 13

Notes to the Consolidated Financial Statements
Early Settlement of Outstanding Notes

In July 2021, we completed a cash tender offer for an aggregate purchase price of $1.0 billion, excluding accrued and unpaid interest, of our outstanding 7.0% Senior Secured Notes due 2025 (the "2025 Notes"), 7.375% Notes due 2026 (the "2026 Notes") and 4.5% Senior Secured Notes due 2025 (the "2025 SkyMiles Notes"). As a result of the tender offer, we purchased 2025 Notes, included as 2020 Senior Secured Notes in the table above, with principal amount of $677 million for approximately $800 million and 2026 Notes, included in Unsecured Notes in the table above, with principal amount of $169 million for approximately $200 million. We did not purchase any of the 2025 SkyMiles Notes under the tender offer. In addition to the early settlement of the principal amount of the purchased notes, we recorded a loss of $166 million on extinguishment of debt in non-operating expense in our income statement.

Throughout the September 2021 quarter we also repurchased $262 million of various secured certificates, unsecured notes and a portion of the SkyMiles Term Loan on the open market. These payments resulted in a $17 million loss on extinguishment of debt.

Availability Under Revolving Facilities

As of September 30, 2021, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of September 30, 2021, including approximately $300 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	September 30, 2021	December 31, 2020
Net carrying amount	$26,101	$27,974
Fair value	$28,300	$29,800

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at September 30, 2021.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2021	2020	2021	2020
Three Months Ended September 30,
Service cost	$—	$—	$21	$24
Interest cost	146	175	29	30
Expected return on plan assets	(381)	(343)	(9)	(11)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	88	74	15	10
Special termination benefits	—	—	—	1,260
Settlements	1	30	—	—
Net periodic (benefit) cost	$(146)	$(64)	$54	$1,311

Nine Months Ended September 30,
Service cost	$—	$—	$64	$72
Interest cost	437	526	88	86
Expected return on plan assets	(1,142)	(1,030)	(26)	(33)
Amortization of prior service credit	—	—	(5)	(7)
Recognized net actuarial loss	266	223	42	32
Special termination benefits	—	—	—	1,260
Settlements	1	33	—	—
Net periodic (benefit) cost	$(438)	$(248)	$163	$1,410

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

We have no minimum funding requirements for our defined benefit pension plans in 2021, however we voluntarily contributed $1.5 billion to these plans in the June 2021 quarter.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 15

Notes to the Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $16.9 billion at September 30, 2021. Also, as of September 30, 2021, we had commitments under leases that had not yet commenced of $795 million. These leases will commence between 2021 and 2024 with lease terms ranging from 7 to 12 years.

Aircraft purchase commitments
(in millions)	Total
Three months ending December 31, 2021	$550
2022	3,670
2023	3,100
2024	3,260
2025	2,880
Thereafter	3,430
Total	$16,890

Our future aircraft purchase commitments included the following aircraft at September 30, 2021:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-100	4
A220-300	41
A321-200	4
A321-200neo	155
A330-900neo	26
A350-900(1)	26
B-737-900ER	27
Total	283
(1)Includes six A350-900 lease commitments in 2021 incremental to our order book with Airbus.

Aircraft Orders

During the June and September 2021 quarters, we agreed with Airbus to add incremental aircraft to our order book by converting options for 55 A321neo aircraft into firm orders and replenishing 25 of our options. We expect to take delivery of our first A321neo in the first half of 2022, with deliveries of these aircraft continuing through 2027. Additionally, we agreed to move up two A350-900 deliveries and one A330-900neo delivery to occur in the second half of 2022.

During the June 2021 quarter, we agreed to acquire 29 B-737-900 aircraft and enter into leases for seven A350-900 aircraft. Additionally, during the September 2021 quarter, we agreed to enter into leases for two incremental A350-900 aircraft. We began taking delivery of these preowned aircraft in the September 2021 quarter and deliveries are expected to continue through the first quarter of 2022. Phased entry into service is expected through the summer of 2023.

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
Delta Air Lines, Inc. September 2021 Form 10-Q                                 16

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities(2)	Other	Total
Balance at January 1, 2021 (net of tax effect of $1,764)	$(9,078)	$40	$(9,038)
Changes in value (net of tax effect of $1)	3	—	3
Reclassifications into earnings (net of tax effect of $71)(1)	235	—	235
Balance at September 30, 2021 (net of tax effect of $1,692)	$(8,840)	$40	$(8,800)

Balance at January 1, 2020 (net of tax effect of $1,549)	$(8,095)	$106	$(7,989)
Changes in value (net of tax effect of $31)	(102)	17	(85)
Reclassifications into earnings (net of tax effect of $149)(1)	218	(83)	135
Balance at September 30, 2020 (net of tax effect of $1,431)	$(7,979)	$40	$(7,939)

(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.
(2)Includes approximately $750 million of deferred income tax expense primarily related to pension and other benefit obligations that will not be recognized in net income until these obligations are fully extinguished.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 17

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2021 was $629 million and $1.7 billion, respectively, compared to $249 million and $1.1 billion for the three and nine months ended September 30, 2020, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2021
Operating revenue:	$8,282	$1,696			$9,154
Sales to airline segment			$(183)	(1)
Exchanged products			(629)	(2)
Sales of refined products			(12)	(3)
Operating income	2,108	97	—		2,205
Interest expense, net	312	2	—		314
Depreciation and amortization	501	24	(24)	(4)	501
Restructuring charges	33	—	—		33
Total assets, end of period	70,771	2,012	—		72,783
Net fair value obligations, end of period(5)	—	(547)	—		(547)
Capital expenditures	818	12	—		830

Three Months Ended September 30, 2020
Operating revenue:	$2,645	$669			$3,062
Sales to airline segment			$—	(1)
Exchanged products			(249)	(2)
Sales of refined products			(3)	(3)
Operating loss	(6,358)	(28)	—		(6,386)
Interest expense, net	288	3	—		291
Depreciation and amortization	545	25	(25)	(4)	545
Restructuring charges	5,345	—	—		5,345
Total assets, end of period	77,558	1,518	—		79,076
Net fair value obligations, end of period(5)	—	(68)	—		(68)
Capital expenditures	130	3	—		133
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
(5)The fair values of these obligations, which are related to renewable fuel compliance costs, are based on quoted market prices and other observable information and are classified as Level 2 in the fair value hierarchy. At September 30, 2021 we had a gross fair value obligation of $625 million and related assets of $78 million. At September 30, 2020 we had a gross fair value obligation of $80 million and related assets of $12 million. We expect to use the assets in settling a portion of our obligations.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 18

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2021
Operating revenue:	$18,240	$4,177			$20,429
Sales to airline segment			$(292)	(1)
Exchanged products			(1,667)	(2)
Sales of refined products			(29)	(3)
Operating income (loss)	1,809	(186)	—		1,623
Interest expense, net	1,009	5	—		1,014
Depreciation and amortization	1,494	72	(72)	(4)	1,494
Restructuring charges	(3)	—	—		(3)
Capital expenditures	1,994	35	—		2,029

Nine Months Ended September 30, 2020
Operating revenue:	$12,413	$2,366			$13,122
Sales to airline segment			$(214)	(1)
Exchanged products			(1,144)	(2)
Sales of refined products			(299)	(3)
Operating loss	(11,498)	(113)	—		(11,611)
Interest expense, net	564	—	—		564
Depreciation and amortization	1,813	74	(74)	(4)	1,813
Restructuring charges	7,798	—	—		7,798
Capital expenditures	1,336	15	—		1,351
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

Basic and diluted earnings/(loss) per share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income/(loss)	$1,212	$(5,379)	$688	$(11,630)

Basic weighted average shares outstanding	637	635	636	636
Dilutive effect of share-based awards	4	—	5	—
Diluted weighted average shares outstanding	641	635	641	636

Basic earnings/(loss) per share	$1.90	$(8.47)	$1.08	$(18.30)
Diluted earnings/(loss) per share	$1.89	$(8.47)	$1.07	$(18.30)
Delta Air Lines, Inc. September 2021 Form 10-Q                                 19

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

Our business and operating results for 2021 continue to be significantly impacted by the COVID-19 pandemic. However, as described further below, we have seen improvement in our business beginning in March 2021 and progressing through the September 2021 quarter, which we expect to continue. Given the drastic and unprecedented impact of the pandemic on our operating results in 2020, we believe that for the financial overview discussion below, a comparison of our results in 2021 to 2019 allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery. Throughout the remainder of this management's discussion and analysis, we present results for the three and nine months ended September 30, 2021, 2020 and 2019, and our commentary on results of operations, financial conditions and liquidity includes comparisons of 2021 results to both 2020 and 2019.

September 2021 Quarter Financial Overview

Our pre-tax income for the September 2021 quarter was $1.5 billion, including the $1.8 billion benefit related to recognition of the remaining PSP3 grant during the quarter. This represents a $415 million decrease in pre-tax income compared to the September 2019 quarter primarily due to a 27% reduction in operating revenue, partially offset by the recognition of the remaining PSP3 grant. Pre-tax income, adjusted (a non-GAAP financial measure) was $216 million, a decrease of $1.8 billion compared to the September 2019 quarter.

Revenue. Compared to the September 2019 quarter, our operating revenue decreased $3.4 billion, or 27%, due primarily to reduced demand resulting from the COVID-19 pandemic.

Operating Expense. Total operating expense in the September 2021 quarter decreased $3.5 billion, or 34%, compared to the September 2019 quarter, primarily resulting from recognition of the remaining PSP3 grant, lower volume-related expenses, mainly fuel and passenger commissions and other selling expenses, lower salaries and related costs and profit sharing, and significant cost reduction measures taken across all aspects of our operation in response to the COVID-19 pandemic. These decreases were partially offset by an increase in expenses related to refinery sales to third parties, reflected in ancillary business and refinery expense. Total operating expense, adjusted (a non-GAAP financial measure) for the September 2021 quarter decreased $2.6 billion, or 25%, compared to the September 2019 quarter.

Non-Operating Results. Total non-operating expense was $673 million in the September 2021 quarter, $549 million higher than the September 2019 quarter, primarily due to higher interest expense as a result of our increased debt due to financing arrangements entered into in 2020, losses on debt extinguishment and mark-to-market losses on certain of our equity investments.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of September 30, 2021 was $15.8 billion. During the September 2021 quarter, operating activities generated $151 million. Also during the quarter, investing activities used $384 million, primarily for capital expenditures, partially offset by net redemptions of short-term investments. Capital expenditures primarily related to the purchase of aircraft, fleet modifications, our airport redevelopment projects and technology enhancements. These activities resulted in $463 million of negative free cash flow (a non-GAAP financial measure) in the September 2021 quarter. Also, during the September 2021 quarter we had cash outflows of approximately $1.6 billion related to repayments of our debt and finance leases, including approximately $1.3 billion for early repayments and the remainder from scheduled maturities.

The non-GAAP financial measures referenced above for pre-tax income, adjusted, operating expense, adjusted, and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 20

Item 2. MD&A
Environmental Sustainability. In February 2020, we announced plans to invest $1.0 billion over the next 10 years in our effort to achieve carbon neutrality from March 1, 2020 forward, a commitment we have reiterated despite the challenges faced during the COVID-19 pandemic. Our plan to achieve airline carbon neutrality includes the purchase and retirement of carbon offset credits as well as increased use of sustainable aviation fuel and improved fuel efficiency from fleet renewal and operational initiatives. In the first nine months of 2021, we incurred $69 million of expense related to carbon offset credits. This amount consists of $30 million to address 13 million metric tons of carbon emissions generated by our airline segment from March 1 to December 31, 2020 through carbon offset credits, as well as an additional $39 million for the purchase and retirement of carbon offset credits related to a portion of our airline segment's 2021 carbon emissions. In September 2021, we committed to setting net zero 2050 and interim goals through the Science Based Targets initiative ("SBTi") for our airline operations using recently released SBTi criteria and guidance for the aviation sector.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended September 30, 2021, 2020 and 2019

Operating Revenue

	Three Months Ended September 30,						2021 vs. 2020 % Increase (Decrease)(2)	2021 vs. 2019 % Increase (Decrease)(2)
(in millions)(1)	2021		2020		2019
Ticket - Main cabin	$3,742		$1,057		$6,021		254%	(38)%
Ticket - Business cabin and premium products	2,495		577		4,008		332%	(38)%
Loyalty travel awards	544		143		732		280%	(26)%
Travel-related services	410		161		649		155%	(37)%
Total passenger revenue	$7,191		$1,938		$11,410		271%	(37)%
Cargo	262		142		189		85%	39%
Other	1,701		982		961		73%	77%
Total operating revenue	$9,154		$3,062		$12,560		199%	(27)%

TRASM (cents)	16.93	¢	10.82	¢	16.58	¢	56%	2%
Third-party refinery sales(3)	(1.61)		(1.47)		(0.01)		10%	NM
Delta Private Jets adjustment(3)	—		—		(0.06)		—%	(100)%
TRASM, adjusted	15.31	¢	9.35	¢	16.51	¢	64%	(7)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.
(3)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the September 2019 quarter, our operating revenue decreased $3.4 billion, or 27%, due primarily to reduced demand resulting from the COVID-19 pandemic. The decline in operating revenue, on a 29% decrease in capacity, resulted in a 2% increase in total revenue per available seat mile ("TRASM") and a 7% decrease in TRASM, adjusted compared to the September 2019 quarter.

Our operating revenue increased $6.1 billion compared to the September 2020 quarter due to the continued recovery in demand that began in the September 2020 quarter, following the depth of the COVID-19 pandemic impact in the June 2020 quarter. The increase in operating revenue, which outpaced the 91% increase in capacity, resulted in a 56% increase in TRASM and a 64% increase in TRASM, adjusted.

See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

The length and severity of the reduction in travel demand due to the COVID-19 pandemic remains uncertain; however, with continued distribution of effective vaccines and easing of travel advisories and restrictions, we believe customer confidence will continue to grow, leading to increased demand for the remainder of 2021, subject to seasonality-driven impacts. The September 2021 quarter started with July monthly revenue increasing over the prior month at a higher rate than our historical seasonality-based change. However, we experienced a temporary pause in demand in August and early September due to a rise in COVID-19 cases attributable to a variant of the COVID-19 virus. We expect domestic leisure travel to remain near 2019 levels, while we are experiencing a delay in the return of business travel as many companies are pausing or delaying return to office plans. We continue to expect domestic demand recovery to lead international demand recovery. We believe international demand recovery will continue to be uneven in the remainder of 2021 and the beginning of 2022. We continue to monitor risks to the pace of recovery from COVID-19 variants, the impact of vaccine programs and travel advisories and restrictions. We are planning for our system capacity to be approximately 20% lower in the December 2021 quarter than the December 2019 quarter.

We have historically generated cargo revenue in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. Reduced industry capacity as a result of the COVID-19 pandemic drove a significant increase in our cargo yield and our cargo revenue in the September 2021 quarter compared to the September 2019 quarter. Compared to the September 2020 quarter, our cargo revenue in the September 2021 quarter increased due to continued higher yields as well as higher volume.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2020
(in millions)	Three Months Ended September 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$5,759	250%	242%	74%	2%	101%	41	pts
Atlantic	730	455%	559%	179%	(16)%	99%	41	pts
Latin America	564	482%	469%	226%	2%	79%	34	pts
Pacific	138	121%	73%	50%	28%	47%	4	pts
Total	$7,191	271%	273%	91%	—%	94%	39	pts

		Increase (Decrease) vs. Three Months Ended September 30, 2019
(in millions)	Three Months Ended September 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$5,759	(28)%	(20)%	(16)%	(10)%	(15)%	(4)	pts
Atlantic	730	(65)%	(65)%	(56)%	1%	(20)%	(18)	pts
Latin America	564	(16)%	(15)%	(7)%	(1)%	(10)%	(8)	pts
Pacific	138	(80)%	(90)%	(67)%	101%	(39)%	(60)	pts
Total	$7,191	(37)%	(36)%	(29)%	(2)%	(12)%	(9)	pts

In the March 2021 quarter, we announced the extension of the validity of all passenger tickets and travel credits purchased or expiring in 2021 to December 31, 2022. Additionally, with the exception of Basic Economy tickets, we eliminated change fees for tickets originating in North America and waived change fees for those originating outside of North America. We also implemented a waiver that allows Basic Economy tickets purchased for travel in 2021, which are normally non-changeable, to be changed without paying a fee regardless of origin or destination. We do not expect the updated change fee policies to materially affect our revenue in future periods; however, our estimates of revenue that will be recognized for unused tickets may vary in future periods due to the extension of the validity of passenger tickets and travel credits.

Domestic

Domestic passenger unit revenue ("PRASM") for the September 2021 quarter decreased 15% with capacity down 16% compared to the September 2019 quarter as a result of reduced demand due to the COVID-19 pandemic. The revenue increase in the September 2021 quarter compared to the September 2020 quarter is attributable to the low levels of capacity and demand during the September 2020 quarter due to the COVID-19 pandemic and the ongoing recovery in the September 2021 quarter.

The September 2021 quarter began with domestic leisure demand near September 2019 quarter levels. This strong demand moderated slightly in the second half of the quarter due to a rise in COVID-19 cases attributable to a variant of the virus. However, as cases begin to decline, leisure and business bookings are increasing. We also remain optimistic about the ultimate recovery of business travel; however, in the September 2021 quarter we experienced a pause in the recovery of this demand. We expect this demand to improve modestly in the December 2021 quarter but accelerate in the first half of 2022 as more corporate offices reopen; we are, however, unable to fully predict the pace of that recovery.

International

International passenger revenue for the September 2021 quarter decreased 58% with capacity down 50% compared to the September 2019 quarter. Compared to the September 2020 quarter passenger revenue has increased as travel to certain destinations has resumed or increased. The decreases in revenue and capacity compared to the September 2019 quarter resulted from continued reduced demand, including as a result of government travel directives and quarantines significantly limiting or suspending air travel due to the COVID-19 pandemic. Additionally, while some countries have removed or eased travel restrictions, many countries maintained or reinstituted international testing requirements and travel restrictions, which have restrained demand in the short-term but are expected to enable the long-term recovery of international air travel.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
We are monitoring the Biden administration's recent announcement that will lift travel restrictions on all fully vaccinated foreign visitors to the United States beginning in November 2021. This action will make travel to the U.S. by many foreign nationals possible for the first time in 18 months. Despite this policy change, we expect the significantly lower international demand environment to continue at least into early 2022, with the recovery pace continuing to trail domestic travel. In each of the international regions, we continue to monitor government travel directives and customer demand and will continue to adjust flight schedules accordingly.

The Atlantic and Pacific regions continue to be the most impacted by the restrictions described above. However, in the September 2021 quarter, we have continued our service to certain countries in the Atlantic region based on their lifting or easing of travel restrictions. These countries include Croatia, France, Germany, Greece, Iceland, Italy, the Netherlands, Portugal and Spain. Travel in the Pacific region is largely limited to essential travel, and we expect only small demand improvements until vaccine distribution improves and government restrictions ease.

The Latin America region has shown the most recovery of the international regions, with continued demand improvement for leisure destinations in the Caribbean, Mexico and Central America. Capacity in the Latin America region in the September 2021 quarter has increased to near September 2019 quarter levels and as demand continues to return we expect revenue to return to those levels as well. We expect this trend to continue through the remainder of 2021 with the recovery in the Atlantic and Pacific regions lagging behind Latin America.

Other Revenue

	Three Months Ended September 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Refinery	$872	$417	$6	109%	NM
Loyalty program	453	343	485	32%	(7)%
Ancillary businesses	215	155	285	39%	(25)%
Miscellaneous	161	67	185	140%	(13)%
Total other revenue	$1,701	$982	$961	73%	77%

Refinery. This represents refinery sales to third parties. These sales, which are at or near cost, increased $455 million and $866 million compared to the September 2020 and September 2019 quarters, respectively. The increase in third-party refinery sales compared to the September 2019 quarter resulted from the refinery's shift to producing and selling more non-jet fuel products due to the decline in demand for jet fuel compared to pre-pandemic levels. The increase compared to the September 2020 quarter was driven by higher pricing during the September 2021 quarter, with lower production and demand for both jet and non-jet fuel products in the September 2020 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased in the September 2021 quarter compared to the September 2020 period and were effectively flat compared to the September 2019 period. During the September 2021 quarter, co-brand card spend surpassed September 2019 levels and card acquisitions were nearly recovered to September 2019 levels.

Ancillary Businesses. Ancillary businesses revenue includes aircraft maintenance services we provide to third parties and our vacation wholesale operations. Compared to the September 2019 quarter, revenue from aircraft maintenance services we provide to third parties decreased due to the reduction in flights operated worldwide. Compared to the September 2020 quarter, these revenues increased due to higher levels of flying. The September 2019 quarter results also included $47 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access and codeshare revenues. The volume of these transactions has fallen compared to the September 2019 quarter due to the impact of, and our response to, the COVID-19 pandemic, including reduced capacity. However, compared to the September 2020 quarter, these transactions have increased due to the general recovery in our business that continued to materialize in the September 2021 quarter. Our full network of lounges was reopened by the end of July 2021.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended September 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Salaries and related costs	$2,566	$2,012	$2,976	28%	(14)%
Aircraft fuel and related taxes	1,552	486	2,239	219%	(31)%
Ancillary businesses and refinery	1,079	561	279	92%	287%
Contracted services	634	419	760	51%	(17)%
Depreciation and amortization	501	545	631	(8)%	(21)%
Landing fees and other rents	524	458	566	14%	(7)%
Regional carrier expense	453	290	543	56%	(17)%
Aircraft maintenance materials and outside repairs	433	106	424	308%	2%
Passenger commissions and other selling expenses	308	100	597	208%	(48)%
Passenger service	226	92	360	146%	(37)%
Aircraft rent	105	99	110	6%	(5)%
Restructuring charges	33	5,345	—	(99)%	NM
Government grant recognition	(1,822)	(1,315)	—	39%	NM
Profit sharing	—	—	517	—%	(100)%
Other	357	250	487	43%	(27)%
Total operating expense	$6,949	$9,448	$10,489	(26)%	(34)%

In response to the reduced demand and related reduction in revenue following the onset of the COVID-19 pandemic in early 2020, we quickly reduced capacity to more closely align with demand, implemented cost saving initiatives related to our fleet and operations, offered employees voluntary separation programs and delayed or eliminated nearly all discretionary spending.

As a result, most operating expense line items remain significantly lower in the September 2021 quarter than in the September 2019 quarter. Operating expense decreased primarily due to recognition of the remaining PSP3 grant, lower volume-related expenses, mainly fuel and passenger commissions and other selling expenses, lower salaries and related costs and profit sharing, and significant cost reduction measures taken across all aspects of our operation in response to the COVID-19 pandemic. During the September 2021 quarter, as distribution of effective vaccines continued, travel restrictions and advisories eased and customer confidence continued to grow despite the negative impact of a variant of the COVID-19 virus, we saw revenue and capacity return and related operating expense line items increase. However, we believe that a portion of the cost savings achieved during 2020 was structural in nature, which we expect to contribute to a lower non-fuel unit cost in the future as capacity is fully restored.

The discussion below is focused largely on the changes in certain operating expense line items compared to the September 2020 and September 2019 quarters that were not primarily driven by the change in capacity or revenue. These include many of what are expected to be structural cost reduction measures and programs we implemented in response to the COVID-19 pandemic.

Salaries and Related Costs. Actions taken as a result of decreased demand for air travel due to the COVID-19 pandemic had a significant impact on salaries and related costs, leading to a decrease compared to the September 2019 quarter. In the second half of 2020, approximately 18,000 employees elected to participate in voluntary separation programs, which initially reduced our workforce by approximately 20%, though some of those positions have subsequently been filled. Since the beginning of 2021, we have hired approximately 8,000 employees in certain areas, including flight operations and reservations and customer care, in order to support our operations as demand and capacity return.

Beginning in March 2020 and continuing through December 2020, salaries were reduced by 100% for our CEO and 50% for our other officers. In addition, work hours were reduced by 25% for all other management and most front-line employee work groups. On January 1, 2021, employees were restored to full work hours and we have recalled approximately 1,700 pilots from inactive status back to active service. Additionally, approximately 40,000 employees took voluntary unpaid leaves of absence during the September 2020 quarter. These actions resulted in higher salaries and related costs in the September 2021 quarter compared to the September 2020 quarter.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 25

Item 2. MD&A - Results of Operations
Aircraft Fuel and Related Taxes. Fuel expense decreased $687 million compared to the September 2019 quarter primarily due to a 32% decrease in consumption, partially offset by a 1% increase in the market price of jet fuel. Consumption decreased due to a combination of reduced capacity and improved fuel efficiency on an available seat mile basis.

Fuel expense increased $1.1 billion compared to the September 2020 quarter primarily due to a 102% increase in consumption on a comparable increase in capacity, and a 75% increase in the market price of jet fuel.

Additionally, during the September 2021 quarter, we purchased and retired $29 million of carbon offset credits, which relate to a portion of 2021 carbon emissions generated by our airline segment. In the table below, these costs are shown in environmental sustainability impact.

Fuel expense and average price per gallon
					Average Price Per Gallon
	Three Months Ended September 30,			2021 vs. 2019 Increase (Decrease)	Three Months Ended September 30,			2021 vs. 2019 Increase (Decrease)
(in millions, except per gallon data)	2021	2020	2019		2021	2020	2019
Fuel purchase cost(1)	$1,601	$449	$2,313	$(712)	$2.03	$1.16	$2.00	$0.03
Environmental sustainability impact	29	—	—	29	0.04	—	—	0.04
Fuel hedge impact	19	9	(25)	44	0.02	0.02	(0.02)	0.04
Refinery segment impact	(97)	28	(49)	(48)	(0.12)	0.07	(0.04)	(0.08)
Total fuel expense	$1,552	$486	$2,239	$(687)	$1.97	$1.25	$1.94	$0.03
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. The refinery cost of sales increased $455 million and $866 million compared to the September 2020 and September 2019 quarters, respectively. The increase in third-party refinery sales compared to the September 2019 quarter resulted from the refinery's shift to producing and selling more non-jet fuel products due to the decline in demand for jet fuel compared to pre-pandemic levels. The increase compared to the September 2020 quarter was driven by higher pricing during the September 2021 quarter, with lower production and demand for both jet and non-jet fuel products in the September 2020 quarter. Compared to the September 2019 quarter, expenses related to aircraft maintenance services we provide to third parties decreased due to the reduction in flights operated worldwide; however, compared to the September 2020 quarter these expenses increased due to higher levels of flying. In addition, $43 million of costs related to services performed by Delta Private Jets in the September 2019 quarter were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Depreciation and Amortization. Depreciation and amortization decreased compared to the September 2020 and September 2019 quarters primarily due to the aircraft that were retired or impaired during 2020.

Regional Carrier Expense. Regional carrier expense decreased compared to the September 2019 quarter due to lower utilization of these carriers as a result of the overall reduced capacity and increased compared to the September 2020 quarter due to an increase in utilization as a result of the increased demand discussed above.

We previously allocated certain costs (such as landing fees and other rents, salaries and related costs and contracted services) to regional carrier expense in our income statement based on relevant statistics (such as passenger counts). Beginning in the March 2021 quarter we ceased performing this allocation and have reclassified the costs presented in prior periods to align with this presentation. This reclassification better reflects the nature of, and how management views, these regional carrier related expenses. This allocation was approximately $900 million in 2020, including approximately $200 million in the September 2020 quarter, and $1.4 billion in 2019, including approximately $360 million in the September 2019 quarter. The remaining amounts in regional carrier expense represent the accrual of payments to our regional carriers under capacity purchase agreements and the expenses of our wholly owned regional subsidiary, Endeavor Air, Inc.

Aircraft Maintenance Materials and Outside Repairs. Maintenance expense increased compared to both the September 2019 and September 2020 quarters as we returned aircraft to service and to support our operational reliability. The increase compared to the September 2020 quarter was particularly pronounced due to the significantly reduced capacity during the September 2020 quarter and the large number of aircraft we had parked during that time.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 26

Item 2. MD&A - Results of Operations
Aircraft Rent. Most aircraft operating lease expenses are recorded in aircraft rent and are contractually fixed. Therefore, the change in aircraft rent was more muted than our other operating expense line items, when compared to the September 2019 and September 2020 quarters.

Restructuring Charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the September 2021 quarter, we recognized $33 million of net adjustments to increase certain of those restructuring charges, representing changes in our estimates.

Government Grant Recognition. During the nine months ended September 30, 2021, we received a total of $6.4 billion under payroll support program extension agreements with the U.S. Department of the Treasury, which we were required to use exclusively for the payment of employee wages, salaries and benefits. The support payments included grants totaling $4.5 billion that were recognized as contra-expense in 2021 over the period that the funds were used. Following the recognition of $2.7 billion during the six months ended June 30, 2021, we fully recognized the remaining $1.8 billion of the PSP3 grant during the three months ended September 30, 2021. The amount recognized in the September 2021 quarter exceeded the amount recognized from PSP1 during the September 2020 quarter due to the increase in eligible salaries and related costs, as discussed above. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on the payroll support program extensions.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 27

Item 2. MD&A - Results of Operations
Results of Operations - Nine Months Ended September 30, 2021, 2020 and 2019

Operating Revenue

	Nine Months Ended September 30,						2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)(1)	2021		2020		2019
Ticket - Main cabin	$7,939		$5,229		$16,680		52%	(52)%
Ticket - Business cabin and premium products	5,128		3,483		11,306		47%	(55)%
Loyalty travel awards	1,213		731		2,174		66%	(44)%
Travel-related services	998		742		1,872		35%	(47)%
Total passenger revenue	$15,278		$10,185		$32,032		50%	(52)%
Cargo	728		403		567		81%	28%
Other	4,423		2,534		2,969		75%	49%
Total operating revenue	$20,429		$13,122		$35,568		56%	(43)%

TRASM (cents)	14.31	¢	13.42	¢	16.94	¢	7%	(16)%
Third-party refinery sales(2)	(1.53)		(0.73)		(0.05)		110%	NM
Delta Private Jets Adjustment	—		—		(0.07)		—%	(100)%
TRASM, adjusted	12.78	¢	12.70	¢	16.83	¢	1%	(24)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in operating revenue line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2020 and September 30, 2019, respectively, are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2021, 2020 and 2019.

Operating Revenue

Compared to the nine months ended September 30, 2019, our operating revenue decreased $15.1 billion, or 43%, due to reduced demand resulting from the COVID-19 pandemic. The decrease in operating revenue, on a 32% decrease in capacity, resulted in a 16% decrease in TRASM and a 24% decrease in TRASM, adjusted compared to the nine months ended September 30, 2019.

Compared to the nine months ended September 30, 2020, our operating revenue increased $7.3 billion, or 56%, due to increased demand in 2021 compared to 2020. The increase in operating revenue, on a 46% increase in capacity, generated a 7% increase in TRASM and a 1% increase in TRASM, adjusted compared to the nine months ended September 30, 2020.

See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2020
(in millions)	Nine Months Ended September 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$12,517	60%	80%	47%	(11)%	9%	13	pts
Atlantic	1,160	14%	16%	29%	(2)%	(11)%	(6)	pts
Latin America	1,313	49%	70%	100%	(12)%	(25)%	(11)	pts
Pacific	288	(40)%	(66)%	(4)%	79%	(37)%	(39)	pts
Total	$15,278	50%	62%	46%	(7)%	3%	6	pts

Delta Air Lines, Inc. September 2021 Form 10-Q                                 28

Item 2. MD&A - Results of Operations

		Increase (Decrease) vs. Nine Months Ended September 30, 2019
(in millions)	Nine Months Ended September 30, 2021	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$12,517	(45)%	(35)%	(20)%	(16)%	(31)%	(16)	pts
Atlantic	1,160	(77)%	(77)%	(63)%	(1)%	(37)%	(31)	pts
Latin America	1,313	(43)%	(35)%	(8)%	(11)%	(37)%	(25)	pts
Pacific	288	(85)%	(92)%	(68)%	92%	(53)%	(65)	pts
Total	$15,278	(52)%	(48)%	(32)%	(8)%	(30)%	(20)	pts

Domestic

Domestic passenger unit revenue for the nine months ended September 30, 2021 decreased 31% with capacity down 20% compared to the nine months ended September 30, 2019 as a result of reduced demand due to the COVID-19 pandemic and our policy to block middle seats on flights through April 30, 2021. The revenue increase in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is attributable to the low levels of capacity and demand during the prior year period due to the COVID-19 pandemic and the ongoing recovery in the nine months ended September 30, 2021.

International

International passenger revenue for the nine months ended September 30, 2021 decreased 70% with capacity down 52% compared to the nine months ended September 30, 2019. Compared to the nine months ended September 30, 2020, international passenger revenue increased 16% with an increase in capacity of 43%. The underlying reasons for these changes are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2021, 2020 and 2019.

Other Revenue

	Nine Months Ended September 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Refinery	$2,189	$709	$94	209%	NM
Loyalty program	1,260	1,086	1,443	16%	(13)%
Ancillary businesses	586	476	896	23%	(35)%
Miscellaneous	388	263	536	48%	(28)%
Total other revenue	$4,423	$2,534	$2,969	75%	49%

Refinery. This represents refinery sales to third parties. These sales, which are at or near cost, increased by $1.5 billion and $2.1 billion compared to the nine months ended September 30, 2020 and September 30, 2019, respectively. See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

Ancillary Businesses. Ancillary businesses revenue includes aircraft maintenance services we provide to third parties and our vacation wholesale operations. Results for the nine months ended September 30, 2019 included approximately $150 million of revenue from Delta Private Jets, which was combined with Wheels Up in January 2020 and is no longer reflected in ancillary businesses.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 29

Item 2. MD&A - Results of Operations
Operating Expense

	Nine Months Ended September 30,			2021 vs. 2020 % Increase (Decrease)	2021 vs. 2019 % Increase (Decrease)
(in millions)	2021	2020	2019
Salaries and related costs	$7,096	$7,000	$8,555	1%	(17)%
Aircraft fuel and related taxes	4,056	2,453	6,508	65%	(38)%
Ancillary businesses and refinery	2,724	1,181	945	131%	188%
Contracted services	1,723	1,536	2,200	12%	(22)%
Depreciation and amortization	1,494	1,813	1,960	(18)%	(24)%
Landing fees and other rents	1,477	1,430	1,638	3%	(10)%
Regional carrier expense	1,258	1,204	1,622	4%	(22)%
Aircraft maintenance materials and outside repairs	1,014	618	1,334	64%	(24)%
Passenger commissions and other selling expenses	640	548	1,668	17%	(62)%
Passenger service	520	456	988	14%	(47)%
Aircraft rent	313	295	318	6%	(2)%
Restructuring charges	(3)	7,798	—	(100)%	NM
Government grant recognition	(4,512)	(2,595)	—	74%	NM
Profit sharing	—	—	1,256	—%	(100)%
Other	1,006	996	1,357	1%	(26)%
Total operating expense	$18,806	$24,733	$30,349	(24)%	(38)%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2020 and September 30, 2019, respectively, are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2021, 2020 and 2019.

Aircraft Fuel and Related Taxes. Fuel expense decreased $2.5 billion compared to the nine months ended September 30, 2019 primarily due to a 37% decrease in consumption and an 8% decrease in the market price of jet fuel. Consumption decreased due to a combination of reduced capacity and improved fuel efficiency on an available seat mile basis.

Fuel expense increased $1.6 billion compared to the nine months ended September 30, 2020 due to a 41% increase in consumption and a 15% increase in the market price per gallon of jet fuel. Consumption increased with capacity during the nine months ended September 30, 2021 as described above; however, the impact was partially mitigated by improved fuel efficiency on an available seat mile basis.

Additionally, during the nine months ended September 30, 2021, we purchased and retired $69 million of carbon offset credits, which relate to 13 million metric tons of carbon emissions generated by our airline segment from March 1 to December 31, 2020 as well as a portion of our 2021 carbon emissions. In the table below, these costs are shown in environmental sustainability impact.

Fuel expense and average price per gallon
					Average Price Per Gallon
	Nine Months Ended September 30,			2021 vs. 2019 Increase (Decrease)	Nine Months Ended September 30,			2021 vs. 2019 Increase (Decrease)
(in millions, except per gallon data)	2021	2020	2019		2021	2020	2019
Fuel purchase cost(1)	$3,781	$2,324	$6,568	$(2,787)	$1.87	$1.62	$2.04	$(0.17)
Environmental sustainability impact	69	—	—	69	0.03	—	—	0.03
Fuel hedge impact	20	16	(8)	28	0.01	0.01	—	0.01
Refinery segment impact	186	113	(52)	238	0.09	0.08	(0.01)	0.10
Total fuel expense	$4,056	$2,453	$6,508	$(2,452)	$2.00	$1.71	$2.03	$(0.03)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 30

Item 2. MD&A - Results of Operations
Ancillary Businesses and Refinery. The changes in ancillary business and refinery expenses were primarily related to refinery sales to third parties, which increased by $1.5 billion and $2.1 billion compared to the nine months ended September 30, 2020 and September 30, 2019, respectively. In addition, approximately $130 million of costs related to services performed by Delta Private Jets in the nine months ended September 30, 2019 were recorded in ancillary businesses and refinery prior to the combination of that business with Wheels Up in January 2020.

Restructuring Charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the nine months ended September 30, 2021, we recognized $3 million of net adjustments to decrease certain of those restructuring charges, representing changes in our estimates.

Non-Operating Results

	Three Months Ended September 30,			2021 vs. 2020	2021 vs. 2019
(in millions)	2021	2020	2019	Favorable (Unfavorable)	Favorable (Unfavorable)
Interest expense, net	$(314)	$(291)	$(70)	$(23)	$(244)
Impairments and equity method (losses)/gains	(49)	(114)	27	65	(76)
Gain/(loss) on investments, net	(223)	(95)	(35)	(128)	(188)
Loss on extinguishment of debt	(183)	—	—	(183)	(183)
Miscellaneous, net	96	27	(46)	69	142
Total non-operating expense, net	$(673)	$(473)	$(124)	$(200)	$(549)

	Nine Months Ended September 30,			2021 vs. 2020	2021 vs. 2019
(in millions)	2021	2020	2019	Favorable (Unfavorable)	Favorable (Unfavorable)
Interest expense, net	$(1,014)	$(564)	$(228)	$(450)	$(786)
Impairments and equity method losses	(102)	(2,432)	(44)	2,330	(58)
Gain/(loss) on investments, net	251	(199)	(17)	450	268
Loss on extinguishment of debt	(266)	—	—	(266)	(266)
Miscellaneous, net	301	327	(130)	(26)	431
Total non-operating expense, net	$(830)	$(2,868)	$(419)	$2,038	$(411)

Interest expense, net. Interest expense increased compared to the prior year periods as a result of financing arrangements entered into during 2020. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on recent financings. As a result of the increase in our outstanding debt since the onset of the COVID-19 pandemic, interest expense, net was $314 million in the September 2021 quarter and $1.0 billion in the nine months ended September 30, 2021. We have begun reducing the total amount of interest expense by pre-paying our debt in addition to periodic amortization payments and scheduled maturities. This began with early repayments made during the December 2020 quarter and continued with the early repayment of our $1.5 billion secured term loan in the March 2021 quarter, approximately $450 million of various EETCs in the June 2021 quarter, and approximately $850 million of certain notes through a cash tender offer and $262 million of other secured certificates, unsecured notes and a portion of the SkyMiles Term Loan through repurchases on the open market in the September 2021 quarter. Interest expense, net on our outstanding debt as of September 30, 2021 is expected to be approximately $310 million during the December 2021 quarter. We continue to seek selective opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2021 and beyond.

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

Gain/(loss) on investments, net. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 31

Item 2. MD&A - Non-Operating Results
Loss on extinguishment of debt. Loss on extinguishment of debt reflects the losses incurred in the early repayment of the notes, outstanding term loan and EETCs mentioned above. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on the early repayment of debt.

Miscellaneous, net. Miscellaneous, net primarily includes pension and related benefit/(expense), foreign exchange gains/(losses) and charitable contributions. The nine months ended September 30, 2020 included the $240 million gain recognized as a result of the combination of Delta Private Jets with Wheels Up in January 2020.

Income Taxes

During 2021 interim periods, we are calculating our income tax expense by applying to any pre-tax income/(loss) an effective tax rate determined as if the year to date period is the annual period. Using this method, for the three and nine months ended September 30, 2021, our effective tax rate was 21% and 13%, respectively. We believe that, at this time, this method for determining the effective tax rate is more reliable than projecting an annual effective tax rate due to the uncertainty of estimating annual pre-tax income/(loss) due to the impact of the COVID-19 pandemic.

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

The refinery’s production has also been altered by the dramatic change in economic conditions caused by the COVID-19 pandemic. During the nine months ended September 30, 2021, the refinery progressively increased operations, ending the period at close to pre-pandemic production levels, which we expect to continue during the December 2021 quarter, subject to market conditions.

Refinery segment financial information
	Three Months Ended September 30,			2021 vs. 2020	2021 vs. 2019
(in millions, except per gallon data)	2021	2020	2019	% Increase (Decrease)	% Increase (Decrease)
Exchange products	$629	$249	$1,143	153%	(45)%
Sales of refined products	12	3	52	300%	(77)%
Sales to airline segment	183	—	304	NM	(40)%
Third party refinery sales	872	417	6	109%	NM
Operating revenue	$1,696	$669	$1,505	154%	13%

Operating income (loss)	$97	$(28)	$49	NM	98%
Refinery segment impact on average price per fuel gallon	$(0.12)	$0.07	$(0.04)	NM	200%

Delta Air Lines, Inc. September 2021 Form 10-Q                                 32

Item 2. MD&A - Refinery Segment

	Nine Months Ended September 30,			2021 vs. 2020	2021 vs. 2019
(in millions, except per gallon data)	2021	2020	2019	% Increase (Decrease)	% Increase (Decrease)
Exchange products	$1,667	$1,144	$2,953	46%	(44)%
Sales of refined products	29	299	360	(90)%	(92)%
Sales to airline segment	292	214	882	36%	(67)%
Third party refinery sales	2,189	709	94	209%	NM
Operating revenue	$4,177	$2,366	$4,289	77%	(3)%

Operating (loss) income	$(186)	$(113)	$52	65%	NM
Refinery segment impact on average price per fuel gallon	$0.09	$0.08	$(0.01)	13%	NM

Refinery revenues increased compared to the three months ended September 30, 2019 due to increased sales to third parties and increased compared to the three and nine months ended September 30, 2020 due to higher pricing and increased production and demand experienced since the prior year period. The refinery revenues slightly decreased compared to the nine months ended September 30, 2019 due to lower refinery run rates and lower pricing for refined products in the first half of 2021. Operating income was higher in the three months ended September 30, 2021 as compared to prior periods due to increased production and pricing, and lower Renewable Identification Numbers ("RINs") compliance costs discussed below. The operating loss was higher in the nine months ended September 30, 2021 as compared to the prior periods, mainly driven by an increase in RINs compliance costs discussed below, which was partially offset by cost savings resulting from decreased production levels compared to the nine months ended September 2019.

A refinery is subject to annual U.S. Environmental Protection Agency requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase RINs from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices increased through the first half of 2021, and declined during the September 2021 quarter. Monroe incurred $44 million and $453 million in RINs compliance costs during the three and nine months ended September 30, 2021 as compared to $25 million and $78 million in the three and nine months ended September 30, 2020, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 33

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended September 30,						2021 vs. 2020 % Increase (Decrease)		2021 vs. 2019 % Increase (Decrease)
Consolidated(1)	2021		2020		2019
Revenue passenger miles (in millions) ("RPM")	43,057		11,545		66,862		273%		(36)%
Available seat miles (in millions) ("ASM")	54,083		28,290		75,742		91%		(29)%
Passenger mile yield	16.70	¢	16.78	¢	17.07	¢	—%		(2)%
Passenger revenue per available seat mile ("PRASM")	13.30	¢	6.85	¢	15.06	¢	94%		(12)%
Total revenue per available seat mile ("TRASM")	16.93	¢	10.82	¢	16.58	¢	56%		2%
TRASM, adjusted(2)	15.31	¢	9.35	¢	16.51	¢	64%		(7)%
Cost per available seat mile ("CASM")	12.85	¢	33.40	¢	13.85	¢	(62)%		(7)%
CASM-Ex(2)	11.67	¢	15.96	¢	10.15	¢	(27)%		15%
Passenger load factor	80%		41%		88%		39	pts	(8) pts
Fuel gallons consumed (in millions)	789		391		1,154		102%		(32)%
Average price per fuel gallon(3)	$1.97		$1.25		$1.94		58%		2%
Average price per fuel gallon, adjusted(2)(3)	$1.94		$1.25		$1.96		55%		(1)%

	Nine Months Ended September 30,						2021 vs. 2020 % Increase (Decrease)		2021 vs. 2019 % Increase (Decrease)
Consolidated(1)	2021		2020		2019
Revenue passenger miles (in millions)	94,290		58,229		181,652		62%		(48)%
Available seat miles (in millions)	142,730		97,771		209,911		46%		(32)%
Passenger mile yield	16.20	¢	17.49	¢	17.63	¢	(7)%		(8)%
PRASM	10.70	¢	10.42	¢	15.26	¢	3%		(30)%
TRASM	14.31	¢	13.42	¢	16.94	¢	7%		(16)%
TRASM, adjusted(2)	12.78	¢	12.70	¢	16.83	¢	1%		(24)%
CASM	13.18	¢	25.30	¢	14.46	¢	(48)%		(9)%
CASM-Ex(2)	11.96	¢	16.74	¢	10.66	¢	(29)%		12%
Passenger load factor	66%		60%		87%		6	pts	(21)	pts
Fuel gallons consumed (in millions)	2,023		1,437		3,215		41%		(37)%
Average price per fuel gallon(3)	$2.00		$1.71		$2.03		17%		(1)%
Average price per fuel gallon, adjusted(2)(3)	$1.99		$1.70		$2.02		17%		(1)%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity, refinery segment results and environmental sustainability activity.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 34

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at September 30, 2021 are summarized in the following table. As described above, we have been experiencing a recovery in demand from the COVID-19 pandemic, which has led to an increase in our capacity and utilization of our aircraft. Accordingly, as of September 30, 2021, less than 5% of our mainline and regional aircraft were temporarily parked compared to 30% as of September 30, 2020.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments(2)
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
B-717-200	9	37	8	54	20.3
B-737-800	73	4	—	77	20.1
B-737-900ER	83	—	49	132	5.1	27
B-757-200	99	1	—	100	24.2
B-757-300	16	—	—	16	18.6
B-767-300ER	40	—	—	40	25.1
B-767-400ER	21	—	—	21	20.8
A220-100	37	4	—	41	2.0	4
A220-300	9	—	—	9	0.8	41	50
A319-100	55	2	—	57	19.6
A320-200	52	4	—	56	25.7
A321-200	65	22	36	123	2.9	4
A321-200neo	—	—	—	—	—	155	70
A330-200	11	—	—	11	16.5
A330-300	28	—	3	31	12.7
A330-900neo	3	3	5	11	1.3	26
A350-900	13	—	5	18	3.1	26
Total	614	77	106	797	13.9	283	120

(1)Excludes certain aircraft we own or lease or that are operated by regional carriers on our behalf shown in the table below.
(2)Purchase commitments include six A350-900 lease commitments in 2021 incremental to our order book with Airbus.

The table below summarizes the aircraft operated by regional carriers on our behalf at September 30, 2021.

Regional aircraft information by fleet type and carrier
	Fleet Type
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(1)	47	13	113	—	—	173
SkyWest Airlines, Inc.	—	5	40	—	71	116
Republic Airways, Inc.	—	—	—	8	46	54
Total	47	18	153	8	117	343

(1)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 35

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of September 30, 2021, we had $15.8 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. We are continuing to evaluate the appropriate level of liquidity to maintain following the COVID-19 pandemic though, at least in the near term, we expect this level to be higher than the liquidity maintained prior to the pandemic.

Sources and Uses of Liquidity
Operating Activities

Operating activities in the nine months ended September 30, 2021 provided $2.7 billion compared to using $2.5 billion and providing $7.5 billion in the nine months ended September 30, 2020 and 2019, respectively. As described above, we are experiencing a domestic demand recovery and expect this to continue through the end of 2021. If the demand environment continues to evolve in this manner, we expect to generate positive cash flows from operations, including funds received from the government support programs described in "Financing Activities" below, during 2021.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. However, the reduction in demand for air travel due to the COVID-19 pandemic resulted in a lower level of advance bookings and the associated cash received than we have historically experienced, which has impacted the typical seasonal trend of air traffic liability since March 2020.

Domestic demand has improved since the latter half of the March 2021 quarter as consumers have regained confidence to travel and increased ticket purchases for travel further in advance. We experienced a small moderation in demand growth in August and September 2021 due to a rise in COVID-19 cases attributable to a variant of the COVID-19 virus; however, in the month of September 2021, domestic leisure bookings approached September 2019 levels. Our air traffic liability remains above historical September quarter levels with travel credits representing approximately 40% of the balance as of September 30, 2021.

Fuel. Fuel expense represented approximately 22% of our total operating expense for the nine months ended September 30, 2021. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. During the nine months ended September 30, 2021, our average fuel price per gallon was slightly below the same period of 2019, but fuel prices have recently increased and our average fuel price per gallon is projected to be higher in the December 2021 quarter than the nine months ended September 30, 2021. As demand continues to increase and capacity returns, we expect fuel consumption in the December 2021 quarter to increase compared to the December 2020 quarter, although we still expect it to be lower than the December 2019 quarter.

Employee Benefit Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act, as modified by the Pension Protection Act of 2006. We have no minimum funding requirements for our defined benefit pension plans in 2021. However, we voluntarily contributed $1.5 billion to these plans during the June 2021 quarter. At this level of funding, investment returns are expected to satisfy future benefit payments, which we believe would eliminate further material voluntary or required cash contributions to the plans, under the terms of the Pension Protection Act of 2006. Further, based on this level of funding, we have modified, and continue to evaluate, the asset allocation mix to reduce the investment risk of the portfolio and protect the plans' funded status. Estimates of future funding requirements are based on various assumptions and could vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets, statutory requirements and demographic data for participants.

Voluntary Separation Programs. In 2020, we recorded a $3.4 billion charge associated with voluntary early retirement and separation programs and other employee benefit charges. In the nine months ended September 30, 2021, $435 million of this charge was disbursed in cash payments to participants in addition to $720 million disbursed in 2020. We anticipate that a total of approximately $600 million in cash payments will be made to participants in 2021 and approximately $500 million in 2022 with the remaining payments in 2023 and beyond.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 36

Item 2. MD&A - Financial Condition and Liquidity

Government Support Programs. See "Financing Activities" below for discussion of the impact to our liquidity from the payroll support program extensions. The $4.5 billion of grants received during the nine months ended September 30, 2021 are included in our operating cash flow.

Investing Activities

Short-Term Investments. During the nine months ended September 30, 2021, we redeemed a net of $1.4 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $2.0 billion and $3.9 billion for the nine months ended September 30, 2021 and 2019, respectively. Our capital expenditures during the nine months ended September 30, 2021 were primarily related to purchases of aircraft, fleet modifications, our airport redevelopment projects and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the New York-LaGuardia airport project discussed below, our expected 2021 capital expenditures of approximately $3.2 billion, which may vary depending on financing decisions, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

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

We currently expect our project costs to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $900 million on this project during 2021, of which $709 million was incurred in the nine months ended September 30, 2021.

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2021, we had cash outflows of approximately $4.7 billion related to repayments of our debt and finance leases, including approximately $3.3 billion for the early repayment of the term loan secured by certain of our slots, gates and routes, various EETCs, certain notes through a cash tender offer and other various unsecured notes, secured certificates and SkyMiles term loan. We continue to seek selective opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2021 and beyond.

The principal amount of our debt and finance leases was $28.0 billion at September 30, 2021.

Government Support Programs. In January 2021, we entered into a payroll support program extension agreement with the U.S. Department of the Treasury. During the six months ended June 30, 2021, we received a total of $3.3 billion in payroll support payments under this extension agreement. These support payments consisted of $2.3 billion in a grant and $957 million in an unsecured 10-year low interest loan. In return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 2.4 million shares of Delta common stock.

In April 2021, we entered into a Payroll Support Program 3 Agreement with the U.S. Department of the Treasury. During the June 2021 quarter, we received a total of $3.1 billion in payroll support payments under this agreement. These support payments consisted of $2.2 billion in a grant and $891 million in an unsecured 10-year low interest loan. In return, we entered into a promissory note for the loan and issued warrants to the U.S. Department of the Treasury to acquire approximately 1.9 million shares of Delta common stock.

For more information on these programs, see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 37

Item 2. MD&A - Financial Condition and Liquidity
Undrawn Lines of Credit

As of September 30, 2021, we had approximately $2.6 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of September 30, 2021, including approximately $300 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

Covenants

We were in compliance with the covenants in our debt agreements at September 30, 2021.

Critical Accounting Estimates

For information regarding our Critical Accounting Estimates, see the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. September 2021 Form 10-Q                                 38

Item 2. MD&A - Supplemental Information
Supplemental Information

We sometimes use information that is derived from the Condensed Consolidated Financial Statements but that is not presented in accordance with GAAP ("non-GAAP financial measures"). Under the Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results. The reconciliations presented below of the non-GAAP measures used in this Form 10-Q may not calculate exactly due to rounding.

Pre-tax income/(loss), adjusted

The following table shows a reconciliation of pre-tax income/(loss) (a GAAP measure) to pre-tax income/(loss), adjusted (a non-GAAP financial measure). Pre-tax income/(loss), adjusted excludes the following items directly related to the impact of COVID-19 and our response for comparability with the prior period:

•Restructuring charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the September 2021 quarter, we recognized $33 million of adjustments to certain of those restructuring charges, representing changes in our estimates.

•Government grant recognition. We recognized $1.8 billion of the grant proceeds from the payroll support program extensions as contra-expense during the September 2021 quarter. We recognized the grant proceeds as contra-expense based on the periods that the funds were intended to compensate and have fully used all proceeds from the payroll support program extensions as of the end of the September 2021 quarter.

•Impairments and equity method losses. These adjustments relate to recording our share of the losses recorded by our equity method investees.

•Pension settlement charges. These charges were recognized in connection with the voluntary early retirement and separation programs that were offered to our employees in the September 2020 quarter.

•Loss on extinguishment of debt. This adjustment relates to early termination of a portion of our debt.

We also regularly adjust pre-tax income/(loss) for the following items to determine pre-tax income/(loss), adjusted for the reasons described below.

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
Delta Air Lines, Inc. September 2021 Form 10-Q                                 39

Item 2. MD&A - Supplemental Information

Pre-tax income/(loss), adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2021	2020	2019
Pre-tax income/(loss)	$1,532	$(6,859)	$1,947
Adjusted for:
Restructuring charges	33	5,345	—
Government grant recognition	(1,822)	(1,315)	—
Impairments and equity method losses	49	114	—
Pension settlement charges	—	30	—
Loss on extinguishment of debt	183	—	—
MTM adjustments and settlements on hedges	19	(3)	(25)
Equity investment MTM adjustments	—	—	10
MTM adjustments on investments	223	99	35
Delta Private Jets adjustment	—	—	1
Pre-tax income/(loss), adjusted	$216	$(2,589)	$1,968

Operating Expense, adjusted

The following table shows a reconciliation of operating expense (a GAAP measure) to operating expense, adjusted (a non-GAAP financial measure). Operating expense, adjusted excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax income/(loss), adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We also adjust operating expense for MTM adjustments and settlements on hedges and the impact of Delta Private Jets for the same reasons described above under the heading pre-tax income/(loss), adjusted. We also adjust operating expense for the following item for the reason described below:

•Third-party refinery sales. Refinery sales to third parties, and related expenses, are not related to our airline segment. Operating expense, adjusted therefore provides a more meaningful comparison of operating expenses from our airline operations to the rest of the airline industry.

Operating expense, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2021	2020	2019
Operating expense	$6,949	$9,448	$10,489
Adjusted for:
Restructuring charges	(33)	(5,345)	—
Government grant recognition	1,822	1,315	—
MTM adjustments and settlements on hedges	(19)	3	25
Third-party refinery sales	(872)	(417)	(6)
Delta Private Jets adjustment	—	—	(49)
Operating expense, adjusted	$7,846	$5,004	$10,460

Delta Air Lines, Inc. September 2021 Form 10-Q                                 40

Item 2. MD&A - Supplemental Information
Fuel expense, adjusted and Average fuel price per gallon, adjusted

The following table shows a reconciliation of fuel expense (a GAAP measure) to fuel expense, adjusted (a non-GAAP financial measure). We adjust for MTM adjustments and settlements on hedges and the impact of Delta Private Jets for the same reasons described under the heading pre-tax income/(loss), adjusted.

Fuel expense, adjusted reconciliation
				Average Price Per Gallon
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions, except per gallon data)	2021	2020	2019	2021	2020	2019
Total fuel expense	$1,552	$486	$2,239	$1.97	$1.25	$1.94
Adjusted for:
MTM adjustments and settlements on hedges	(19)	3	25	(0.02)	0.01	0.02
Delta Private Jets adjustment	—	—	(7)	—	—	(0.01)
Total fuel expense, adjusted	$1,533	$489	$2,257	$1.94	$1.25	$1.96

				Average Price Per Gallon
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per gallon data)	2021	2020	2019	2021	2020	2019
Total fuel expense	$4,056	$2,453	$6,508	$2.00	$1.71	$2.03
Adjusted for:
MTM adjustments and settlements on hedges	(20)	(4)	8	(0.01)	(0.01)	—
Delta Private Jets adjustment	—	—	(22)	—	—	(0.01)
Total fuel expense, adjusted	$4,037	$2,449	$6,494	$1.99	$1.70	$2.02

TRASM, adjusted

The following table shows a reconciliation of TRASM (a GAAP measure) to TRASM, adjusted (a non-GAAP financial measure). We adjust TRASM for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for the impact of Delta Private Jets for the same reason described above under the heading pre-tax income/(loss), adjusted.

TRASM, adjusted reconciliation
	Three Months Ended September 30,						Nine Months Ended September 30,
	2021		2020		2019		2021		2020		2019
TRASM (cents)	16.93	¢	10.82	¢	16.58	¢	14.31	¢	13.42	¢	16.94	¢
Adjusted for:
Third-party refinery sales	(1.61)		(1.47)		(0.01)		(1.53)		(0.73)		(0.05)
Delta Private Jets adjustment	—		—		(0.06)		—		—		(0.07)
TRASM, adjusted	15.31	¢	9.35	¢	16.51	¢	12.78	¢	12.70	¢	16.83	¢

Delta Air Lines, Inc. September 2021 Form 10-Q                                 41

Item 2. MD&A - Supplemental Information
CASM-Ex

The following table shows a reconciliation of operating cost per available seat mile ("CASM") (a GAAP measure) to CASM-Ex (a non-GAAP financial measure). CASM-Ex excludes restructuring charges and government grant recognition, which, as discussed above under the heading pre-tax income/(loss), adjusted, are directly related to the impact of the COVID-19 pandemic and our response. We adjust for refinery sales to third parties for the same reason described above under the heading operating expense, adjusted. We adjust for the impact of Delta Private Jets for the same reason described above under the heading pre-tax income/(loss), adjusted. We also adjust CASM for the following items to determine CASM-Ex for the reasons described below:

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

CASM-Ex reconciliation
	Three Months Ended September 30,						Nine Months Ended September 30,
	2021		2020		2019		2021		2020		2019
CASM (cents)	12.85	¢	33.40	¢	13.85	¢	13.18	¢	25.30	¢	14.46	¢
Adjusted for:
Restructuring charges	(0.06)		(18.89)		—		—		(7.98)		—
Government grant recognition	3.37		4.65		—		3.16		2.65		—
Aircraft fuel and related taxes	(2.87)		(1.72)		(2.96)		(2.84)		(2.51)		(3.10)
Third-party refinery sales	(1.61)		(1.47)		(0.01)		(1.53)		(0.73)		(0.05)
Profit sharing	—		—		(0.68)		—		—		(0.60)
Delta Private Jets adjustment	—		—		(0.05)		—		—		(0.06)
CASM-Ex	11.67	¢	15.96	¢	10.15	¢	11.96	¢	16.74	¢	10.66	¢

Delta Air Lines, Inc. September 2021 Form 10-Q                                 42

Item 2. MD&A - Supplemental Information
Free Cash Flow

The following table shows a reconciliation of net cash provided by/(used in) operating activities (a GAAP measure) to free cash flow (a non-GAAP financial measure). We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

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

Free cash flow reconciliation
	Three Months Ended September 30,
(in millions)	2021	2020	2019
Net cash provided by/(used in) operating activities	$151	$(2,575)	$2,245
Net cash used in investing activities	(384)	(1,144)	(1,125)
Adjusted for:
Net (redemptions)/purchases of short-term investments	(452)	745	—
Strategic investments and related	—	235	81
Net cash flows related to certain airport construction projects and other	222	208	221
Free cash flow	$(463)	$(2,531)	$1,422

Delta Air Lines, Inc. September 2021 Form 10-Q                                 43

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2021 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Delta Air Lines, Inc. September 2021 Form 10-Q                                 44

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2021 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the September 2021 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 2021	11,558	$44.50	11,558	$—
August 2021	2,562	$40.19	2,562	$—
September 2021	7,652	$43.03	7,652	$—
Total	21,772		21,772

Delta Air Lines, Inc. September 2021 Form 10-Q                                 45

ITEM 6. EXHIBITS
(a) Exhibits
10.1     Amendment No. 4 dated August 20, 2021 to Airbus A321 NEO Aircraft Purchase Agreement, dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (“Amendment No. 4”)*
10.2     Amended and Restated Letter Agreements No. 3 related to Amendment No. 4 dated August 20, 2021*
15    Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Portions of this exhibit have been redacted pursuant to item 601(b)(10)(iv) of Regulation S-K.
Delta Air Lines, Inc. September 2021 Form 10-Q                                 46

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
October 13, 2021

Delta Air Lines, Inc. September 2021 Form 10-Q                                 47