Form 10-Q
period 2022-03-31
DELTA AIR LINES, INC.
filed 2022-04-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2022:
Common Stock, $0.0001 par value - 641,076,463 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2022, the related condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and consolidated statements of stockholders' equity for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 11, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 13, 2022

Delta Air Lines, Inc. March 2022 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,705	$7,933
Short-term investments	2,250	3,386
Accounts receivable, net of allowance for uncollectible accounts of $40 and $50	3,039	2,404
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $157 and $176	1,292	1,098
Prepaid expenses and other	1,434	1,119
Total current assets	15,720	15,940
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $19,136 and $18,671	30,042	28,749
Operating lease right-of-use assets	7,402	7,237
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $895 and $893	5,999	6,001
Equity investments	1,999	1,712
Deferred income taxes, net	1,534	1,294
Other noncurrent assets	1,299	1,773
Total noncurrent assets	58,028	56,519
Total assets	$73,748	$72,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$1,116	$1,782
Current maturities of operating leases	744	703
Air traffic liability	8,809	6,228
Accounts payable	4,810	4,240
Accrued salaries and related benefits	2,288	2,457
Loyalty program deferred revenue	3,038	2,710
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,155	1,746
Total current liabilities	24,060	20,966
Noncurrent Liabilities:
Debt and finance leases	24,441	25,138
Noncurrent air traffic liability	300	130
Pension, postretirement and related benefits	5,862	6,035
Loyalty program deferred revenue	4,606	4,849
Noncurrent operating leases	7,199	7,056
Other noncurrent liabilities	4,289	4,398
Total noncurrent liabilities	46,697	47,606

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 651,562,278 and 649,720,387 shares issued	—	—
Additional paid-in capital	11,462	11,447
Accumulated deficit	(1,088)	(148)
Accumulated other comprehensive loss	(7,071)	(7,130)
Treasury stock, at cost, 10,485,815 and 9,752,872 shares	(312)	(282)
Total stockholders' equity	2,991	3,887
Total liabilities and stockholders' equity	$73,748	$72,459
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Operating Revenue:
Passenger	$6,907	$2,748
Cargo	289	215
Other	2,152	1,187
Total operating revenue	9,348	4,150

Operating Expense:
Salaries and related costs	2,826	2,202
Aircraft fuel and related taxes	2,092	1,017
Ancillary businesses and refinery	1,382	706
Contracted services	753	519
Depreciation and amortization	506	492
Landing fees and other rents	504	493
Regional carrier expense	491	401
Aircraft maintenance materials and outside repairs	465	294
Passenger commissions and other selling expenses	312	110
Passenger service	275	118
Aircraft rent	122	104
Restructuring charges	(5)	(44)
Government grant recognition	—	(1,186)
Other	408	322
Total operating expense	10,131	5,548

Operating Loss	(783)	(1,398)

Non-Operating Expense:
Interest expense, net	(274)	(361)
Equity method results	—	(54)
Gain/(loss) on investments, net	(147)	262
Loss on extinguishment of debt	(25)	(56)
Pension and related benefit/(expense)	73	107
Miscellaneous, net	(44)	(15)
Total non-operating expense, net	(417)	(117)

Loss Before Income Taxes	(1,200)	(1,515)

Income Tax Benefit	260	338

Net Loss	$(940)	$(1,177)

Basic Loss Per Share	$(1.48)	$(1.85)
Diluted Loss Per Share	$(1.48)	$(1.85)
Cash Dividends Declared Per Share	$—	$—

Comprehensive Loss	$(881)	$(1,099)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net Cash Provided by Operating Activities	$1,771	$691

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,276)	(132)
Ground property and equipment, including technology	(490)	(306)
Purchase of short-term investments	(226)	(3,161)
Redemption of short-term investments	1,346	3,371
Purchase of equity investments	(100)	—
Other, net	(3)	168
Net cash used in investing activities	(749)	(60)

Cash Flows from Financing Activities:
Proceeds from long-term obligations	—	924
Payments on debt and finance lease obligations	(1,443)	(1,775)
Other, net	(13)	61
Net cash used in financing activities	(1,456)	(790)

Net Decrease in Cash, Cash Equivalents and Restricted Cash Equivalents	(434)	(159)
Cash, cash equivalents and restricted cash equivalents at beginning of period	8,569	10,055
Cash, cash equivalents and restricted cash equivalents at end of period	$8,135	$9,896

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$42	$473
Right-of-use assets acquired under operating leases	359	20
Equity investments and other financings	330	200

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2022	2021
Current assets:
Cash and cash equivalents	$7,705	$8,460
Restricted cash included in prepaid expenses and other	170	213
Noncurrent assets:
Restricted cash included in other noncurrent assets	260	1,223
Total cash, cash equivalents and restricted cash equivalents	$8,135	$9,896

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2021	650	$—	$11,447	$(148)	$(7,130)	10	$(282)	$3,887
Net loss	—	—	—	(940)	—	—	—	(940)
Other comprehensive income	—	—	—	—	59	—	—	59
Common stock issued for employee equity awards(1)	2	—	15	—	—	1	(30)	(15)
Balance at March 31, 2022	652	$—	$11,462	$(1,088)	$(7,071)	11	$(312)	$2,991

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $41.00 in the March 2022 quarter.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2020	647	$—	$11,259	$(428)	$(9,038)	9	$(259)	$1,534
Net loss	—	—	—	(1,177)	—	—	—	(1,177)
Other comprehensive income	—	—	—	—	78	—	—	78
Common stock issued for employee equity awards(1)	2	—	23	—	—	1	(20)	3
Government grant warrant issuance	—	—	44	—	—	—	—	44
Balance at March 31, 2021	649	$—	$11,326	$(1,605)	$(8,960)	10	$(279)	$482

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $38.35 in the March 2021 quarter.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 6

Notes to the Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2021.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to impacts from the COVID-19 pandemic and the ongoing recovery, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2022 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended March 31,
(in millions)	2022	2021
Ticket	$5,986	$2,277
Loyalty travel awards	543	241
Travel-related services	378	230
Total passenger revenue	$6,907	$2,748

Ticket

We recognized approximately $2.2 billion and $822 million in passenger revenue during the three months ended March 31, 2022 and 2021, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

In order to provide our customers more flexibility and time to plan or rebook their travel, in January 2022, we announced that all existing travel credit holders will have until December 31, 2023 to rebook their ticket for travel throughout 2024. Additionally, all Delta customers with upcoming 2022 travel or who purchase a ticket in 2022 will also have the flexibility to rebook their ticket through December 31, 2023, and travel throughout 2024. The air traffic liability classified as current as of March 31, 2022 represents our estimate of tickets and travel credits to be used within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.

We estimate the value of tickets that will expire unused (“ticket breakage”) and recognize the related revenue at the scheduled flight date. Our ticket breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior. Given the impact of the COVID-19 pandemic on customer behavior and changes made in ticket validity terms, as well as the elimination of change fees for most tickets, our estimates of revenue that will be recognized from the air traffic liability for unused tickets may vary in future periods.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 7

Notes to the Consolidated Financial Statements
Loyalty Travel Awards

Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2022 and 2021, total cash sales from marketing agreements related to our loyalty program were $1.2 billion and $767 million, respectively, which are allocated to travel and other performance obligations. Loyalty travel awards revenue is related to the redemption of miles for air travel.

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

Loyalty program activity
(in millions)	2022	2021
Balance at January 1	$7,559	$7,182
Miles earned	658	354
Miles redeemed for air travel	(543)	(241)
Miles redeemed for non-air travel and other	(30)	(10)
Balance at March 31	$7,644	$7,285

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, on-board sales and administrative fees.

Other Revenue

	Three Months Ended March 31,
(in millions)	2022	2021
Refinery	$1,187	$540
Loyalty program	571	368
Ancillary businesses	209	186
Miscellaneous	185	93
Total other revenue	$2,152	$1,187

Refinery. This represents refinery sales to third parties, which are at or near cost; accordingly, the margin on these sales is de minimis.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly included within the total cash sales from marketing agreements, discussed above.

Ancillary Businesses. Ancillary businesses includes aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access, including access provided to certain American Express cardholders, and codeshare revenues.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 8

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended March 31,
(in millions)	2022	2021
Domestic	$5,563	$2,280
Atlantic	539	142
Latin America	680	264
Pacific	125	62
Total	$6,907	$2,748

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended March 31,
(in millions)	2022	2021
Domestic	$7,549	$3,368
Atlantic	776	267
Latin America	811	381
Pacific	212	134
Total	$9,348	$4,150

Delta Air Lines, Inc. March 2022 Form 10-Q                                 9

Notes to the Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2022	Level 1	Level 2	Level 3
Cash equivalents	$5,132	$5,132	$—	$—
Restricted cash equivalents	429	429	—	—
Short-term investments	2,250	681	1,569	—
Long-term investments	1,312	1,179	36	97
Fuel hedge contracts	(14)	—	(14)	—

(in millions)	December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents	$5,450	$5,450	$—	$—
Restricted cash equivalents	635	635	—	—
Short-term investments	3,386	1,376	2,010	—
Long-term investments	1,459	1,326	36	97
Fuel hedge contracts	(18)	—	(18)	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet ("balance sheet"). Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. Short-term investments consist of U.S. government and agency securities. The fair values of these investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

As of March 31, 2022, the estimated fair value of our short-term investments was $2.2 billion. Of these investments, $1.6 billion are expected to mature in one year or less, with the remainder maturing during 2023. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). Our fuel hedge portfolio may consist of a combination of options, swaps or futures. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized losses of $240 million and $57 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Loss ("income statement") for three months ended March 31, 2022 and 2021, respectively. The losses recognized during the March 2022 quarter are composed of $244 million of settlements on contracts and $4 million of mark-to-market adjustments. Expense from the settlement of closed contracts is offset by higher operating profits at Monroe from higher pricing. See Note 9, "Segments," for further information on our Monroe refinery segment.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 10

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

Fair Value Investments. Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net in our income statement within non-operating expense and are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares.

Equity Method Investments. We record our share of our equity method investees' financial results in our income statement as described in the table below.

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Air France-KLM	Fair Value	6%	6%	$170	$165
China Eastern	Fair Value	2%	2%	157	177
CLEAR	Fair Value	6%	6%	223	260
Grupo Aeroméxico	Equity Method(1)	20%	51%	432	—
Hanjin-KAL	Fair Value	13%	13%	450	455
Unifi Aviation	Equity Method(2)	49%	49%	159	159
Wheels Up	Fair Value(3)	21%	21%	162	241
Other investments	Various			246	255
Equity investments				$1,999	$1,712
(1)Results are included in equity method results in our income statement under non-operating expense.
(2)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at our airport locations.
(3)We account for our investment under the fair value option.

Grupo Aeroméxico. On March 17, 2022, Grupo Aeroméxico ("Aeroméxico") emerged from its voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code ("bankruptcy process"). At the conclusion of the bankruptcy process, Aeroméxico's previously outstanding capital stock was consolidated and exchanged for less than 0.01% of new capital stock, which effectively eliminated our historical 51% ownership stake. Upon emergence, Delta received a 20% equity stake in the newly restructured Aeroméxico in exchange for (1) our receivables under Aeroméxico's debtor-in-possession financing, (2) $100 million (recorded as an investing outflow on our Condensed Consolidated Statements of Cash Flows ("cash flows statement")), and (3) our agreement to provide expanded commercial services to Aeroméxico in future periods. We will account for our investment in Aeroméxico under the equity method of accounting and record our share of Aeroméxico's financial results in equity method results in our income statement.

Other Investments. This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment.

Virgin Atlantic. Virgin Atlantic has completed an out-of-court restructuring, during which we provided and continue to provide strategic and operational assistance. The carrying value of our investment in Virgin Atlantic remains zero as of March 31, 2022. We maintained our 49% equity interest and continue to track our share of Virgin Atlantic's losses under the equity method of accounting, which are only recorded to the extent we make additional investments in Virgin Atlantic.

LATAM. LATAM Airlines Group S.A. ("LATAM") is undergoing voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code, and the carrying value of our investment in LATAM remains zero as of March 31, 2022. In order to support our relationship with LATAM, we are providing strategic and operational assistance through the bankruptcy process. We have a $175 million noncurrent receivable outstanding associated with LATAM's debtor-in-possession financing. Upon completion of its bankruptcy process, we expect to receive an approximately 10% equity stake in LATAM in exchange for an additional investment in LATAM.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			March 31,	December 31,
(in millions)	Dates			March 31, 2022			2022	2021
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2023	to	2029	2.90%	to	7.38%	3,308	4,354
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	6,000	6,000
SkyMiles Term Loan(1)(2)	2023	to	2027	4.75%			2,820	2,820
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			2,459	2,589
2018 Revolving Credit Facility(2)	2023	to	2024	Undrawn			—	—
Financing arrangements secured by aircraft:
Certificates(1)	2022	to	2028	2.00%	to	8.00%	1,920	1,932
Notes(1)(2)	2022	to	2033	1.39%	to	5.75%	1,054	1,139
NYTDC Special Facilities Revenue Bonds(1)	2023	to	2045	4.00%	to	5.00%	2,838	2,894
Other financings(1)(2)	2022	to	2030	2.51%	to	5.00%	68	68
Other revolving credit facilities(2)	2022	to	2024	Undrawn			—	—
Total secured and unsecured debt							23,963	25,292
Unamortized (discount)/premium and debt issue cost, net and other							(193)	(208)
Total debt							23,770	25,084
Less: current maturities							(831)	(1,502)
Total long-term debt							$22,939	$23,582
(1)Due in installments.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate plus a specified margin.

Availability Under Revolving Facilities

As of March 31, 2022, we had approximately $2.9 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of March 31, 2022 that did not affect the availability of our revolving credit facilities.

Fair Value of Debt

Market risk associated with our fixed- and variable-rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt shown below is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Debt is primarily classified as Level 2 within the fair value hierarchy.

Fair value of outstanding debt
(in millions)	March 31, 2022	December 31, 2021
Net carrying amount	$23,770	$25,084
Fair value	$24,200	$26,900

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at March 31, 2022.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 12

Notes to the Consolidated Financial Statements
NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2022	2021	2022	2021
Three Months Ended March 31,
Service cost	$—	$—	$18	$21
Interest cost	153	146	32	29
Expected return on plan assets	(330)	(375)	(4)	(9)
Amortization of prior service credit	—	—	(1)	(2)
Recognized net actuarial loss	64	89	13	15
Net periodic (benefit) cost	$(113)	$(140)	$58	$54

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within pension and related benefit/(expense) under non-operating expense.

Expected Long-Term Rate of Return. Based on our level of funding at year-end, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $15.3 billion at March 31, 2022.

Aircraft purchase commitments
(in millions)	Total
Nine months ending December 31, 2022	$2,640
2023	3,170
2024	3,290
2025	2,910
2026	2,340
Thereafter	990
Total	$15,340

Our future aircraft purchase commitments included the following aircraft at March 31, 2022:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	40
A321-200neo	154
A330-900neo	23
A350-900	18
B-737-900ER	5
CRJ-900	3
Total	243
Delta Air Lines, Inc. March 2022 Form 10-Q                                 13

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

Delta Air Lines, Inc. March 2022 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Total
Balance at January 1, 2022 (net of tax effect of $1,184)	$(7,170)	$40	$(7,130)
Reclassifications into earnings (net of tax effect of $18)(1)	59	—	59
Balance at March 31, 2022 (net of tax effect of $1,166)	$(7,111)	$40	$(7,071)

Balance at January 1, 2021 (net of tax effect of $1,764)	$(9,078)	$40	$(9,038)
Reclassifications into earnings (net of tax effect of $23)(1)	78	—	78
Balance at March 31, 2021 (net of tax effect of $1,741)	$(9,000)	$40	$(8,960)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in pension and related benefit/(expense) in non-operating expense in our income statement.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 15

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2022 and 2021 was $809 million and $503 million, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2022
Operating revenue:	$8,161	$2,313			$9,348
Sales to airline segment			$(291)	(1)
Exchanged products			(809)	(2)
Sales of refined products			(26)	(3)
Operating (loss)/income	(836)	53	—		(783)
Interest expense, net	274	2	(2)		274
Depreciation and amortization	506	23	(23)	(4)	506
Total assets, end of period	71,392	2,382	(26)		73,748
Net fair value obligations, end of period	—	(430)	—		(430)
Capital expenditures	1,749	17	—		1,766

Three Months Ended March 31, 2021
Operating revenue:	$3,610	$1,047			$4,150
Sales to airline segment			$—	(1)
Exchanged products			(503)	(2)
Sales of refined products			(4)	(3)
Operating loss	(1,273)	(125)	—		(1,398)
Interest expense, net	361	1	(1)		361
Depreciation and amortization	492	24	(24)	(4)	492
Total assets, end of period	71,508	1,578	(3)		73,083
Net fair value obligations, end of period	—	(285)	—		(285)
Capital expenditures	425	13	—		438
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

Delta Air Lines, Inc. March 2022 Form 10-Q                                 16

Notes to the Consolidated Financial Statements
Fair Value Obligations

The net fair value obligations presented in the table above are related to renewable fuel compliance costs and are based on quoted market prices and other observable information and are therefore classified as Level 2 in the fair value hierarchy. Our obligation as of March 31, 2022 was calculated using the U.S. Environmental Protection Agency's ("EPA") proposed Renewable Fuel Standard ("RFS") volume requirements, which were issued in December 2021. The EPA has not finalized the compliance deadlines to retire our obligations for 2020 and 2021, but we expect those deadlines to be within one year of the effective date of the new RFS volume requirements.

NOTE 10. LOSS PER SHARE

We calculate basic loss per share and diluted loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted loss per share calculation are not material. The following table shows the computation of basic and diluted loss per share:

Basic and diluted loss per share
	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net loss	$(940)	$(1,177)

Basic weighted average shares outstanding	637	636
Dilutive effect of share-based awards	—	—
Diluted weighted average shares outstanding	637	636

Basic loss per share	$(1.48)	$(1.85)
Diluted loss per share	$(1.48)	$(1.85)
Delta Air Lines, Inc. March 2022 Form 10-Q                                 17

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our 2021 Form 10-K.

March 2022 Quarter Financial Overview

Our business and operating results continued to be impacted by the COVID-19 pandemic in the March 2022 quarter. We have seen continued improvement in our business during the March 2022 quarter, which we expect to continue throughout 2022. Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results in the March 2022 quarter to both the March 2021 and March 2019 quarters in this overview section allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

The table below shows selected key financial and statistical measures for the three months ended March 31, 2022, 2021 and 2019.

	Three Months Ended March 31,			2022 vs. 2021 % Increase (Decrease) (1)	2022 vs. 2019 % Increase (Decrease) (1)
(in millions)	2022	2021	2019
Total operating revenue	$9,348	$4,150	$10,472	125%	(11)%
Total operating expense	10,131	5,548	9,452	83%	7%
Operating (loss)/income	(783)	(1,398)	1,020	(44)%	NM

Available seat miles ("ASM")	51,810	40,118	62,416	29%	(17)%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Our operating loss for the March 2022 quarter was $783 million, an improvement of $615 million compared to the March 2021 quarter. This improvement was primarily due to a $4.2 billion, or 151%, increase in passenger revenue as a result of increased demand and capacity, partially offset by a $1.1 billion increase in fuel expense, $1.2 billion of Payroll Support Programs ("PSP") grant proceeds recognized during the March 2021 quarter and increases in other volume related expenses as we continue to restore our operation.

Compared to operating income of $1.0 billion in the March 2019 quarter, our operating loss primarily resulted from the continued impact of the COVID-19 pandemic on our business which led to a 25% decrease in passenger revenue.

Revenue. Compared to the March 2021 quarter, our operating revenue increased $5.2 billion, or 125%, due primarily to increased travel demand and higher refinery third party sales.

Compared to the March 2019 quarter, our operating revenue was $1.1 billion lower, or 11%, on 17% lower system capacity, due primarily to the continued impact of the COVID-19 pandemic on travel demand, partially offset by higher refinery third party sales. We expect system capacity to be approximately 85% recovered in the June 2022 quarter compared to the June 2019 quarter. We have the ability to return to 2019 capacity levels by the end of 2022, if demand warrants.

Beginning in the latter half of the March 2021 quarter, we began to see bookings, primarily among domestic consumers, improve from the low levels of 2020. Throughout 2021, demand continued to improve, with some variability in periods of rising COVID-19 cases attributable to variants of the virus. Consumer demand accelerated through the March 2022 quarter, highlighted by strong spring break performance. As the omicron variant faded, offices reopened and travel restrictions were lifted, leading to improved demand for business travel and a strengthened fare environment. The sale of tickets to domestic business customers (i.e., both corporate and contracted small- and medium-sized enterprises), including tickets for travel during and beyond the quarter (“domestic corporate advance sales”), significantly improved during the March 2022 quarter. We remain optimistic about the ultimate recovery of business travel; however, we are unable to fully predict the pace of that recovery.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 18

Item 2. MD&A
International revenue continues to lag the recovery in domestic travel due to certain international testing requirements and travel restrictions, but improved in the March 2022 quarter to approximately 55% recovered compared to the March 2019 quarter. During the March 2022 quarter, many European countries removed entry testing requirements for vaccinated travelers. The sale of tickets to international business customers (i.e., both corporate and contracted small- and medium-sized enterprises), including tickets for travel during and beyond the quarter (“international corporate advance sales”), significantly improved during the March 2022 quarter. Despite the recent policy changes and improved advance sales, we expect the lower international revenue environment to continue through at least the second quarter of 2022, with the recovery of international revenue continuing to trail domestic revenue.

Operating Expense. Total operating expense in the March 2022 quarter increased $4.6 billion, or 83%, compared to the March 2021 quarter, primarily resulting from increased fuel costs due to both an increase in fuel price and increased capacity and higher volume-related expenses associated with the increase in capacity and demand, mainly aircraft maintenance and higher salaries and related costs. The increase also resulted from $1.2 billion of PSP grant proceeds recognized during the March 2021 quarter, which reduced expenses and an increase in expenses related to refinery sales to third parties, reflected in ancillary business and refinery expense. Total operating expense, adjusted (a non-GAAP financial measure) for the March 2022 quarter increased $2.7 billion, or 43%, compared to the March 2021 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties and PSP grant proceeds in the March 2021 quarter.

Total operating expense in the March 2022 quarter increased $679 million, or 7%, compared to the March 2019 quarter, primarily resulting from increased expenses related to refinery sales to third parties, reflected in ancillary business and refinery expense. Total operating expense, adjusted (a non-GAAP financial measure) for the March 2022 quarter decreased $400 million, or 4%, compared to the March 2019 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of March 31, 2022 was $12.8 billion. During the March 2022 quarter, operating activities generated $1.8 billion.

During the March 2022 quarter, the air traffic liability increased approximately $2.8 billion. We sell tickets for air travel in advance of the customer's travel date and the cash received on these advance sales is recorded as deferred revenue in our air traffic liability. Passenger revenue is recognized and the air traffic liability is reduced when we provide transportation services. The increase in the air traffic liability exceeds our historical seasonal increase, reflecting the continued restoration of our business.

As discussed above, consumer demand for travel accelerated through the quarter. Domestic corporate advance sales for the March 2022 quarter were approximately 50% recovered compared to the March 2019 quarter and the month of March was approximately 70% recovered versus 2019. The domestic corporate advance sales recovery was also nearly 40 percentage points higher in the March 2022 quarter compared to the March 2021 quarter. International corporate advance sales for the March 2022 quarter were approximately 35% recovered compared to the March 2019 quarter, with the month of March improving to approximately 50% compared to March 2019. Internationally, Transatlantic improved the most as European countries reopened. The international corporate advance sales recovery was also nearly 30 percentage points higher in the March 2022 quarter compared to the March 2021 quarter.

Additionally, total cash sales to American Express were $1.2 billion in the March 2022 quarter up 25% compared to the March 2019 quarter.

Also during the quarter, investing activities used a net of $749 million, primarily for capital expenditures, partially offset by net redemptions of short-term investments. These activities resulted in $197 million of free cash flow (a non-GAAP financial measure) in the March 2022 quarter. Also, during the March 2022 quarter we had cash outflows of approximately $1.4 billion related to repayments of our debt and finance leases.

The non-GAAP financial measures referenced above for operating expense, adjusted and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 19

Item 2. MD&A
Environmental Sustainability. During 2022, we are continuing to develop our climate transition plan and to have our medium- and long-term climate goals, including our goal of achieving net zero greenhouse gas emissions no later than 2050, validated by the Science Based Targets initiative, as described in our 2021 Form 10-K. We expect our path toward achievement of these goals to depend heavily on increased use of sustainable aviation fuel ("SAF") which is not presently available at scale or at prices competitive to jet fuel, and improved fuel efficiency from fleet renewal and operational initiatives. In the three months ended March 31, 2022, we also incurred $47 million of expense related to carbon offset credits, which relates to a portion of our airline segment's 2021 carbon emissions.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended March 31, 2022 and 2021

Operating Revenue

	Three Months Ended March 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2022		2021
Ticket - Main cabin	$3,448		$1,353		$2,095		155%
Ticket - Premium products	2,538		924		1,614		175%
Loyalty travel awards	543		241		302		125%
Travel-related services	378		230		148		64%
Total passenger revenue	$6,907		$2,748		$4,159		151%
Cargo	289		215		74		34%
Other	2,152		1,187		965		81%
Total operating revenue	$9,348		$4,150		$5,198		125%

TRASM (cents)	18.04	¢	10.34	¢	7.70	¢	74%
Third-party refinery sales	(2.29)		(1.35)		(0.94)		70%
TRASM, adjusted(2)	15.75	¢	9.00	¢	6.75	¢	75%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Compared to the March 2021 quarter, our operating revenue increased $5.2 billion, or 125%, due to the continued recovery in demand from the COVID-19 pandemic and higher refinery third party sales. The increase in operating revenue, on a 29% increase in capacity, resulted in a 74% increase in total revenue per available seat mile ("TRASM") and a 75% increase in TRASM, adjusted compared to the March 2021 quarter. The growth in passenger revenue was due to increased demand in both main cabin and premiums products, with premium products experiencing a quicker recovery than main cabin.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

We have historically generated cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. In 2020 and 2021, following the onset of the COVID-19 pandemic, reduced industry cargo capacity drove a significant increase in our cargo yield, and we also generated cargo revenue through the operation of cargo-only charter flights (i.e., using aircraft in our fleet not being utilized for passenger travel to fly cargo internationally). The higher cargo yield trend has continued into the March 2022 quarter driving the increase in revenue compared to the March 2021 quarter. We expect capacity constraints and elevated market yields to continue through 2022 while the industry rebuilds international networks to pre-pandemic levels.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2021
(in millions)	Three Months Ended March 31, 2022	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$5,563	144%	105%	29%	19%	90%	29	pts
Atlantic	539	281%	320%	108%	(9)%	83%	33	pts
Latin America	680	158%	93%	(1)%	33%	160%	38	pts
Pacific	125	100%	106%	3%	(3)%	95%	17	pts
Total	$6,907	151%	116%	29%	17%	95%	30	pts

Domestic

Domestic passenger unit revenue ("PRASM") increased in the March 2022 quarter compared to the March 2021 quarter as a result of the higher levels of capacity and demand during the March 2022 quarter due to the ongoing recovery in the period.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
The March 2022 quarter domestic consumer revenue was above March 2021 quarter levels. After starting with somewhat muted demand recovery due to rising COVID-19 cases attributable to variants of the virus, revenue recovery accelerated during the quarter as consumers continued to show increased confidence in travel.

We also remain optimistic about the ultimate recovery of business travel, which is comprised of both corporate managed travel and small- and medium-sized businesses, and expect the recovery of both of these components to continue to increase throughout 2022. Business travel demand in the March 2022 quarter was the highest since the onset of the COVID-19 pandemic.

International

International passenger revenue for the March 2022 quarter increased compared to the March 2021 quarter as travel to certain destinations has resumed or increased. While some countries have removed or eased travel restrictions, many countries still maintain international testing requirements and travel restrictions, which have restrained demand in the short-term.

In November 2021, travel restrictions for fully vaccinated foreign visitors to the United States were lifted. This action made travel to the U.S. by many foreign nationals possible for the first time in 18 months. Despite this policy change, we expect the lower international revenue environment to continue through at least the second quarter of 2022, with the recovery of international revenue continuing to trail domestic revenue. We will continue to be nimble in the restoration of our international network based on changes in government restrictions and consumer demand.

The Atlantic region continues to improve, despite the conflict in Ukraine, as western European countries remove or ease travel restrictions. In February 2022, we suspended our codeshare services operated in conjunction with Russian national airline, Aeroflot, which is not expected to have a material impact on our Atlantic region revenues as Russia and Ukraine represent less than one percent of our Atlantic region traffic.

The Latin America region has shown the most recovery of the international regions, with continued demand improvement for leisure destinations in the Caribbean, Mexico and Central America. We expect this trend to continue throughout 2022 with the recovery in Latin America leading the Atlantic and Pacific regions.

The Pacific region continues to be the most impacted by the restrictions described above. Travel in the Pacific region remains largely limited to essential travel, and we expect only small demand improvements until government restrictions ease, such as South Korea's recent announcement that vaccinated travelers would be able to enter the country without quarantine beginning on April 1, 2022.

Ticket Validity Flexibility

In order to provide our customers more flexibility and time to plan or rebook their travel, in January 2022, we announced that all existing travel credit holders will have until December 31, 2023 to rebook their ticket for travel throughout 2024. Additionally, all Delta customers with upcoming 2022 travel or who purchase a ticket in 2022 will also have the flexibility to rebook their ticket through December 31, 2023, and travel throughout 2024.

We estimate the value of ticket breakage and recognize the related revenue at the scheduled flight date. Our ticket breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior. Given the impact of the COVID-19 pandemic on customer behavior and changes made in ticket validity terms, as well as the elimination of change fees for most tickets, our estimates of revenue that will be recognized from the air traffic liability for unused tickets may vary in future periods.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Refinery	$1,187	$540	$647	120%
Loyalty program	571	368	203	55%
Ancillary businesses	209	186	23	12%
Miscellaneous	185	93	92	99%
Total other revenue	$2,152	$1,187	$965	81%

Refinery. This represents refinery sales to third parties. These sales, which are at or near cost, increased $647 million compared to the March 2021 quarter. The increase in third-party refinery sales resulted from higher pricing and production during the March 2022 quarter compared to the March 2021 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Loyalty Program. Loyalty program revenues relate to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. As co-brand card spend and card acquisitions continue to be strong, revenues from our relationship with American Express increased in the March 2022 quarter compared to 2021.

Ancillary Businesses. Ancillary businesses revenue includes aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. Miscellaneous revenue is primarily composed of lounge access, including access provided to certain American Express cardholders, and codeshare revenues. The volume of these transactions has increased compared to the March 2021 quarter due to the ongoing recovery of our business that continued to materialize in the March 2022 quarter. Our network of Delta Sky Club lounges was fully reopened by the end of July 2021 after some lounges temporarily closed at the onset of the pandemic in 2020.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Salaries and related costs	$2,826	$2,202	$624	28%
Aircraft fuel and related taxes	2,092	1,017	1,075	106%
Ancillary businesses and refinery	1,382	706	676	96%
Contracted services	753	519	234	45%
Depreciation and amortization	506	492	14	3%
Landing fees and other rents	504	493	11	2%
Regional carrier expense	491	401	90	22%
Aircraft maintenance materials and outside repairs	465	294	171	58%
Passenger commissions and other selling expenses	312	110	202	184%
Passenger service	275	118	157	133%
Aircraft rent	122	104	18	17%
Restructuring charges	(5)	(44)	39	(89)%
Government grant recognition	—	(1,186)	1,186	(100)%
Other	408	322	86	27%
Total operating expense	$10,131	$5,548	$4,583	83%

Salaries and Related Costs. During 2021, we continued to offer voluntary unpaid leaves of absence in response to the COVID-19 pandemic for periods ranging from 30 days up to 12 months and approximately 13,000 of our employees elected to take a leave of absence during the March 2021 quarter. In the March 2022 quarter we no longer offered these leaves of absence as the program terminated by the end of the September 2021 quarter. Additionally, we hired approximately 15,000 employees since the March 2021 quarter, of which approximately 4,000 were in the March 2022 quarter, in certain areas, including flight operations, reservations and customer care and airport customer service, in order to support our operations as demand and capacity returns. These actions resulted in higher salaries and related costs during the March 2022 quarter compared to the March 2021 quarter.

In March 2022, we announced that eligible employees will receive a 4% base pay increase, effective May 1, 2022.

Aircraft Fuel and Related Taxes. Fuel expense increased $1.1 billion compared to the March 2021 quarter primarily due to a 71% increase in the market price of jet fuel and a 38% increase in consumption on a comparable increase in capacity. We expect this elevated jet fuel cost to continue throughout 2022 due to recent market disruptions, further exacerbated by geopolitical events.

Additionally, during the March 2022 quarter, we purchased and retired $47 million of carbon offset credits which relate to a portion of our airline segment's 2021 carbon emissions. In the table below, these costs are shown in the carbon offset costs line item.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Fuel purchase cost(1)	$2,102	$895	$1,207	$2.81	$1.64	$1.17
Carbon offset costs	47	20	27	0.06	0.04	0.02
Fuel hedge impact	(4)	(23)	19	(0.01)	(0.04)	0.03
Refinery segment impact	(53)	125	(178)	(0.07)	0.23	(0.30)
Total fuel expense	$2,092	$1,017	$1,075	$2.79	$1.87	$0.92
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties, which are at or near cost. The refinery cost of sales increased $647 million compared to the March 2021 quarter. The increase in third-party refinery sales resulted from higher pricing and production during the March 2022 quarter compared to the March 2021 quarter.

Contracted Services. During the March 2022 quarter, demand and capacity increased compared to the March 2021 quarter due to the ongoing recovery from the COVID-19 pandemic as discussed above. The continued restoration of our operations was the primary driver for the increase in contracted services.

Regional Carrier Expense. Regional carrier expense increased compared to the March 2021 quarter due to an increase in utilization as a result of the increased demand discussed above.

Aircraft Maintenance Materials and Outside Repairs. Maintenance expense increased compared to the March 2021 quarter as we returned aircraft to service and to support our operational reliability.

Passenger commissions and other selling expenses. Compared to the March 2021 quarter, passenger revenue increased 151% in the March 2022 quarter, which was the primary reason for the increase in passenger commissions and other selling expenses.

Passenger service. Passenger service increased compared to the March 2021 quarter due to the increased traffic discussed above.

Restructuring Charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the March 2022 quarter, we recognized $5 million of net adjustments to certain of those restructuring charges, representing changes in our estimates, compared to $44 million of net adjustments in the March 2021 quarter.

Government Grant Recognition. During the March 2021 quarter, we recognized $1.2 billion of government PSP grant proceeds as contra-expense that were used exclusively for the payment of employee wages, salaries and benefits.

Non-Operating Results

	Three Months Ended March 31,
(in millions)	2022	2021	Favorable (Unfavorable)
Interest expense, net	$(274)	$(361)	$87
Equity method results	—	(54)	54
Gain/(loss) on investments, net	(147)	262	(409)
Loss on extinguishment of debt	(25)	(56)	31
Pension and related benefit/(expense)	73	107	(34)
Miscellaneous, net	(44)	(15)	(29)
Total non-operating expense, net	$(417)	$(117)	$(300)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the March 2021 quarter as a result of our debt reduction initiatives since the December 2020 quarter. During 2021, we made payments of approximately $5.8 billion related to our debt and finance leases, which included approximately $3.8 billion for early repayments. We have continued to pay down our debt in the March 2022 quarter with $1.4 billion of payments on debt and finance lease obligations, including $199 million for the early repurchase of various secured notes and unsecured notes through repurchases on the open market. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2022 and beyond.

Equity method results. Equity method results in 2021 reflected our share of Virgin Atlantic's equity method losses. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 25

Item 2. MD&A - Non-Operating Results
Gain/(loss) on investments, net. Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net and are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis.

Loss on extinguishment of debt. Loss on extinguishment of debt reflects the losses incurred in the early repayment of the notes mentioned above.

Pension and related benefit/(expense). Pension and related benefit/(expense) reflects the net periodic benefit/(cost) of our pension and other postretirement and postemployment benefit plans. Based on our level of funding at year-end, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

Miscellaneous, net. Miscellaneous, net primarily includes foreign exchange gains/(losses) and charitable contributions.

Income Taxes

We project that our annual effective tax rate for 2022 will be approximately 25%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. Historically, the jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provided approximately 200,000 barrels per day, or approximately 75% of our pre-COVID-19 pandemic consumption, for use in our airline operations.

During the three months ended March 31, 2022, the refinery operated at near pre-pandemic production levels and a summary of the refinery results is shown below.

Refinery segment financial information
	Three Months Ended March 31,
(in millions, except per gallon data)	2022	2021	Increase (Decrease)	% Increase (Decrease)
Exchange products	$809	$503	$306	61%
Sales of refined products	26	4	22	NM
Sales to airline segment	291	—	291	NM
Third party refinery sales	1,187	540	647	120%
Operating revenue	$2,313	$1,047	$1,266	121%

Operating income/(loss)	$53	$(125)	$178	NM
Refinery segment impact on airline average price per fuel gallon	$(0.07)	$0.23	$(0.30)	NM

Refinery revenues increased compared to the three months ended March 31, 2021 due primarily to higher pricing and production during the March 2022 quarter compared to the March 2021 quarter. The refinery generated operating income of $53 million in the March 2022 quarter compared to an operating loss of $125 million in the March 2021 quarter which was driven by the revenue increase described above, and partially offset by increased expense associated with the higher levels of production.

Delta Air Lines, Inc. March 2022 Form 10-Q                                 26

Item 2. MD&A - Refinery Segment
A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase Renewable Identification Numbers ("RINs") from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices increased slightly during the March 2022 quarter and Monroe incurred $85 million in RINs compliance costs during the three months ended March 31, 2022 compared to $158 million in the three months ended March 31, 2021. The higher expense in the March 2021 quarter resulted from a larger increase in observable RINs prices during that period compared to the slight increase in the March 2022 quarter.

At March 31, 2022, we had a net fair value obligation of $430 million related to RINs compliance costs. Our obligation as of March 31, 2022 was calculated using the proposed Renewable Fuel Standard ("RFS") volume requirements, which were issued in December 2021. The EPA has not finalized the compliance deadlines to retire our obligations for 2020 and 2021, but we expect those deadlines to be within one year of the effective date of the new RFS volume requirements.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Statistics

	Three Months Ended March 31,						2022 vs. 2021 Increase (Decrease)		2022 vs. 2019 Increase (Decrease)
Consolidated(1)	2022		2021		2019
Revenue passenger miles (in millions) ("RPM")	38,700		17,948		51,617		116%		(25)%
Available seat miles (in millions) ("ASM")	51,810		40,118		62,416		29%		(17)%
Passenger mile yield	17.85	¢	15.31	¢	17.93	¢	17%		—%
Passenger revenue per available seat mile ("PRASM")	13.33	¢	6.85	¢	14.83	¢	95%		(10)%
Total revenue per available seat mile ("TRASM")	18.04	¢	10.34	¢	16.78	¢	74%		8%
TRASM, adjusted(2)	15.75	¢	9.00	¢	16.63	¢	75%		(5)%
Cost per available seat mile ("CASM")	19.56	¢	13.83	¢	15.14	¢	41%		29%
CASM-Ex(2)	13.24	¢	13.01	¢	11.49	¢	2%		15%
Passenger load factor	75%		45%		83%		30	pts	(8) pts
Fuel gallons consumed (in millions)	751		545		962		38%		(22)%
Average price per fuel gallon(3)	$2.79		$1.87		$2.06		49%		35%
Average price per fuel gallon, adjusted(2)(3)	$2.79		$1.91		$2.04		46%		37%

(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity, refinery segment results and carbon offset costs.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 27

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at March 31, 2022 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	2.3
A220-300	10	—	—	10	1.2	40	50
A319-100	55	2	—	57	20.1
A320-200	56	—	—	56	26.2
A321-200	69	22	36	127	3.3
A321-200neo	1	—	—	1	—	154	70
A330-200	11	—	—	11	17.0
A330-300	28	—	3	31	13.2
A330-900neo	6	3	5	14	1.5	23
A350-900	15	—	11	26	3.6	18
B-717-200	10	46	4	60	20.7
B-737-800	73	4	—	77	20.6
B-737-900ER	104	1	49	154	6.1	5
B-757-200	100	—	—	100	24.6
B-757-300	16	—	—	16	19.1
B-767-300ER	41	—	—	41	25.6
B-767-400ER	21	—	—	21	21.3
Total	657	82	108	847	14.0	240	120
(1)Excludes certain aircraft we own or lease or that are operated by regional carriers on our behalf shown in the table below. Includes both active and temporarily parked aircraft.

The table below summarizes the aircraft operated by regional carriers on our behalf at March 31, 2022.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	51	18	124	—	—	193
SkyWest Airlines, Inc.	9	6	44	—	71	130
Republic Airways, Inc.	—	—	—	11	46	57
Total	60	24	168	11	117	380
(1)Includes both active and temporarily parked aircraft.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 28

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of March 31, 2022, we had $12.8 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. We are continuing to evaluate the appropriate level of liquidity to maintain following the COVID-19 pandemic though, at least in the near term, we expect this level to be higher than the liquidity maintained prior to the pandemic. By 2024, we expect liquidity to be between $5 billion and $6 billion as we work to reduce our financial obligations and reinvest in the business.

Sources and Uses of Liquidity
Operating Activities

We generated positive cash flows from operations of $1.8 billion and $691 million in the three months ended March 31, 2022 and 2021, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2022.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advance ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months.

Since the beginning of the COVID-19 pandemic in the March 2020 quarter, reduced demand for air travel has resulted in a lower level of advance bookings and the associated cash received than we have historically experienced, which has been impacting the typical seasonal trend of air traffic liability. However, domestic demand continued to improve throughout the March 2022 quarter as consumers have regained confidence to travel and increased ticket purchases for travel further in advance. Air traffic liability increased approximately $2.8 billion during the March 2022 quarter, which exceeds our historical seasonal build, reflecting the continued restoration of our business. Our air traffic liability remains above historical levels with no material change to the travel credit balance compared to December 31, 2021.

Fuel. Fuel expense represented approximately 21% and 18% of our total operating expense for the three months ended March 31, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The average fuel price per gallon increased substantially during the March 2022 quarter. We expect this elevated jet fuel cost to continue throughout 2022 due to recent market disruptions, further exacerbated by geopolitical events. Fuel consumption was also higher in the March 2022 quarter compared to the March 2021 quarter due to the increase in capacity. We expect that fuel consumption will continue to increase throughout 2022 as we expect to return closer to pre-pandemic levels of capacity and demand for air travel, partially offset by increases in fuel efficiency of our fleet.

New York-JFK Airport Expansion. During 2021, the Port Authority of New York and New Jersey ("Port Authority") approved modified project plans to renovate Terminal 4 and add 10 new gates and other facilities enabling us to move out of Terminal 2 and consolidate our operations at Terminal 4. The project is estimated to cost approximately $1.5 billion and will be funded primarily with bonds issued in April 2022 by the New York Transportation Development Corporation ("NYTDC") for which our landlord, JFK International Air Terminal LLC, is the obligor. Additionally, in April 2022, we amended our sublease to provide for the Terminal 4 expansion project, including the adjustment of our subleased space and rentals. We have not completed our assessment of the project accounting, but we expect that this will increase our lease payments and lease liability and associated ROU asset in 2023. Construction started in late 2021, with Delta's portion of the project estimated to be complete by the end of 2023.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 29

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the three months ended March 31, 2022, we redeemed a net of $1.1 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $1.8 billion and $438 million for the three months ended March 31, 2022 and 2021, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the New York-LaGuardia airport project discussed below, our expected 2022 capital expenditures of approximately $6.0 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements and may vary depending on financing decisions.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is underway and is being phased to limit passenger inconvenience. Due to an acceleration effort that commenced in 2020, completion is expected by 2025.

We currently expect our net project costs to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $750 million on this project during 2022, of which $223 million was incurred in the three months ended March 31, 2022.

Los Angeles International Airport ("LAX"). We have an ongoing terminal redevelopment project at LAX to modernize, update and provide post-security connection to Terminals 2 and 3. Construction is expected to be completed in 2023. The project is expected to cost approximately $2.3 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. The revolving credit facility agreement was amended in January 2022, increasing the revolver capacity from $800 million to $1.1 billion.

Financing Activities

Debt and Finance Leases. In the three months ended March 31, 2022, we had cash outflows of approximately $1.4 billion related to repayments of our debt and finance lease obligations, including $199 million for the early repurchase of various secured notes and unsecured notes. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2022 and beyond.

The principal amount of our debt and finance leases was $25.8 billion at March 31, 2022.

Undrawn Lines of Credit

As of March 31, 2022, we had approximately $2.9 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of March 31, 2022 that did not affect the availability of our revolving credit facilities.

Covenants

We were in compliance with the covenants in our debt agreements at March 31, 2022.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 30

Item 2. MD&A - Critical Accounting Estimates
Critical Accounting Estimates

Except as set forth below, for information regarding our Critical Accounting Estimates, see the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Defined Benefit Pension Plans

Expected Long-Term Rate of Return. Based on our level of funding at year-end, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 31

Item 2. MD&A - Supplemental Information
Supplemental Information

We sometimes use information (non-GAAP financial measures) that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. Under the U.S. Securities and Exchange Commission rules, non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

Included below are reconciliations of non-GAAP measures used within this Form 10-Q to the most directly comparable GAAP financial measures. Reconciliations below may not calculate exactly due to rounding. These reconciliations include certain adjustments to GAAP measures, which are directly related to the impact of COVID-19 and our response. These adjustments are made to provide comparability between the reported periods, if applicable, as indicated below:

•Restructuring charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the March 2022 quarter, we recognized $5 million of net adjustments to certain of those restructuring charges, representing changes in our estimates, compared to $44 million of net adjustments in the March 2021 quarter.

•Government grant recognition. We recognized $1.2 billion of the grant proceeds from the payroll support program extensions as contra-expense during the March 2021 quarter. We recognized the grant proceeds as contra-expense based on the periods that the funds were intended to compensate and have fully used all proceeds from the payroll support program extensions.

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

Operating expense, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2022	2021	2019
Operating expense	$10,131	$5,548	$9,452
Adjusted for:
Restructuring charges	5	44	—
Government grant recognition	—	1,186	—
MTM adjustments and settlements on hedges	4	23	(8)
Third-party refinery sales	(1,187)	(540)	(48)
Delta Private Jets adjustment	—	—	(42)
Operating expense, adjusted	$8,954	$6,261	$9,354

Delta Air Lines, Inc. March 2022 Form 10-Q                                 32

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
				Average Price Per Gallon
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions, except per gallon data)	2022	2021	2019	2022	2021	2019
Total fuel expense	$2,092	$1,017	$1,978	$2.79	$1.87	$2.06
Adjusted for:
MTM adjustments and settlements on hedges	4	23	(8)	0.01	0.04	(0.01)
Delta Private Jets adjustment	—	—	(7)	—	—	(0.01)
Total fuel expense, adjusted	$2,097	$1,040	$1,963	$2.79	$1.91	$2.04

TRASM, adjusted reconciliation
	Three Months Ended March 31,
	2022		2021		2019
TRASM (cents)	18.04	¢	10.34	¢	16.78	¢
Adjusted for:
Third-party refinery sales	(2.29)		(1.35)		(0.08)
Delta Private Jets adjustment	—		—		(0.07)
TRASM, adjusted	15.75	¢	9.00	¢	16.63	¢

CASM-Ex reconciliation
	Three Months Ended March 31,
	2022		2021		2019
CASM (cents)	19.56	¢	13.83	¢	15.14	¢
Adjusted for:
Restructuring charges	0.01		0.11		—
Government grant recognition	—		2.96		—
Aircraft fuel and related taxes	(4.04)		(2.54)		(3.17)
Third-party refinery sales	(2.29)		(1.35)		(0.08)
Profit sharing	—		—		(0.35)
Delta Private Jets adjustment	—		—		(0.05)
CASM-Ex	13.24	¢	13.01	¢	11.49	¢

Delta Air Lines, Inc. March 2022 Form 10-Q                                 33

Item 2. MD&A - Supplemental Information
Free Cash Flow

The following table shows a reconciliation of net cash provided by or used in operating and investing activities (a GAAP measure) to free cash flow (a non-GAAP financial measure). We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

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

Free cash flow reconciliation
	Three Months Ended March 31,
(in millions)	2022	2021	2019
Net cash provided by operating activities	$1,771	$691	$1,942
Net cash used in investing activities	(749)	(60)	(1,096)
Adjusted for:
Net redemptions of short-term investments	(1,120)	(210)	(206)
Strategic investments and related	107	(19)	—
Net cash flows related to certain airport construction projects and other	188	308	111
Free cash flow	$197	$710	$751

Delta Air Lines, Inc. March 2022 Form 10-Q                                 34

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2022 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Delta Air Lines, Inc. March 2022 Form 10-Q                                 35

Item 2. Unregistered Sales of Equity Securities
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2022 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the March 2022 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 2022	24,568	$39.43	24,568	$—
February 2022	706,901	$41.06	706,901	$—
March 2022	1,474	$37.49	1,474	$—
Total	732,943		732,943

ITEM 5. OTHER INFORMATION

Anchor Tenant Agreement Supplement

We previously announced plans to enhance and expand our facilities at Terminal 4 at JFK to strengthen our competitive position and customer service in New York City and to enable Delta to move out of Terminal 2 and consolidate our operations at Terminal 4. The Terminal 4 expansion project includes ten new gates, certain other new or expanded facilities and enhancements to existing terminal facilities. The project is estimated to cost approximately $1.5 billion, and construction started in late 2021 with Delta's portion of the project estimated to be complete by the end of 2023.

As previously disclosed, we are the sublessee under an Anchor Tenant Agreement with JFK International Air Terminal LLC (“IAT”), a private party that operates Terminal 4 at JFK under a long term lease with the Port Authority of New York and New Jersey (the “Port Authority”). Delta has a non-controlling membership interest in the sole member of IAT. The Anchor Tenant Agreement covers our occupancy of Terminal 4, both before and after completion of the Terminal 4 expansion.

On April 8, 2022, the New York Transportation Development Corporation (the “Issuer”) issued approximately $1.32 billion of tax-exempt special facility revenue bonds (the “Series 2022 Bonds”), the proceeds of which will be used in part to fund a portion of the costs of the Terminal 4 expansion project. Payments of principal and interest on the Series 2022 Bonds will be payable from payments to be made by IAT to the Issuer pursuant to a loan agreement between the two parties, and such payments will be made from the revenues derived from IAT’s operation and management of Terminal 4 at JFK, after payment of certain expenses.

On April 8, 2022, we entered into the Sixth Supplement to the Anchor Tenant Agreement with IAT pursuant to which we will be obligated to pay additional rentals to IAT that allow IAT to (i) recover from us an amount equal to the allocable debt service on the Series 2022 Bonds and (ii) recover from us an amount equal to our share of IAT’s costs allocated to any additional common/shared areas of Terminal 4. In addition to our monthly rental obligations, we will also pay for a portion of the costs of the Terminal 4 expansion project through direct payment of certain costs by us.

We currently estimate that the annual rent under the Anchor Tenant Agreement for 2024 (the first full year following completion of Delta’s portion of the Terminal 4 expansion) will be approximately $300 million. The actual amount will depend on various factors, including, among others, the actual costs of construction, our share of activity at Terminal 4, including passenger and baggage counts, and IAT’s actual expenses of operating Terminal 4.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 36

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on February 8, 2019).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.1    Model Award Agreement for the Delta Air Lines, Inc. 2022 Long-Term Incentive Program
15    Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
Delta Air Lines, Inc. March 2022 Form 10-Q                                 37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
April 13, 2022

Delta Air Lines, Inc. March 2022 Form 10-Q                                 38