Form 10-Q
period 2022-06-30
DELTA AIR LINES, INC.
filed 2022-07-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2022:
Common Stock, $0.0001 par value - 641,197,918 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. June 2022 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2022, the related condensed consolidated statements of operations and comprehensive income/(loss) and consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 13, 2022

Delta Air Lines, Inc. June 2022 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$9,221	$7,933
Short-term investments	1,549	3,386
Accounts receivable, net of allowance for uncollectible accounts of $41 and $50	3,093	2,404
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $152 and $176	1,734	1,098
Prepaid expenses and other	1,716	1,119
Total current assets	17,313	15,940
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $19,338 and $18,671	30,519	28,749
Operating lease right-of-use assets	7,189	7,237
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $897 and $893	5,997	6,001
Equity investments	1,771	1,712
Deferred income taxes, net	1,219	1,294
Other noncurrent assets	1,044	1,773
Total noncurrent assets	57,492	56,519
Total assets	$74,805	$72,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$1,936	$1,782
Current maturities of operating leases	726	703
Air traffic liability	9,664	6,228
Accounts payable	5,353	4,240
Accrued salaries and related benefits	2,565	2,457
Loyalty program deferred revenue	2,994	2,710
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,986	1,746
Total current liabilities	26,324	20,966
Noncurrent Liabilities:
Debt and finance leases	22,903	25,138
Noncurrent air traffic liability	250	130
Pension, postretirement and related benefits	5,654	6,035
Loyalty program deferred revenue	4,763	4,849
Noncurrent operating leases	7,006	7,056
Other noncurrent liabilities	4,094	4,398
Total noncurrent liabilities	44,670	47,606

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 651,700,403 and 649,720,387 shares issued	—	—
Additional paid-in capital	11,485	11,447
Accumulated deficit	(353)	(148)
Accumulated other comprehensive loss	(7,008)	(7,130)
Treasury stock, at cost, 10,502,485 and 9,752,872 shares	(313)	(282)
Total stockholders' equity	3,811	3,887
Total liabilities and stockholders' equity	$74,805	$72,459
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Operating Revenue:
Passenger	$10,958	$5,339	$17,865	$8,087
Cargo	272	251	561	466
Other	2,594	1,536	4,747	2,723
Total operating revenue	13,824	7,126	23,173	11,276

Operating Expense:
Salaries and related costs	2,955	2,328	5,782	4,530
Aircraft fuel and related taxes	3,223	1,487	5,315	2,504
Ancillary businesses and refinery	1,718	939	3,100	1,645
Contracted services	791	570	1,544	1,089
Landing fees and other rents	546	460	1,050	953
Regional carrier expense	528	403	1,018	804
Depreciation and amortization	510	501	1,016	993
Aircraft maintenance materials and outside repairs	522	287	988	581
Passenger commissions and other selling expenses	526	222	838	332
Passenger service	369	175	644	294
Aircraft rent	127	104	249	208
Profit sharing	54	—	54	—
Government grant recognition	—	(1,504)	—	(2,689)
Other	436	338	840	614
Total operating expense	12,305	6,310	22,438	11,858

Operating Income/(Loss)	1,519	816	735	(582)

Non-Operating Expense:
Interest expense, net	(269)	(338)	(543)	(700)
Equity method results	(12)	—	(12)	(54)
Gain/(loss) on investments, net	(221)	211	(368)	473
Loss on extinguishment of debt	(41)	(26)	(66)	(83)
Pension and related benefit/(expense)	73	119	145	226
Miscellaneous, net	(16)	(6)	(58)	(19)
Total non-operating expense, net	(486)	(40)	(902)	(157)

Income/(Loss) Before Income Taxes	1,033	776	(167)	(739)

Income Tax (Provision)/Benefit	(298)	(124)	(38)	214

Net Income/(Loss)	$735	$652	$(205)	$(525)

Basic Earnings/(Loss) Per Share	$1.15	$1.02	$(0.32)	$(0.82)
Diluted Earnings/(Loss) Per Share	$1.15	$1.02	$(0.32)	$(0.82)

Comprehensive Income/(Loss)	$798	$730	$(83)	$(369)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Net Cash Provided by Operating Activities	$4,306	$2,557

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,879)	(527)
Ground property and equipment, including technology	(845)	(672)
Purchase of short-term investments	(474)	(5,587)
Redemption of short-term investments	2,289	6,494
Purchase of equity investments	(100)	—
Other, net	108	258
Net cash used in investing activities	(901)	(34)

Cash Flows from Financing Activities:
Proceeds from long-term obligations	—	1,902
Payments on debt and finance lease obligations	(2,395)	(3,133)
Other, net	(27)	111
Net cash used in financing activities	(2,422)	(1,120)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	983	1,403
Cash, cash equivalents and restricted cash equivalents at beginning of period	8,569	10,055
Cash, cash equivalents and restricted cash equivalents at end of period	$9,552	$11,458

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$81	$752
Right-of-use assets acquired under operating leases	324	259
Operating leases converted to finance leases	140	26
Equity investments and other financings	330	240

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2022	2021
Current assets:
Cash and cash equivalents	$9,221	$10,357
Restricted cash included in prepaid expenses and other	154	172
Noncurrent assets:
Restricted cash included in other noncurrent assets	177	929
Total cash, cash equivalents and restricted cash equivalents	$9,552	$11,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2021	650	$—	$11,447	$(148)	$(7,130)	10	$(282)	$3,887
Net loss	—	—	—	(940)	—	—	—	(940)
Other comprehensive income	—	—	—	—	59	—	—	59
Common stock issued for employee equity awards(1)	2	—	15	—	—	1	(30)	(15)
Balance at March 31, 2022	652	$—	$11,462	$(1,088)	$(7,071)	11	$(312)	$2,991
Net income	—	—	—	735	—	—	—	735
Other comprehensive income	—	—	—	—	63	—	—	63
Common stock issued for employee equity awards(1)	—	—	23	—	—	—	(1)	22
Balance at June 30, 2022	652	$—	$11,485	$(353)	$(7,008)	11	$(313)	$3,811

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $41.00 and $38.11 in the March 2022 quarter and June 2022 quarter, respectively.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 6

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

Due to impacts from the COVID-19 pandemic and the ongoing recovery, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2022 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Fair Value of Equity Investments. In 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024, and we are evaluating the potential impact of this standard on our investments.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Ticket	$9,773	$4,553	$15,759	$6,830
Loyalty travel awards	744	428	1,287	669
Travel-related services	441	358	819	588
Total passenger revenue	$10,958	$5,339	$17,865	$8,087

Ticket

We recognized approximately $3.3 billion and $1.4 billion in passenger revenue during the six months ended June 30, 2022 and 2021, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 7

Notes to the Consolidated Financial Statements
In order to provide our customers more flexibility and time to plan or rebook their travel, we announced in January 2022 that all existing travel credit holders will have until December 31, 2023 to rebook their ticket for travel throughout 2024. Additionally, all Delta customers with upcoming 2022 travel or who purchase a ticket in 2022 will also have the flexibility to rebook their ticket through December 31, 2023, and travel throughout 2024. The air traffic liability classified as current as of June 30, 2022 represents our estimate of tickets and travel credits to be used within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.

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

Loyalty Travel Awards

Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2022 and 2021, total cash sales from marketing agreements related to our loyalty program were $2.6 billion and $1.8 billion, respectively, which are allocated to travel and other performance obligations. Loyalty travel awards revenue is related to the redemption of miles for air travel.

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

Loyalty program activity
(in millions)	2022	2021
Balance at January 1	$7,559	$7,182
Miles earned	1,558	915
Miles redeemed for air travel	(1,287)	(669)
Miles redeemed for non-air travel and other	(73)	(27)
Balance at June 30	$7,757	$7,401

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, on-board sales and administrative fees.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Refinery	$1,514	$777	$2,700	$1,317
Loyalty program	650	439	1,221	807
Ancillary businesses	206	185	416	371
Miscellaneous	224	135	410	228
Total other revenue	$2,594	$1,536	$4,747	$2,723

Delta Air Lines, Inc. June 2022 Form 10-Q                                 8

Notes to the Consolidated Financial Statements
Refinery. This represents refinery sales to third parties, which are at or near cost; accordingly, the recorded margin on these sales is de minimis.

Loyalty Program. This relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly included within the total cash sales from marketing agreements, discussed above.

Ancillary Businesses. This represents revenues from aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, and codeshare agreements.

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Domestic	$8,318	$4,478	$13,881	$6,758
Atlantic	1,701	288	2,240	430
Latin America	745	485	1,425	749
Pacific	194	88	319	150
Total	$10,958	$5,339	$17,865	$8,087

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Domestic	$10,655	$5,894	$18,204	$9,262
Atlantic	2,057	467	2,833	734
Latin America	854	586	1,665	967
Pacific	258	179	471	313
Total	$13,824	$7,126	$23,173	$11,276

Delta Air Lines, Inc. June 2022 Form 10-Q                                 9

Notes to the Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2022	Level 1	Level 2	Level 3
Cash equivalents	$6,873	$6,873	$—	$—
Restricted cash equivalents	331	331	—	—
Short-term investments	1,549	75	1,474	—
Long-term investments	1,089	958	34	97
Fuel hedge contracts	59	—	59	—

(in millions)	December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents	$5,450	$5,450	$—	$—
Restricted cash equivalents	635	635	—	—
Short-term investments	3,386	1,376	2,010	—
Long-term investments	1,459	1,326	36	97
Fuel hedge contracts	(18)	—	(18)	—

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

As of June 30, 2022, the estimated fair value of our short-term investments was $1.5 billion. Of these investments, $821 million are expected to mature in one year or less, with the remainder maturing by the first half of 2024. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). Our fuel hedge portfolio may consist of a combination of options, swaps or futures contracts, most of which have a duration of less than three months. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized losses of $239 million and $478 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Loss ("income statement") for the three and six months ended June 30, 2022, respectively, compared to losses of $63 million and $120 million, for the three and six months ended June 30, 2021, respectively. The losses recognized during 2022 are composed of $555 million of settlements on contracts and $77 million of mark-to-market adjustments. Expense from the settlement of closed contracts is offset by higher operating profits at Monroe from higher pricing. See Note 9, "Segments," for further information on our Monroe refinery segment.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 10

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Air France-KLM	Fair Value	3%	6%	$86	$165
China Eastern	Fair Value	2%	2%	179	177
CLEAR	Fair Value	6%	6%	166	260
Grupo Aeroméxico	Equity Method(1)	20%	51%	420	—
Hanjin-KAL	Fair Value	13%	13%	419	455
Unifi Aviation	Equity Method(2)	49%	49%	163	159
Wheels Up	Fair Value(3)	21%	21%	101	241
Other investments	Various			237	255
Equity investments				$1,771	$1,712
(1)Results are included in equity method results in our income statement under non-operating expense.
(2)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(3)We elected to account for our investment under the fair value option.

Air France-KLM. During the June 2022 quarter, Air France-KLM ("AFKL") executed a €2.3 billion rights issue, through the issuance of 1.9 billion new AFKL shares. We participated in the rights issue on a cash neutral basis by subscribing to approximately 36 million new AFKL shares using the proceeds from the sale of part of our rights to a third party. The net impact of these transactions reduced our ownership interest to approximately 3% and the change in the fair value of our investment in AFKL is recorded in gain/(loss) on investments, net in our income statement within non-operating expense.

Grupo Aeroméxico. In March 2022, Grupo Aeroméxico ("Aeroméxico") emerged from its voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code ("bankruptcy process"). At the conclusion of the bankruptcy process, Aeroméxico's previously outstanding capital stock was consolidated and exchanged for less than 0.01% of new capital stock, which effectively eliminated our historical 51% ownership stake. Upon emergence, Delta received a 20% equity stake in the newly restructured Aeroméxico in exchange for (1) our receivables under Aeroméxico's debtor-in-possession financing, (2) $100 million (recorded as an investing outflow on our Condensed Consolidated Statements of Cash Flows), and (3) our agreement to provide expanded commercial services to Aeroméxico in future periods. We account for our investment in Aeroméxico under the equity method of accounting and record our share of Aeroméxico's financial results in equity method results in our income statement.

Other Investments. This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment.

Virgin Atlantic. Virgin Atlantic has completed an out-of-court restructuring, during which we provided and continue to provide strategic and operational assistance. The carrying value of our investment in Virgin Atlantic remains zero as of June 30, 2022. We maintained our 49% equity interest and continue to track our share of Virgin Atlantic's losses under the equity method of accounting, which are only recorded to the extent we make additional investments in Virgin Atlantic.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
LATAM. LATAM Airlines Group S.A. ("LATAM") is undergoing voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code, and the carrying value of our investment in LATAM remains zero as of June 30, 2022. In order to support our relationship with LATAM, we are providing strategic and operational assistance through the bankruptcy process. After LATAM's refinancing in April 2022, we have a $71 million noncurrent receivable outstanding associated with LATAM's debtor-in-possession financing. LATAM's plan of reorganization has been confirmed by the Bankruptcy Court and is expected to take effect before the end of 2022. As our pre-bankruptcy equity ownership of approximately 20% will be substantially diluted to a de minimis level, we expect to participate in certain of the offerings contemplated under the reorganization plan at an additional investment level commensurate with an equity stake not to exceed approximately 10% in the reorganized LATAM.

NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			June 30,	December 31,
(in millions)	Dates			June 30, 2022			2022	2021
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2023	to	2029	2.90%	to	7.38%	3,146	4,354
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	6,000	6,000
SkyMiles Term Loan(1)(2)	2023	to	2027	4.81%			2,820	2,820
Financing arrangements secured by aircraft:
Certificates(1)	2022	to	2028	2.00%	to	8.00%	1,867	1,932
Notes(1)(2)	2022	to	2033	1.99%	to	5.75%	987	1,139
NYTDC Special Facilities Revenue Bonds(1)	2023	to	2045	4.00%	to	5.00%	2,838	2,894
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			2,019	2,589
2018 Revolving Credit Facility(2)	2023	to	2024	Undrawn			—	—
Other financings(1)(2)	2022	to	2030	2.51%	to	5.00%	68	68
Other revolving credit facilities(2)	2023	to	2024	Undrawn			—	—
Total secured and unsecured debt							23,241	25,292
Unamortized (discount)/premium and debt issue cost, net and other							(176)	(208)
Total debt							23,065	25,084
Less: current maturities							(1,621)	(1,502)
Total long-term debt							$21,444	$23,582
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate plus a specified margin.

Availability Under Revolving Credit Facilities

As of June 30, 2022, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of June 30, 2022, including approximately $100 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 12

Notes to the Consolidated Financial Statements
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

Fair value of outstanding debt
(in millions)	June 30, 2022	December 31, 2021
Net carrying amount	$23,065	$25,084
Fair value	$22,200	$26,900

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at June 30, 2022.

NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2022	2021	2022	2021
Three Months Ended June 30,
Service cost	$—	$—	$18	$21
Interest cost	153	146	32	29
Expected return on plan assets	(330)	(381)	(4)	(9)
Amortization of prior service credit	—	—	(1)	(2)
Recognized net actuarial loss	64	88	13	15
Net periodic (benefit) cost	$(113)	$(147)	$58	$54

Six Months Ended June 30,
Service cost	$—	$—	$35	$43
Interest cost	306	291	64	59
Expected return on plan assets	(660)	(761)	(8)	(17)
Amortization of prior service credit	—	—	(3)	(3)
Recognized net actuarial loss	127	177	28	27
Net periodic (benefit) cost	$(227)	$(293)	$116	$109

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within pension and related benefit/(expense) under non-operating expense.

Expected Long-Term Rate of Return. Based on our funded status as of December 31, 2021, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 13

Notes to the Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $15.1 billion at June 30, 2022.

Aircraft purchase commitments
(in millions)	Total
Six months ending December 31, 2022	$2,320
2023	3,170
2024	3,480
2025	2,890
2026	2,240
Thereafter	960
Total	$15,060

Our future aircraft purchase commitments included the following aircraft at June 30, 2022:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	39
A321-200neo	152
A330-900neo	23
A350-900	18
B-737-900ER	4
CRJ-900	1
Total	237

Aircraft Orders

During the June 2022 quarter, we agreed to acquire four B-737-900ER and one A330-900 aircraft. Deliveries of the pre-owned B-737-900ER aircraft are expected to occur by the end of 2022 and delivery of the A330-900 aircraft is expected to occur in 2024.

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

Delta Air Lines, Inc. June 2022 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Total
Balance at January 1, 2022 (net of tax effect of $1,184)	$(7,170)	$40	$(7,130)
Reclassifications into earnings (net of tax effect of $37)(1)	122	—	122
Balance at June 30, 2022 (net of tax effect of $1,147)	$(7,048)	$40	$(7,008)

Balance at January 1, 2021 (net of tax effect of $1,764)	$(9,078)	$40	$(9,038)
Reclassifications into earnings (net of tax effect of $47)(1)	156	—	156
Balance at June 30, 2021 (net of tax effect of $1,717)	$(8,922)	$40	$(8,882)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in pension and related benefit/(expense) in non-operating expense in our income statement.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 15

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2022 was $1.0 billion and $1.8 billion, respectively, compared to $536 million and $1.0 billion for the three and six months ended June 30, 2021, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2022
Operating revenue:	$12,310	$3,353			$13,824
Sales to airline segment			$(761)	(1)
Exchanged products			(982)	(2)
Sales of refined products			(96)	(3)
Operating income	1,250	269	—		1,519
Interest expense, net	269	2	(2)		269
Depreciation and amortization	510	23	(23)	(4)	510
Total assets, end of period	71,766	3,065	(26)		74,805
Net fair value obligations, end of period	—	(556)	—		(556)
Capital expenditures	928	30	—		958

Three Months Ended June 30, 2021
Operating revenue:	$6,349	$1,434			$7,126
Sales to airline segment			$(108)	(1)
Exchanged products			(536)	(2)
Sales of refined products			(13)	(3)
Operating income/(loss)	973	(157)	—		816
Interest expense, net	338	1	(1)		338
Depreciation and amortization	501	24	(24)	(4)	501
Total assets, end of period	73,491	1,825	(7)		75,309
Net fair value obligations, end of period	—	(507)	—		(507)
Capital expenditures	752	9	—		761
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.
(3)These sales were at or near cost; accordingly, the margin on these sales is de minimis.
(4)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 16

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2022
Operating revenue:	$20,473	$5,666			$23,173
Sales to airline segment			$(1,053)	(1)
Exchanged products			(1,791)	(2)
Sales of refined products			(122)	(3)
Operating income	412	323	—		735
Interest expense, net	543	4	(4)		543
Depreciation and amortization	1,016	47	(47)	(4)	1,016
Capital expenditures	2,676	48	—		2,724

Six Months Ended June 30, 2021
Operating revenue:	$9,959	$2,481			$11,276
Sales to airline segment			$(108)	(1)
Exchanged products			(1,039)	(2)
Sales of refined products			(17)	(3)
Operating loss	(299)	(283)	—		(582)
Interest expense, net	700	3	(3)		700
Depreciation and amortization	993	48	(48)	(4)	993
Capital expenditures	1,177	22	—		1,199
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.
(3)These sales were at or near cost; accordingly, the margin on these sales is de minimis.
(4)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

Fair Value Obligations

The net fair value obligations presented in the financial information by segment for the three month periods table above are related to renewable fuel compliance costs, are presented net of any related assets or fixed price purchase agreements and are based on quoted market prices and other observable information and are therefore classified as Level 2 in the fair value hierarchy. Our obligation as of June 30, 2022 was calculated using the U.S. Environmental Protection Agency's ("EPA") Renewable Fuel Standard ("RFS") volume requirements, which were finalized in June 2022. The compliance deadlines to retire our obligations for 2020 and 2021 are in the fourth quarter of 2022 and first quarter of 2023, respectively.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 17

Notes to the Consolidated Financial Statements
NOTE 10. EARNINGS/(LOSS) PER SHARE

We calculate basic earnings/(loss) per share and diluted loss per share by dividing net income/(loss) by the weighted average number of common shares outstanding, excluding restricted shares. We calculate diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based instruments, including stock options, restricted stock awards and warrants. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings/(loss) per share:

Basic and diluted earnings/(loss) per share
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income/(loss)	$735	$652	$(205)	$(525)

Basic weighted average shares outstanding	638	637	638	636
Dilutive effect of share-based instruments	3	5	—	—
Diluted weighted average shares outstanding	641	642	638	636

Basic earnings/(loss) per share	$1.15	$1.02	$(0.32)	$(0.82)
Diluted earnings/(loss) per share	$1.15	$1.02	$(0.32)	$(0.82)
Delta Air Lines, Inc. June 2022 Form 10-Q                                 18

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

June 2022 Quarter Financial Overview

Although our business remained affected by the impact of the COVID-19 pandemic in the first two months of the year, we have seen continued improvement during the June 2022 quarter, which we expect to continue throughout 2022. Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results in the June 2022 quarter to both the June 2021 and June 2019 quarters in this overview section allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

The table below shows selected key financial and statistical measures for the three months ended June 30, 2022, 2021 and 2019.

	Three Months Ended June 30,			2022 vs. 2021 % Increase (Decrease) (1)	2022 vs. 2019 % Increase (Decrease) (1)
(in millions)	2022	2021	2019
Total operating revenue	$13,824	$7,126	$12,536	94%	10%
Total operating expense	12,305	6,310	10,408	95%	18%
Operating income	1,519	816	2,128	86%	(29)%

Available seat miles ("ASM")	58,903	48,529	71,754	21%	(18)%

Our operating income for the June 2022 quarter was $1.5 billion, an improvement of $703 million compared to the June 2021 quarter. This improvement was primarily due to a $5.6 billion, or 105%, increase in passenger revenue as a result of increased demand and capacity, partially offset by a $1.7 billion increase in fuel expense and increases in other volume-related expenses as we continue to restore our operation. Operating income in the June 2021 quarter also benefited from the recognition of $1.5 billion of Payroll Support Programs ("PSP") grant proceeds.

Compared to operating income of $2.1 billion in the June 2019 quarter, our operating income in the June 2022 quarter was lower primarily from a 41% increase in fuel expense and a 4% decrease in passenger revenue on 18% lower system capacity, as we continue to rebuild our operations following the COVID-19 pandemic.

Revenue. Compared to the June 2021 quarter, our operating revenue increased $6.7 billion, or 94%, due primarily to increased travel demand and higher refinery third party sales.

Compared to the June 2019 quarter, our operating revenue was $1.3 billion higher, or 10%, due primarily to higher refinery third party sales and improved yield. We expect system capacity to be 83% to 85% recovered in the September 2022 quarter compared to the September 2019 quarter.

Consumer demand continued to improve through the June 2022 quarter with a strong beginning to the summer season. The sale of tickets to domestic business customers (i.e., both corporate and contracted small- and medium-sized enterprises), including tickets for travel during and beyond the quarter (“advance sales”), continued to improve during the June 2022 quarter.

International revenue has lagged the recovery in domestic travel, but improved in the June 2022 quarter to approximately 80% recovered compared to the June 2019 quarter as travel restrictions eased and many countries ended testing requirements, including the U.S. The sale of tickets to international business customers (i.e., both corporate and contracted small- and medium-sized enterprises), including advance sales, also significantly improved during the June 2022 quarter, led by the Atlantic region. Despite the recent policy changes and improved advance sales, we still expect the recovery of international revenue to continue to trail domestic revenue through 2022.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 19

Item 2. MD&A
Operating Expense. Total operating expense in the June 2022 quarter increased $6.0 billion, or 95%, compared to the June 2021 quarter, primarily resulting from increased fuel costs, due to both an increase in fuel price and increased capacity, as well as higher salaries and related costs, including premium pay and overtime as we continue to rebuild the operation, and an increase in expenses related to refinery sales to third parties, reflected in ancillary businesses and refinery expense. The increase also resulted from $1.5 billion of PSP grant proceeds recognized during the June 2021 quarter, which reduced expenses in that quarter. Total operating expense, adjusted (a non-GAAP financial measure) for the June 2022 quarter increased $3.9 billion, or 55%, compared to the June 2021 quarter. Adjustments were primarily to exclude expenses related to PSP grant proceeds in the June 2021 quarter and refinery sales to third parties.

Total operating expense in the June 2022 quarter increased $1.9 billion, or 18%, compared to the June 2019 quarter, primarily resulting from increased fuel costs and increased expenses related to refinery sales to third parties, reflected in ancillary businesses and refinery expense. Total operating expense, adjusted for the June 2022 quarter increased $558 million, or 5%, compared to the June 2019 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties.

Our total operating cost per available seat mile ("CASM") increased 44% to 20.89 cents compared to the June 2019 quarter, primarily due to the higher costs discussed above and an 18% decrease in capacity. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 22% to 12.76 cents primarily due to the 18% decrease in capacity.

We now expect non-fuel costs for the full year 2022 to be approximately 17% higher than 2019, which is eight points above the mid-point of our initial expectations from the beginning of 2022 of 7% to 10% higher. The increased unit costs are primarily due to lower capacity and additional costs associated with rebuilding our network and restoring the operational reliability and integrity that we believe is one of our competitive advantages. We now expect capacity for the full year 2022 to be approximately 85% restored to 2019, which is five percentage points lower than our initial expectations from the beginning of 2022 of 90% restored to 2019.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of June 30, 2022 was $13.6 billion. During the June 2022 quarter, operating activities generated $2.5 billion.

During the June 2022 quarter, the air traffic liability increased $805 million. We sell tickets for air travel in advance of the customer's travel date and the cash received on these advance sales is recorded as deferred revenue in our air traffic liability. Passenger revenue is recognized and the air traffic liability is reduced when we provide transportation services. The increase in the air traffic liability exceeds our historical seasonal increase, reflecting the continued restoration of our business and a robust demand environment.

As discussed above, consumer demand for travel accelerated through the quarter. Domestic corporate advance sales for the June 2022 quarter were nearly 80% recovered compared to the June 2019 quarter which was approximately 25 percentage points higher compared to the domestic advance sales recovery in the March 2022 quarter. The international corporate advance sales recovery for the June 2022 quarter was approximately 65% compared to the June 2019 quarter which was approximately 30 percentage points higher as compared to the March 2022 quarter, primarily driven by improvement in the Atlantic region.

Additionally, total cash sales to American Express were $1.4 billion in the June 2022 quarter up 35% compared to the June 2019 quarter.

Also during the quarter, investing activities used a net of $152 million, primarily for capital expenditures, partially offset by net redemptions of short-term investments. During the June 2022 quarter we had cash outflows of approximately $952 million related to repayments of our debt and finance leases.

The non-GAAP financial measure referenced above for operating expense, adjusted is defined and reconciled in "Supplemental Information" below.

Environmental Sustainability. During 2022, we are continuing to develop our climate transition plan and to have our medium- and long-term climate goals, including our goal of achieving net zero greenhouse gas emissions no later than 2050, validated by the Science Based Targets initiative, as described in our 2021 Form 10-K. We expect our path toward achievement of these goals to depend heavily on improved fuel efficiency from fleet renewal, increased use of sustainable aviation fuel ("SAF") which is not presently available at scale or at prices competitive to jet fuel, operational initiatives and technological innovation. In the six months ended June 30, 2022, we incurred $72 million of expense related to carbon offset credits, which relates to a portion of our airline segment's 2021 carbon emissions.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended June 30, 2022 and 2021

Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2022		2021
Ticket - Main cabin	$5,664		$2,752		$2,912		106%
Ticket - Premium products	4,109		1,801		2,308		128%
Loyalty travel awards	744		428		316		74%
Travel-related services	441		358		83		23%
Total passenger revenue	$10,958		$5,339		$5,619		105%
Cargo	272		251		21		8%
Other	2,594		1,536		1,058		69%
Total operating revenue	$13,824		$7,126		$6,698		94%

TRASM (cents)	23.47	¢	14.68	¢	8.79	¢	60%
Third-party refinery sales	(2.57)		(1.60)		(0.97)		61%
TRASM, adjusted(2)	20.90	¢	13.08	¢	7.82	¢	60%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the June 2021 quarter, our operating revenue increased $6.7 billion, or 94%, due to the continued recovery in demand from the COVID-19 pandemic and higher refinery third party sales. The increase in operating revenue, on a 21% increase in capacity, resulted in a 60% increase in total revenue per available seat mile ("TRASM") and TRASM, adjusted compared to the June 2021 quarter. The growth in passenger revenue was due to increased demand in both main cabin and premiums products, with paid load factor and yield growth in premium products outpacing main cabin.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

We have historically generated cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. In 2020 and 2021, following the onset of the COVID-19 pandemic, reduced industry cargo capacity drove a significant increase in our cargo yield. The increase in revenue compared to the June 2021 quarter was primarily driven by additional cargo volume as yield stabilized. We expect capacity growth in the industry to pressure yields in the September 2022 quarter as the industry rebuilds international networks to pre-pandemic levels.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2021
(in millions)	Three Months Ended June 30, 2022	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,318	86%	31%	9%	41%	70%	15	pts
Atlantic	1,701	491%	402%	158%	18%	129%	41	pts
Latin America	745	53%	19%	(4)%	29%	59%	16	pts
Pacific	194	121%	174%	(21)%	(19)%	181%	46	pts
Total	$10,958	105%	55%	21%	33%	69%	18	pts

Domestic

Domestic passenger unit revenue ("PRASM") increased in the June 2022 quarter compared to the June 2021 quarter as a result of demand increasing faster than capacity during the June 2022 quarter.

The June 2022 quarter domestic consumer revenue was above June 2021 quarter levels. Domestic consumer revenue also now exceeds pre-pandemic levels, even though capacity has not been fully restored, as consumers continue to return to travel and we believe spending patterns are shifting post-pandemic to experiences instead of goods.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
We also remain optimistic about the ultimate recovery of business travel, which is comprised of both corporate managed travel and small- and medium-sized businesses, and expect the recovery of both of these components to continue to increase throughout 2022. Business travel demand in the June 2022 quarter was the highest since the onset of the COVID-19 pandemic.

International

International passenger revenue for the June 2022 quarter increased compared to the June 2021 quarter in each geographic region, with the Atlantic region experiencing the most significant improvement.

In November 2021, travel restrictions for fully vaccinated foreign visitors to the United States were lifted. This action made travel to the U.S. by many foreign nationals possible for the first time in 18 months. Further, in June 2022, the United States lifted its testing requirement for international travel. Since the removal of U.S. pre-departure test requirements, we have seen a modest improvement in international demand.

While some countries have removed or eased travel restrictions, others still maintain international testing requirements and travel restrictions (primarily in the Pacific region), which continue to restrain demand in some markets

The Atlantic region has shown the greatest recovery of the international regions, despite the ongoing conflict in Ukraine, as western European countries removed or eased travel restrictions. Revenue in this region has nearly restored to pre-pandemic levels in the June 2022 quarter as consumers continue to show increased desire for trans-Atlantic travel. This has been led by demand for premium leisure products and demand for leisure destinations in Europe.

Latin America region revenue was near pre-pandemic levels during the June 2022 quarter, due to continued strong demand for leisure destinations in the Caribbean, Mexico and Central America. We expect this trend to continue throughout 2022 as demand for leisure destinations remains strong and travel to South America continues to recover.

The Pacific region continues to be the most impacted by travel restrictions, although we began to experience some demand improvement in the June 2022 quarter as South Korea and Australia re-opened to international tourists and travel restrictions to Japan are easing.

Overall, we still expect a lower international revenue environment through 2022, with the recovery of international revenue continuing to trail domestic revenue.

Ticket Validity Flexibility

In order to provide our customers more flexibility and time to plan or rebook their travel, we announced in January 2022 that all existing travel credit holders will have until December 31, 2023 to rebook their ticket for travel throughout 2024. Additionally, all Delta customers with upcoming 2022 travel or who purchase a ticket in 2022 will also have the flexibility to rebook their ticket through December 31, 2023, and travel throughout 2024.

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

Delta Air Lines, Inc. June 2022 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Refinery	$1,514	$777	$737	95%
Loyalty program	650	439	211	48%
Ancillary businesses	206	185	21	11%
Miscellaneous	224	135	89	66%
Total other revenue	$2,594	$1,536	$1,058	69%

Refinery. This represents refinery sales to third parties. These sales increased $737 million compared to the June 2021 quarter. The increase in third-party refinery sales resulted from higher pricing and production during the June 2022 quarter compared to the June 2021 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Loyalty Program. This relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. As co-brand card spend and card acquisitions continue to be strong, revenues from our relationship with American Express increased in the June 2022 quarter compared to the June 2021 quarter.

Ancillary Businesses. This represents revenues from aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, and codeshare agreements. The volume of these transactions has increased compared to the June 2021 quarter due to the ongoing recovery of our business. Our network of Delta Sky Club lounges was fully reopened by the end of July 2021 after some lounges temporarily closed at the onset of the pandemic in 2020.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2022	2021
Salaries and related costs	$2,955	$2,328	$627	27%
Aircraft fuel and related taxes	3,223	1,487	1,736	117%
Ancillary businesses and refinery	1,718	939	779	83%
Contracted services	791	570	221	39%
Landing fees and other rents	546	460	86	19%
Regional carrier expense	528	403	125	31%
Depreciation and amortization	510	501	9	2%
Aircraft maintenance materials and outside repairs	522	287	235	82%
Passenger commissions and other selling expenses	526	222	304	137%
Passenger service	369	175	194	111%
Aircraft rent	127	104	23	22%
Profit sharing	54	—	54	NM
Government grant recognition	—	(1,504)	1,504	NM
Other	436	338	98	29%
Total operating expense	$12,305	$6,310	$5,995	95%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Salaries and Related Costs. During 2021, we continued to offer voluntary unpaid leaves of absence in response to the COVID-19 pandemic for periods ranging from 30 days up to 12 months and approximately 8,000 of our employees elected to take a leave of absence during the June 2021 quarter. In the June 2022 quarter, we no longer offered these leaves of absence as the program terminated by the end of the September 2021 quarter. Additionally, we have hired approximately 18,000 employees since the June 2021 quarter, in certain areas, including flight operations, in-flight service, reservations and customer care and airport customer service, in order to support our operations as demand and capacity returns. These actions, a 4% base pay increase effective May 1, 2022 for eligible employees, and additional premium pay and overtime resulted in the increases in salaries and related costs during the June 2022 quarter compared to the June 2021 quarter.

Aircraft Fuel and Related Taxes. Fuel expense increased $1.7 billion compared to the June 2021 quarter primarily due to a 119% increase in the market price of jet fuel and a 25% increase in consumption. We expect elevated jet fuel prices to continue throughout 2022 due to current market conditions, further exacerbated by geopolitical events.

Additionally, during the June 2022 quarter, we purchased and retired $25 million of carbon offset credits, which relate to a portion of our airline segment's 2021 carbon emissions. During the June 2021 quarter, we purchased and retired $20 million of carbon offset credits, which related to a portion of our airline segment's 2020 and 2021 carbon emissions. In the table below, these costs are shown in the carbon offset costs line item.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Fuel purchase cost(1)	$3,540	$1,286	$2,254	$4.10	$1.87	$2.23
Carbon offset costs	25	20	5	0.03	0.03	—
Fuel hedge impact	(73)	24	(97)	(0.08)	0.03	(0.11)
Refinery segment impact	(269)	157	(426)	(0.31)	0.23	(0.54)
Total fuel expense	$3,223	$1,487	$1,736	$3.74	$2.16	$1.58
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties. The refinery cost of sales increased $737 million compared to the June 2021 quarter. The increase in third-party refinery sales resulted from higher pricing and production during the June 2022 quarter compared to the June 2021 quarter.

Contracted Services. During the June 2022 quarter, demand and capacity increased compared to the June 2021 quarter due to the ongoing recovery from the COVID-19 pandemic. The continued restoration of our operations and associated higher volume-related expenses was the primary driver for the increase in contracted services.

Regional Carrier Expense. Regional carrier expense increased compared to the June 2021 quarter due to an increase in utilization and volume-related expenses as a result of increased demand.

Aircraft Maintenance Materials and Outside Repairs. Maintenance expense increased compared to the June 2021 quarter as we returned aircraft to service and to support our operational reliability.

Passenger Commissions and Other Selling Expenses. Compared to the June 2021 quarter, passenger revenue increased 105% in the June 2022 quarter, leading to higher volume-related expenses, which was the primary reason for the increase in passenger commissions and other selling expenses.

Passenger Service. Passenger service expenses increased compared to the June 2021 quarter due to higher volume-related expenses associated with increased demand.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual pre-tax profit and 20% of annual pre-tax profit above $2.5 billion, as defined by the terms of the program.

Government Grant Recognition. During the June 2021 quarter, we recognized $1.5 billion of government PSP grant proceeds as contra-expense that were used exclusively for the payment of employee wages, salaries and benefits.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 25

Item 2. MD&A - Results of Operations
Results of Operations - Six Months Ended June 30, 2022 and 2021

Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2022		2021
Ticket - Main cabin	$9,111		$4,105		$5,006		122%
Ticket - Premium products	6,648		2,725		3,923		144%
Loyalty travel awards	1,287		669		618		92%
Travel-related services	819		588		231		39%
Total passenger revenue	$17,865		$8,087		$9,778		121%
Cargo	561		466		95		20%
Other	4,747		2,723		2,024		74%
Total operating revenue	$23,173		$11,276		$11,897		106%

TRASM (cents)	20.93	¢	12.72	¢	8.21	¢	65%
Third-party refinery sales(2)	(2.44)		(1.49)		(0.95)		64%
TRASM, adjusted	18.49	¢	11.23	¢	7.26	¢	65%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted in a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in operating revenue line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2021 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2022 and 2021.

Compared to the six months ended June 30, 2021, our operating revenue increased $11.9 billion, or 106%, due to the continued recovery in demand from the COVID-19 pandemic and higher refinery third party sales. The increase in operating revenue, on a 25% increase in capacity, resulted in a 65% increase in TRASM and TRASM, adjusted compared to the six months ended June 30, 2021. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2021
(in millions)	Six Months Ended June 30, 2022	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$13,881	105%	57%	18%	31%	74%	21	pts
Atlantic	2,240	421%	375%	139%	10%	118%	39	pts
Latin America	1,425	90%	48%	(2)%	28%	95%	28	pts
Pacific	319	112%	144%	(10)%	(13)%	137%	31	pts
Total	$17,865	121%	76%	25%	25%	77%	23	pts

Domestic passenger unit revenue for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 as a result of the higher levels of capacity and demand during the six months ended June 30, 2022 due to the ongoing recovery in the period. International passenger revenue for the six months ended June 30, 2022 increased 200% on 44% higher capacity compared to the six months ended June 30, 2021.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Refinery	$2,700	$1,317	$1,383	105%
Loyalty program	1,221	807	414	51%
Ancillary businesses	416	371	45	12%
Miscellaneous	410	228	182	80%
Total other revenue	$4,747	$2,723	$2,024	74%
Delta Air Lines, Inc. June 2022 Form 10-Q                                 26

Item 2. MD&A - Results of Operations
Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Salaries and related costs	$5,782	$4,530	$1,252	28%
Aircraft fuel and related taxes	5,315	2,504	2,811	112%
Ancillary businesses and refinery	3,100	1,645	1,455	88%
Contracted services	1,544	1,089	455	42%
Landing fees and other rents	1,050	953	97	10%
Regional carrier expense	1,018	804	214	27%
Depreciation and amortization	1,016	993	23	2%
Aircraft maintenance materials and outside repairs	988	581	407	70%
Passenger commissions and other selling expenses	838	332	506	152%
Passenger service	644	294	350	119%
Aircraft rent	249	208	41	20%
Profit sharing	54	—	54	NM
Government grant recognition	—	(2,689)	2,689	NM
Other	840	614	226	37%
Total operating expense	$22,438	$11,858	$10,580	89%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2021 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2022 and 2021.

Aircraft Fuel and Related Taxes. Fuel expense increased $2.8 billion compared to the six months ended June 30, 2021 due to a 31% increase in consumption and a 98% increase in the market price per gallon of jet fuel.

Additionally, during the six months ended June 30, 2022, we purchased and retired $72 million of carbon offset credits, which relate to a portion of our airline segment's 2021 carbon emissions. During the six months ended June 30, 2021, we purchased and retired $40 million of carbon offset credits, which related to a portion of our airline segment's 2020 and 2021 carbon emissions. In the table below, these costs are shown in the carbon offset costs line item.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Fuel purchase cost(1)	$5,643	$2,180	$3,463	$3.50	$1.77	$1.73
Carbon offset costs	72	40	32	0.04	0.03	0.01
Fuel hedge impact	(77)	1	(78)	(0.05)	—	(0.05)
Refinery segment impact	(323)	283	(606)	(0.20)	0.23	(0.43)
Total fuel expense	$5,315	$2,504	$2,811	$3.29	$2.03	$1.26
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. The changes in ancillary businesses and refinery expenses were primarily related to refinery sales to third parties, which increased by $1.4 billion compared to the six months ended June 30, 2021.

Government Grant Recognition. During the six months ended June 30, 2021, we recognized $2.7 billion of government PSP grant proceeds as contra-expense that were used exclusively for the payment of employee wages, salaries and benefits.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 27

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(in millions)	2022	2021		2022	2021
Interest expense, net	$(269)	$(338)	$69	$(543)	$(700)	$157
Equity method results	(12)	—	(12)	(12)	(54)	42
Gain/(loss) on investments, net	(221)	211	(432)	(368)	473	(841)
Loss on extinguishment of debt	(41)	(26)	(15)	(66)	(83)	17
Pension and related benefit/(expense)	73	119	(46)	145	226	(81)
Miscellaneous, net	(16)	(6)	(10)	(58)	(19)	(39)
Total non-operating expense, net	$(486)	$(40)	$(446)	$(902)	$(157)	$(745)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year periods as a result of our debt reduction initiatives since the December 2020 quarter. During 2021, we made payments of approximately $5.8 billion related to our debt and finance leases, which included approximately $3.8 billion for early repayments. We have continued to pay down our debt during the six months ended June 30, 2022 with $2.4 billion of payments on debt and finance lease obligations, including $839 million for the early repurchase of various secured and unsecured notes through repurchases on the open market. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2022 and beyond.

Equity method results. Equity method results in 2022 consist of our share of Aeroméxico's net losses and in 2021 reflected our share of Virgin Atlantic's net losses. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments.

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

Pension and related benefit/(expense). Pension and related benefit/(expense) reflects the net periodic benefit/(cost) of our pension and other postretirement and postemployment benefit plans. Based on our funded status as of December 31, 2021, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

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

Delta Air Lines, Inc. June 2022 Form 10-Q                                 28

Item 2. MD&A - Refinery Segment
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

During the three and six months ended June 30, 2022, the refinery operated at near pre-pandemic production levels and a summary of the refinery results is shown below.

Refinery segment financial information
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Exchange products	$982	$536	$446	$1,791	$1,039	$752
Sales of refined products	96	13	83	122	17	105
Sales to airline segment	761	108	653	1,053	108	945
Third party refinery sales	1,514	777	737	2,700	1,317	1,383
Operating revenue	$3,353	$1,434	$1,919	$5,666	$2,481	$3,185

Operating income/(loss)	$269	$(157)	$426	$323	$(283)	$606
Refinery segment impact on airline average price per fuel gallon	$(0.31)	$0.23	$(0.54)	$(0.20)	$0.23	$(0.43)

Refinery revenues increased compared to the three and six months ended June 30, 2021 due primarily to higher pricing and production. The refinery generated operating income in the three and six months ended June 30, 2022 compared to an operating loss in the three and six months ended June 30, 2021, which was driven by the revenue and production increases described in the Results of Operations section above, and partially offset by higher crude oil acquisition costs and increased expense associated with the higher levels of production.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase Renewable Identification Numbers ("RINs") from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices increased during 2022 and Monroe incurred $223 million and $308 million in RINs compliance costs during the three and six months ended June 30, 2022, respectively, compared to $252 million and $410 million in the three and six months ended June 30, 2021, respectively. The higher expense in the 2021 periods resulted from a larger increase in observable RINs prices during that period compared to the increase in the 2022 periods.

At June 30, 2022, we had a net fair value obligation of $556 million related to RINs compliance costs. Our obligation as of June 30, 2022 was calculated using the Renewable Fuel Standard ("RFS") volume requirements, which were finalized in June 2022. The compliance deadlines to retire our obligations for 2020 and 2021 are in the fourth quarter of 2022 and first quarter of 2023, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 29

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended June 30,						2022 vs. 2021 Increase (Decrease)		2022 vs. 2019 Increase (Decrease)
Consolidated(1)	2022		2021		2019
Revenue passenger miles (in millions) ("RPM")	51,519		33,285		63,173		55%		(18)%
Available seat miles (in millions) ("ASM")	58,903		48,529		71,754		21%		(18)%
Passenger mile yield	21.27	¢	16.04	¢	18.00	¢	33%		18%
Passenger revenue per available seat mile ("PRASM")	18.60	¢	11.00	¢	15.84	¢	69%		17%
Total revenue per available seat mile ("TRASM")	23.47	¢	14.68	¢	17.47	¢	60%		34%
TRASM, adjusted(2)	20.90	¢	13.08	¢	17.35	¢	60%		20%
Cost per available seat mile ("CASM")	20.89	¢	13.00	¢	14.51	¢	61%		44%
CASM-Ex(2)	12.76	¢	11.42	¢	10.47	¢	12%		22%
Passenger load factor	87%		69%		88%		18	pts	(1) pt
Fuel gallons consumed (in millions)	863		690		1,099		25%		(22)%
Average price per fuel gallon(3)	$3.74		$2.16		$2.08		73%		80%
Average price per fuel gallon, adjusted(2)(3)	$3.82		$2.12		$2.07		80%		85%

	Six Months Ended June 30,						2022 vs. 2021 Increase (Decrease)		2022 vs. 2019 Increase (Decrease)
Consolidated(1)	2022		2021		2019
Revenue passenger miles (in millions) ("RPM")	90,218		51,233		114,790		76%		(21)%
Available seat miles (in millions) ("ASM")	110,713		88,647		134,169		25%		(17)%
Passenger mile yield	19.80	¢	15.79	¢	17.96	¢	25%		10%
Passenger revenue per available seat mile ("PRASM")	16.14	¢	9.12	¢	15.37	¢	77%		5%
Total revenue per available seat mile ("TRASM")	20.93	¢	12.72	¢	17.15	¢	65%		22%
TRASM, adjusted(2)	18.49	¢	11.23	¢	17.01	¢	65%		9%
Cost per available seat mile ("CASM")	20.27	¢	13.38	¢	14.80	¢	51%		37%
CASM-Ex(2)	12.98	¢	12.14	¢	10.95	¢	7%		19%
Passenger load factor	81%		58%		86%		23	pts	(5) pts
Fuel gallons consumed (in millions)	1,613		1,235		2,061		31%		(22)%
Average price per fuel gallon(3)	$3.29		$2.03		$2.07		62%		59%
Average price per fuel gallon, adjusted(2)(3)	$3.34		$2.03		$2.06		65%		62%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity, refinery segment results and carbon offset costs.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 30

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at June 30, 2022 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments(1)
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	2.5
A220-300	11	—	—	11	1.3	39	50
A319-100	57	—	—	57	20.3
A320-200	60	—	—	60	26.7
A321-200	69	22	36	127	3.5
A321-200neo	3	—	—	3	0.2	152	70
A330-200	11	—	—	11	17.2
A330-300	28	—	3	31	13.4
A330-900neo	7	3	5	15	1.6	23
A350-900	15	—	11	26	3.9	18
B-717-200	10	50	4	64	21.0
B-737-800	73	4	—	77	20.8
B-737-900ER	108	2	49	159	6.4	4
B-757-200	100	—	—	100	24.9
B-757-300	16	—	—	16	19.4
B-767-300ER	42	—	—	42	25.9
B-767-400ER	21	—	—	21	21.5
Total	672	85	108	865	14.3	236	120
(1)Includes both active and temporarily parked aircraft. Excludes certain aircraft we own or lease or that are operated by regional carriers on our behalf shown in the table below. We have also committed to purchase one CRJ-900 aircraft for Endeavor Air, Inc.

The table below summarizes the aircraft operated by regional carriers on our behalf at June 30, 2022.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	51	18	126	—	—	195
SkyWest Airlines, Inc.	9	6	44	—	71	130
Republic Airways, Inc.	—	—	—	11	46	57
Total	60	24	170	11	117	382
(1)Includes both active and temporarily parked aircraft.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 31

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of June 30, 2022, we had $13.6 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements. We are continuing to evaluate the appropriate level of liquidity to maintain following the COVID-19 pandemic although, at least in the near term, we expect this level to be higher than the liquidity maintained prior to the pandemic. By 2024, we expect liquidity to be between $5 billion and $6 billion as we work to reduce our financial obligations and reinvest in the business.

Sources and Uses of Liquidity
Operating Activities

We generated cash flows from operations of $4.3 billion and $2.6 billion in the six months ended June 30, 2022 and 2021, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2022.

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

From the onset of the COVID-19 pandemic in the March 2020 quarter through 2021, reduced demand for air travel resulted in a lower level of advance bookings and the associated cash received than we had historically experienced, which had been impacting the typical seasonal trend of air traffic liability. However, demand has improved during 2022 as consumers have regained confidence to travel and increased ticket purchases for travel further in advance. Air traffic liability increased approximately $805 million during the June 2022 quarter, which exceeds our historical seasonal change, reflecting the continued restoration of our business and robust demand environment. Our air traffic liability remains above historical levels with no material change to the travel credit balance compared to December 31, 2021.

Fuel. Fuel expense represented approximately 24% and 21% of our total operating expense for the six months ended June 30, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The average fuel price per gallon increased substantially during the six months ended June 30, 2022. We expect elevated jet fuel prices to continue throughout 2022 due to current market conditions, further exacerbated by geopolitical events. Fuel consumption was also higher during the six months ended June 30, 2022 compared to the prior year period due to the increase in capacity. We expect that fuel consumption will continue to increase throughout 2022, compared to 2021, as we expect to return closer to pre-pandemic levels of capacity and demand for air travel, partially offset by increases in fuel efficiency of our fleet.

New York-JFK Airport Expansion. During 2021, the Port Authority of New York and New Jersey ("Port Authority") approved modified project plans to renovate and expand Terminal 4 in order to facilitate Delta's relocation from Terminal 2 and consolidation of its operations into the single facility. The project will add 10 new gates and other complementary facilities, including an additional Delta Sky Club and a new Delta One lounge. The project is estimated to cost approximately $1.5 billion and will be funded primarily with bonds issued in April 2022 by the New York Transportation Development Corporation ("NYTDC") for which our landlord, JFK International Air Terminal LLC, is the obligor. In April 2022, we amended our sublease to provide for the expansion project, including the adjustment of our subleased space and rentals. Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed, and therefore, we do not have the project asset or related obligation recorded on our balance sheet. The majority of project costs are being used to expand or modify Delta's leased premises, and thus will increase Delta's lease liability which we will pay via rent through 2043. Construction started in late 2021, with Delta's portion of the project estimated to be complete by the end of 2023.

Delta Air Lines, Inc. June 2022 Form 10-Q                                 32

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the six months ended June 30, 2022, we redeemed a net of $1.8 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $2.7 billion and $1.2 billion for the six months ended June 30, 2022 and 2021, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects, fleet modifications and technology enhancements.

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

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility. Completion is expected by 2025. In June 2022, we achieved a significant milestone by opening the 455,000 square foot headhouse, the terminal roadways and Concourse E - the second of four new concourses to be built. Construction is approximately 75% complete and will continue to be phased to support airline operations while minimizing customer inconvenience.

We currently expect our net project costs to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $725 million on this project during 2022, of which $402 million was incurred in the six months ended June 30, 2022.

Los Angeles International Airport ("LAX"). The City of Los Angeles ("the City") owns and operates LAX and we have an ongoing terminal redevelopment project at LAX to modernize, update and provide post-security connection to Terminals 2 and 3. In April 2022, we reached the next major phasing milestone of the project with the opening of a new consolidated headhouse for both terminals, which includes ticketing, security, baggage claim and a new Delta Sky Club lounge, and in May opened the Terminal 3 concourse with the initial three of 14 planned new gates. Construction is expected to be completed in 2023 and the project is expected to cost approximately $2.3 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. The revolving credit facility agreement was amended in January 2022, increasing the revolver capacity from $800 million to $1.1 billion. Loans made under the credit facility are being repaid with the proceeds from the City's purchase of completed project assets.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2022, we had cash outflows of approximately $2.4 billion related to repayments of our debt and finance lease obligations, including $839 million for the early repurchase of various secured and unsecured notes. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the remainder of 2022 and beyond.

The principal amount of our debt and finance leases was $25.0 billion at June 30, 2022.

Undrawn Lines of Credit

As of June 30, 2022, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had outstanding letters of credit as of June 30, 2022, including approximately $100 million that reduced the availability under our revolving credit facilities and approximately $300 million that did not affect the availability of our revolving credit facilities.

Covenants

We were in compliance with the covenants in our debt agreements at June 30, 2022.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 33

Item 2. MD&A - Critical Accounting Estimates
Critical Accounting Estimates

Except as set forth below, for information regarding our Critical Accounting Estimates, see the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Defined Benefit Pension Plans

Expected Long-Term Rate of Return. Based on our funded status as of December 31, 2021, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

Recent Accounting Standards

Fair Value of Equity Investments. In 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024, and we are evaluating the potential impact of this standard on our investments.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 34

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

Included below are reconciliations of non-GAAP measures used within this Form 10-Q to the most directly comparable GAAP financial measures. Reconciliations below may not calculate exactly due to rounding. These reconciliations include certain adjustments to GAAP measures that are directly related to the impact of COVID-19 and our response. These adjustments are made to provide comparability between the reported periods, if applicable, as indicated below:

•Restructuring charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the June 2022 quarter, we recognized $1 million of net adjustments to certain of those restructuring charges, representing changes in our estimates, compared to $8 million of net adjustments in the June 2021 quarter.

•Government grant recognition. We recognized $1.5 billion and $2.7 billion of the grant proceeds from the payroll support program extensions as contra-expense during the June 2021 quarter and six months ended June 2021, respectively. We recognized the grant proceeds as contra-expense based on the periods that the funds were intended to compensate and have fully used all proceeds from the payroll support program extensions.

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

Operating expense, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2022	2021	2019
Operating expense	$12,305	$6,310	$10,408
Adjusted for:
Restructuring charges	1	(8)	—
Government grant recognition	—	1,504	—
MTM adjustments and settlements on hedges	73	(24)	(10)
Third-party refinery sales	(1,514)	(777)	(40)
Delta Private Jets adjustment	—	—	(50)
Operating expense, adjusted	$10,866	$7,005	$10,308

Delta Air Lines, Inc. June 2022 Form 10-Q                                 35

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
				Average Price Per Gallon
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions, except per gallon data)	2022	2021	2019	2022	2021	2019
Total fuel expense	$3,223	$1,487	$2,291	$3.74	$2.16	$2.08
Adjusted for:
MTM adjustments and settlements on hedges	73	(24)	(10)	0.08	(0.03)	(0.01)
Delta Private Jets adjustment	—	—	(8)	—	—	(0.01)
Total fuel expense, adjusted	$3,296	$1,463	$2,274	$3.82	$2.12	$2.07

				Average Price Per Gallon
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions, except per gallon data)	2022	2021	2019	2022	2021	2019
Total fuel expense	$5,315	$2,504	$4,269	$3.29	$2.03	$2.07
Adjusted for:
MTM adjustments and settlements on hedges	77	(1)	(17)	0.05	—	(0.01)
Delta Private Jets adjustment	—	—	(15)	—	—	(0.01)
Total fuel expense, adjusted	$5,392	$2,504	$4,237	$3.34	$2.03	$2.06

TRASM, adjusted reconciliation
	Three Months Ended June 30,						Six Months Ended June 30,
	2022		2021		2019		2022		2021		2019
TRASM (cents)	23.47	¢	14.68	¢	17.47	¢	20.93	¢	12.72	¢	17.15	¢
Adjusted for:
Third-party refinery sales	(2.57)		(1.60)		(0.06)		(2.44)		(1.49)		(0.07)
Delta Private Jets adjustment	—		—		(0.07)		—		—		(0.07)
TRASM, adjusted	20.90	¢	13.08	¢	17.35	¢	18.49	¢	11.23	¢	17.01	¢

CASM-Ex reconciliation
	Three Months Ended June 30,						Six Months Ended June 30,
	2022		2021		2019		2022		2021		2019
CASM (cents)	20.89	¢	13.00	¢	14.51	¢	20.27	¢	13.38	¢	14.80	¢
Adjusted for:
Restructuring charges	—		(0.02)		—		0.01		0.04		—
Government grant recognition	—		3.10		—		—		3.03		—
Aircraft fuel and related taxes	(5.47)		(3.06)		(3.19)		(4.80)		(2.82)		(3.18)
Third-party refinery sales	(2.57)		(1.60)		(0.06)		(2.44)		(1.49)		(0.07)
Profit sharing	(0.09)		—		(0.72)		(0.05)		—		(0.55)
Delta Private Jets adjustment	—		—		(0.06)		—		—		(0.06)
CASM-Ex	12.76	¢	11.42	¢	10.47	¢	12.98	¢	12.14	¢	10.95	¢

Delta Air Lines, Inc. June 2022 Form 10-Q                                 36

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2022 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Delta Air Lines, Inc. June 2022 Form 10-Q                                 37

Item 2. Unregistered Sales of Equity Securities
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2022 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the June 2022 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 2022	4,066	$40.24	4,066	$—
May 2022	1,430	$40.08	1,430	$—
June 2022	11,174	$37.08	11,174	$—
Total	16,670		16,670

Delta Air Lines, Inc. June 2022 Form 10-Q                                 38

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on February 8, 2019).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.1    Sixth Supplement to Anchor Tenant Agreement dated as of April 8, 2022 between JFK International Air Terminal LLC and Delta Air Lines, Inc.
10.2    Terms of 2022 Restricted Stock Awards for Non-Employee Directors
15    Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
Delta Air Lines, Inc. June 2022 Form 10-Q                                 39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
July 13, 2022

Delta Air Lines, Inc. June 2022 Form 10-Q                                 40