Form 10-Q
period 2022-09-30
DELTA AIR LINES, INC.
filed 2022-10-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2022:
Common Stock, $0.0001 par value - 641,188,362 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. September 2022 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2022, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Atlanta, Georgia
October 13, 2022

Delta Air Lines, Inc. September 2022 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,023	$7,933
Short-term investments	1,345	3,386
Accounts receivable, net of allowance for uncollectible accounts of $24 and $50	3,097	2,404
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $150 and $176	1,473	1,098
Prepaid expenses and other	1,861	1,119
Total current assets	14,799	15,940
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $19,984 and $18,671	31,512	28,749
Operating lease right-of-use assets	6,961	7,237
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $900 and $893	5,994	6,001
Equity investments	1,585	1,712
Deferred income taxes, net	935	1,294
Other noncurrent assets	1,057	1,773
Total noncurrent assets	57,797	56,519
Total assets	$72,596	$72,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,031	$1,782
Current maturities of operating leases	738	703
Air traffic liability	8,947	6,228
Accounts payable	4,958	4,240
Accrued salaries and related benefits	2,796	2,457
Loyalty program deferred revenue	3,478	2,710
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,822	1,746
Total current liabilities	25,870	20,966
Noncurrent Liabilities:
Debt and finance leases	21,202	25,138
Noncurrent air traffic liability	150	130
Pension, postretirement and related benefits	5,470	6,035
Loyalty program deferred revenue	4,382	4,849
Noncurrent operating leases	6,865	7,056
Other noncurrent liabilities	4,067	4,398
Total noncurrent liabilities	42,136	47,606

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 651,719,217 and 649,720,387 shares issued	—	—
Additional paid-in capital	11,507	11,447
Retained earnings/(accumulated deficit)	342	(148)
Accumulated other comprehensive loss	(6,946)	(7,130)
Treasury stock, at cost, 10,530,855 and 9,752,872 shares	(313)	(282)
Total stockholders' equity	4,590	3,887
Total liabilities and stockholders' equity	$72,596	$72,459
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Operating Revenue:
Passenger	$11,464	$7,191	$29,329	$15,278
Cargo	240	262	801	728
Other	2,271	1,701	7,017	4,423
Total operating revenue	13,975	9,154	37,147	20,429

Operating Expense:
Salaries and related costs	3,050	2,566	8,832	7,096
Aircraft fuel and related taxes	3,318	1,552	8,633	4,056
Ancillary businesses and refinery	1,349	1,079	4,449	2,724
Contracted services	881	634	2,425	1,723
Landing fees and other rents	562	524	1,611	1,477
Depreciation and amortization	538	501	1,554	1,494
Regional carrier expense	528	453	1,547	1,258
Aircraft maintenance materials and outside repairs	487	433	1,474	1,014
Passenger commissions and other selling expenses	546	308	1,385	640
Passenger service	406	226	1,050	520
Aircraft rent	131	105	380	313
Profit sharing	237	—	291	—
Government grant recognition	—	(1,822)	—	(4,512)
Other	486	390	1,325	1,003
Total operating expense	12,519	6,949	34,956	18,806

Operating Income	1,456	2,205	2,191	1,623

Non-Operating Expense:
Interest expense, net	(248)	(314)	(791)	(1,014)
Equity method results	4	(49)	(8)	(102)
Gain/(loss) on investments, net	(245)	(223)	(613)	251
Loss on extinguishment of debt	(34)	(183)	(100)	(266)
Pension and related benefit	73	111	218	337
Miscellaneous, net	(44)	(15)	(103)	(36)
Total non-operating expense, net	(494)	(673)	(1,397)	(830)

Income Before Income Taxes	962	1,532	794	793

Income Tax Provision	(267)	(320)	(305)	(105)

Net Income	$695	$1,212	$489	$688

Basic Earnings Per Share	$1.09	$1.90	$0.77	$1.08
Diluted Earnings Per Share	$1.08	$1.89	$0.76	$1.07

Comprehensive Income	$757	$1,294	$673	$926

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Net Cash Provided by Operating Activities	$5,175	$2,708

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,852)	(961)
Ground property and equipment, including technology	(1,314)	(1,068)
Purchase of short-term investments	(575)	(10,799)
Redemption of short-term investments	2,584	12,158
Purchase of equity investments	(153)	—
Other, net	121	252
Net cash used in investing activities	(2,189)	(418)

Cash Flows from Financing Activities:
Proceeds from long-term obligations	—	1,902
Payments on debt and finance lease obligations	(4,190)	(4,685)
Other, net	(40)	98
Net cash used in financing activities	(4,230)	(2,685)

Net Decrease in Cash, Cash Equivalents and Restricted Cash Equivalents	(1,244)	(395)
Cash, cash equivalents and restricted cash equivalents at beginning of period	8,569	10,055
Cash, cash equivalents and restricted cash equivalents at end of period	$7,325	$9,660

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$84	$873
Right-of-use assets acquired under operating leases	372	536
Operating leases converted to finance leases	279	31
Equity investments and other financings	330	240

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2022	2021
Current assets:
Cash and cash equivalents	$7,023	$8,785
Restricted cash included in prepaid expenses and other	149	162
Noncurrent assets:
Restricted cash included in other noncurrent assets	153	713
Total cash, cash equivalents and restricted cash equivalents	$7,325	$9,660

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2021	650	$—	$11,447	$(148)	$(7,130)	10	$(282)	$3,887
Net loss	—	—	—	(940)	—	—	—	(940)
Other comprehensive income	—	—	—	—	59	—	—	59
Common stock issued for employee equity awards(1)	2	—	15	—	—	1	(30)	(15)
Balance at March 31, 2022	652	$—	$11,462	$(1,088)	$(7,071)	11	$(312)	$2,991
Net income	—	—	—	735	—	—	—	735
Other comprehensive income	—	—	—	—	63	—	—	63
Common stock issued for employee equity awards(1)	—	—	23	—	—	—	(1)	22
Balance at June 30, 2022	652	$—	$11,485	$(353)	$(7,008)	11	$(313)	$3,811
Net income	—	—	—	695	—	—	—	695
Other comprehensive income	—	—	—	—	62	—	—	62
Common stock issued for employee equity awards(1)	—	—	22	—	—	—	—	22
Balance at September 30, 2022	652	$—	$11,507	$342	$(6,946)	11	$(313)	$4,590

(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $41.00, $38.11 and $30.66 in the March 2022 quarter, June 2022 quarter and September 2022 quarter, respectively.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 6

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

Due to impacts from the COVID-19 pandemic and the ongoing recovery, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Fair Value of Equity Investments. In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024. Upon adoption, we do not believe it will have a material impact on the valuation of our equity investments; however, we may be required to include additional disclosures to the extent we have material equity investments subject to contractual sale restrictions.

Supplier Finance Program Obligations. In September 2022, the FASB issued ASU No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)." This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. Upon adoption, we may be required to include additional disclosures to the extent we have material supplier finance program obligations.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Ticket	$10,247	$6,237	$26,005	$13,067
Loyalty travel awards	786	544	2,073	1,213
Travel-related services	431	410	1,251	998
Total passenger revenue	$11,464	$7,191	$29,329	$15,278

Delta Air Lines, Inc. September 2022 Form 10-Q                                 7

Notes to the Consolidated Financial Statements
Ticket

We recognized approximately $3.9 billion and $1.8 billion in passenger revenue during the nine months ended September 30, 2022 and 2021, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

In order to provide our customers more flexibility and time to plan or rebook their travel, we announced in January 2022 that all existing travel credit holders will have until December 31, 2023 to rebook their ticket for travel throughout 2024. Additionally, all Delta customers with upcoming 2022 travel or who purchase a ticket in 2022 will also have the flexibility to rebook their ticket through December 31, 2023, and travel throughout 2024. The air traffic liability classified as current as of September 30, 2022 represents our estimate of tickets and travel credits to be used within one year. We will continue to monitor our customers' travel behavior and may adjust our estimates in the future.

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

Loyalty Travel Awards

Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2022 and 2021, total cash sales from marketing agreements related to our loyalty program were $4.1 billion and $2.9 billion, respectively, which are allocated to travel and other performance obligations. Loyalty travel awards revenue is related to the redemption of miles for air travel.

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

Loyalty program activity
(in millions)	2022	2021
Balance at January 1	$7,559	$7,182
Miles earned	2,496	1,541
Miles redeemed for air travel	(2,073)	(1,213)
Miles redeemed for non-air travel and other	(122)	(54)
Balance at September 30	$7,860	$7,456

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, on-board sales and administrative fees.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 8

Notes to the Consolidated Financial Statements
Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Refinery	$1,134	$872	$3,835	$2,189
Loyalty program	655	453	1,877	1,260
Ancillary businesses	249	215	665	586
Miscellaneous	233	161	640	388
Total other revenue	$2,271	$1,701	$7,017	$4,423

Refinery. This represents refinery sales to third parties, which are at or near cost; accordingly, the recorded margin on these sales is de minimis.

Loyalty Program. This relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly derived from the total cash sales from marketing agreements, discussed above.

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Domestic	$8,154	$5,759	$22,035	$12,517
Atlantic	2,313	730	4,553	1,160
Latin America	659	564	2,084	1,313
Pacific	338	138	657	288
Total	$11,464	$7,191	$29,329	$15,278

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Domestic	$10,118	$7,311	$28,322	$16,572
Atlantic	2,705	954	5,538	1,688
Latin America	752	653	2,417	1,620
Pacific	400	236	870	549
Total	$13,975	$9,154	$37,147	$20,429

Delta Air Lines, Inc. September 2022 Form 10-Q                                 9

Notes to the Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2022	Level 1	Level 2	Level 3
Cash equivalents	$4,443	$4,443	$—	$—
Restricted cash equivalents	302	302	—	—
Short-term investments	1,345	75	1,270	—
Long-term investments	899	767	35	97
Fuel hedge contracts	23	—	23	—

(in millions)	December 31, 2021	Level 1	Level 2	Level 3
Cash equivalents	$5,450	$5,450	$—	$—
Restricted cash equivalents	635	635	—	—
Short-term investments	3,386	1,376	2,010	—
Long-term investments	1,459	1,326	36	97
Fuel hedge contracts	(18)	—	(18)	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to certain self-insurance obligations and airport commitments as well as proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet ("balance sheet"). The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. Short-term investments consist of U.S. government and agency securities. The fair values of these investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

As of September 30, 2022, the estimated fair value of our short-term investments was $1.3 billion. Of these investments, $711 million are expected to mature in one year or less, with the remainder maturing by the first half of 2024. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). Our fuel hedge portfolio may consist of a combination of options, swaps or futures contracts, most of which have a duration of less than three months. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized gains of $139 million and losses of $339 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and nine months ended September 30, 2022, respectively, compared to losses of $22 million and $143 million for the three and nine months ended September 30, 2021, respectively. The losses recognized during the nine months ended September 30, 2022 were composed of $380 million of settlements on contracts, partially offset by $41 million of mark-to-market adjustments. Expense from the settlement of closed contracts is offset by higher operating profits at Monroe from higher pricing. See Note 9, "Segments," for further information on our Monroe refinery segment.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 10

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Air France-KLM	Fair Value	3%	6%	$94	$165
China Eastern	Fair Value	2%	2%	158	177
CLEAR	Fair Value	6%	6%	189	260
Grupo Aeroméxico	Equity Method(1)	20%	51%	424	—
Hanjin KAL	Fair Value(2)	15%	13%	259	455
Unifi Aviation	Equity Method(3)	49%	49%	161	159
Wheels Up	Fair Value(4)	21%	21%	60	241
Other investments	Various			240	255
Equity investments				$1,585	$1,712
(1)Results are included in equity method results in our income statement under non-operating expense.
(2)At September 30, 2022, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(4)We elected to account for our investment under the fair value option.

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

Grupo Aeroméxico. In the March 2022 quarter, Grupo Aeroméxico ("Aeroméxico") emerged from its voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code ("bankruptcy process"). At the conclusion of the bankruptcy process, Aeroméxico's previously outstanding capital stock was consolidated and exchanged for less than 0.01% of new capital stock, which effectively eliminated our historical 51% ownership stake. Upon emergence, Delta received a 20% equity stake in the newly restructured Aeroméxico in exchange for (1) our receivables under Aeroméxico's debtor-in-possession financing, (2) $100 million (recorded as an investing outflow on our Condensed Consolidated Statements of Cash Flows), and (3) our agreement to provide expanded commercial services to Aeroméxico in future periods. We account for our investment in Aeroméxico under the equity method of accounting and record our share of Aeroméxico's financial results in equity method results in our income statement.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
Other Investments

This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment.

Virgin Atlantic. Virgin Atlantic has completed an out-of-court restructuring, during which we provided strategic and operational assistance and which we continue to provide. The carrying value of our investment in Virgin Atlantic remains zero as of September 30, 2022. We maintained our 49% equity interest and continue to track our share of Virgin Atlantic's losses under the equity method of accounting, which are only recorded to the extent we make additional investments in Virgin Atlantic.

LATAM. LATAM Airlines Group S.A. ("LATAM") is undergoing voluntary proceedings to reorganize under Chapter 11 of the United States bankruptcy code, and the carrying value of our investment in LATAM remains zero as of September 30, 2022. In order to support our relationship with LATAM, we are providing strategic and operational assistance through the bankruptcy process. After LATAM's refinancing in the June 2022 quarter, we have a $71 million noncurrent receivable outstanding associated with LATAM's debtor-in-possession financing. LATAM's plan of reorganization has been confirmed by the Bankruptcy Court and is expected to take effect before the end of 2022. As our pre-bankruptcy equity ownership of approximately 20% will be substantially diluted to a de minimis level, we expect to participate in certain of the offerings contemplated under the reorganization plan at an additional investment level commensurate with an equity stake of approximately 10% in the reorganized LATAM.

In the September 2022 quarter, final regulatory approval was granted for our trans-American joint venture agreement with LATAM. This agreement will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. Approval was granted for a 10-year period with a subsequent reassessment and extension process. This agreement supports our strategic partnership with LATAM and the value of our $1.2 billion alliance-related indefinite-lived intangible asset. We believe the LATAM joint venture agreement will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

We have classified our intangible asset as indefinite-lived as we expect to indefinitely receive the economic benefits from the relationship, similar to other joint venture arrangements between U.S. and foreign carriers that have been cleared by competition authorities in relevant foreign jurisdictions and granted antitrust immunity from the U.S. Department of Transportation ("DOT"). Antitrust immunity grants are generally subject to reporting requirements and periodic reassessment processes administered by the DOT. We have determined that there are currently no material legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our LATAM alliance-related intangible asset.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 12

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			September 30,	December 31,
(in millions)	Dates			September 30, 2022			2022	2021
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2023	to	2029	2.90%	to	7.38%	2,997	4,354
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	5,144	6,000
SkyMiles Term Loan(1)(2)	2023	to	2027	6.46%			2,820	2,820
Financing arrangements secured by aircraft:
Certificates(1)	2022	to	2028	2.00%	to	8.00%	1,855	1,932
Notes(1)(2)	2022	to	2033	1.99%	to	5.75%	915	1,139
NYTDC Special Facilities Revenue Bonds(1)	2023	to	2045	4.00%	to	5.00%	2,838	2,894
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			1,542	2,589
2018 Revolving Credit Facility(2)	2023	to	2024	Undrawn			—	—
Other financings(1)(2)	2022	to	2030	2.51%	to	5.00%	67	68
Other revolving credit facilities(2)	2023	to	2024	Undrawn			—	—
Total secured and unsecured debt							$21,674	$25,292
Unamortized (discount)/premium and debt issue cost, net and other							(151)	(208)
Total debt							$21,523	$25,084
Less: current maturities							(1,723)	(1,502)
Total long-term debt							$19,800	$23,582
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor) or another index rate plus a specified margin.

Availability Under Revolving Credit Facilities

As of September 30, 2022, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $300 million outstanding letters of credit as of September 30, 2022 that did not affect the availability of our revolving credit facilities.

Early Settlement of Outstanding Notes

In August 2022, we completed a cash tender offer for an aggregate purchase price of $1.5 billion, excluding accrued and unpaid interest, of certain of our outstanding debt securities. As a result of the tender offer, we repurchased the following notes:

Notes Repurchased in Tender Offer
(in millions)	Location in debt table	Principal Repurchased	Amount Paid
4.500% Senior Secured Notes due 2025	SkyMiles Notes	$856	$850
7.000% Senior Secured Notes due 2025	2020 Senior Secured Notes	478	498
7.375% Notes due 2026	Unsecured Notes	84	87
3.800% Notes due 2023	Unsecured Notes	65	65
Total Notes Repurchased		$1,483	$1,500

In addition to the early settlement of the principal amount of the purchased notes, we recorded a loss of $34 million on extinguishment of debt in non-operating expense in our income statement.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 13

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

Fair value of outstanding debt
(in millions)	September 30, 2022	December 31, 2021
Net carrying amount	$21,523	$25,084
Fair value	$20,500	$26,900

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at September 30, 2022.

NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic (benefit) cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2022	2021	2022	2021
Three Months Ended September 30,
Service cost	$—	$—	$18	$21
Interest cost	153	146	32	29
Expected return on plan assets	(330)	(381)	(4)	(9)
Amortization of prior service credit	—	—	(1)	(2)
Recognized net actuarial loss	64	88	13	15
Settlements	—	1	—	—
Net periodic (benefit) cost	$(113)	$(146)	$58	$54

Nine Months Ended September 30,
Service cost	$—	$—	$53	$64
Interest cost	459	437	96	88
Expected return on plan assets	(990)	(1,142)	(12)	(26)
Amortization of prior service credit	—	—	(4)	(5)
Recognized net actuarial loss	191	266	41	42
Settlements	—	1	—	—
Net periodic (benefit) cost	$(340)	$(438)	$174	$163

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within pension and related benefit under non-operating expense.

Expected Long-Term Rate of Return. Based on our funded status as of December 31, 2021, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $19.9 billion at September 30, 2022.

Aircraft purchase commitments
(in millions)	Total
Three months ending December 31, 2022	$1,380
2023	3,440
2024	3,640
2025	4,230
2026	3,700
Thereafter	3,500
Total	$19,890

Our future aircraft purchase commitments included the following aircraft at September 30, 2022:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	50
A321-200neo	147
A330-900neo	20
A350-900	18
B-737-900ER	3
B-737-10	100
Total	338

Aircraft Orders

During the June 2022 quarter, we agreed to acquire four B-737-900ER and one A330-900 aircraft. Deliveries of the pre-owned B-737-900ER aircraft are expected to occur by the end of 2022 and delivery of the new A330-900 aircraft is expected to occur in 2024.

In July 2022, we entered into a purchase agreement with Boeing for 100 Boeing 737-10 aircraft, the largest model in the 737 MAX family of aircraft, to start delivery in 2025 with the option to purchase an additional thirty 737-10 aircraft. Also in July 2022, we exercised purchase rights for 12 A220-300 aircraft with Airbus.

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

Delta Air Lines, Inc. September 2022 Form 10-Q                                 15

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Total
Balance at January 1, 2022 (net of tax effect of $1,184)	$(7,170)	$40	$(7,130)
Reclassifications into earnings (net of tax effect of $56)(1)	184	—	184
Balance at September 30, 2022 (net of tax effect of $1,128)	$(6,986)	$40	$(6,946)

Balance at January 1, 2021 (net of tax effect of $1,764)	$(9,078)	$40	$(9,038)
Changes in value (net of tax effect of $1)	3	—	3
Reclassifications into earnings (net of tax effect of $71)(1)	235	—	235
Balance at September 30, 2021 (net of tax effect of $1,692)	$(8,840)	$40	$(8,800)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in pension and related benefit in non-operating expense in our income statement.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 16

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2022 was $834 million and $2.6 billion, respectively, compared to $629 million and $1.7 billion for the three and nine months ended September 30, 2021, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2022
Operating revenue:	$12,841	$2,599			$13,975
Sales to airline segment			$(504)	(1)
Exchanged products			(834)	(2)
Sales of refined products			(127)	(3)
Operating income	1,264	192	—		1,456
Interest expense, net	248	3	(3)		248
Depreciation and amortization	538	23	(23)	(4)	538
Total assets, end of period	69,680	2,977	(61)		72,596
Net fair value obligations, end of period	—	(291)	—		(291)
Capital expenditures	1,393	49	—		1,442

Three Months Ended September 30, 2021
Operating revenue:	$8,282	$1,696			$9,154
Sales to airline segment			$(183)	(1)
Exchanged products			(629)	(2)
Sales of refined products			(12)	(3)
Operating income	2,108	97	—		2,205
Interest expense, net	314	2	(2)		314
Depreciation and amortization	501	24	(24)	(4)	501
Total assets, end of period	70,783	2,012	(12)		72,783
Net fair value obligations, end of period	—	(547)	—		(547)
Capital expenditures	818	12	—		830
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

Delta Air Lines, Inc. September 2022 Form 10-Q                                 17

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2022
Operating revenue:	$33,312	$8,265			$37,147
Sales to airline segment			$(1,557)	(1)
Exchanged products			(2,623)	(2)
Sales of refined products			(250)	(3)
Operating income	1,676	515	—		2,191
Interest expense, net	791	7	(7)		791
Depreciation and amortization	1,554	70	(70)	(4)	1,554
Capital expenditures	4,069	97	—		4,166

Nine Months Ended September 30, 2021
Operating revenue:	$18,240	$4,177			$20,429
Sales to airline segment			$(292)	(1)
Exchanged products			(1,667)	(2)
Sales of refined products			(29)	(3)
Operating income (loss)	1,809	(186)	—		1,623
Interest expense, net	1,014	5	(5)		1,014
Depreciation and amortization	1,494	72	(72)	(4)	1,494
Capital expenditures	1,994	35	—		2,029
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

Fair Value Obligations

The net fair value obligations presented in the financial information by segment for the three month periods table above are related to renewable fuel compliance costs, are presented net of any related assets or fixed price purchase agreements and are based on quoted market prices and other observable information and are therefore classified as Level 2 in the fair value hierarchy. Our obligation as of September 30, 2022 was calculated using the U.S. Environmental Protection Agency's ("EPA") Renewable Fuel Standard ("RFS") volume requirements, which were finalized in the June 2022 quarter. The compliance deadlines to retire our obligations for 2020 and 2021 are in the fourth quarter of 2022 and first quarter of 2023, respectively.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 18

Notes to the Consolidated Financial Statements
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

Basic and diluted earnings per share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income	$695	$1,212	$489	$688

Basic weighted average shares outstanding	638	637	638	636
Dilutive effect of share-based instruments	3	4	3	5
Diluted weighted average shares outstanding	641	641	641	641

Basic earnings per share	$1.09	$1.90	$0.77	$1.08
Diluted earnings per share	$1.08	$1.89	$0.76	$1.07
Delta Air Lines, Inc. September 2022 Form 10-Q                                 19

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

September 2022 Quarter Financial Overview

During the September 2022 quarter, we have experienced continued improvement in our recovery from the impact of the COVID-19 pandemic, which improvement we expect will continue in the December 2022 quarter and beyond. Given the drastic and unprecedented impact of the COVID-19 pandemic on our operating results in 2021 and 2020, we believe that a comparison of our results in the September 2022 quarter to both the September 2021 and September 2019 quarters in this overview section allows for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.

The table below shows selected key financial and statistical measures for the three months ended September 30, 2022, 2021 and 2019.

	Three Months Ended September 30,			2022 vs. 2021 % Increase (Decrease)	2022 vs. 2019 % Increase (Decrease)
(in millions)	2022	2021	2019
Total operating revenue	$13,975	$9,154	$12,560	53%	11%
Total operating expense	12,519	6,949	10,489	80%	19%
Operating income	1,456	2,205	2,071	(34)%	(30)%

Available seat miles ("ASM")	63,007	54,083	75,742	17%	(17)%

The increase in operating revenue during the September 2022 quarter compared to the September 2021 quarter primarily resulted from a $4.3 billion, or 59%, increase in passenger revenue on increased demand and capacity. Offsetting the increase in operating revenue, the decrease in operating income resulted from a $1.8 billion increase in fuel expense and increases in other volume-related expenses as we continued to restore our operation during the September 2022 quarter, as well as the recognition of a $1.8 billion benefit from the Payroll Support Programs ("PSP") grant proceeds in the September 2021 quarter, which reduced expenses in that quarter.

Compared to operating income of $2.1 billion in the September 2019 quarter, our operating income in the September 2022 quarter was lower primarily from a 48% increase in fuel expense and flat passenger revenue on 17% lower system capacity, as we continue to restore our operations following the COVID-19 pandemic.

Revenue. Compared to the September 2021 quarter, our operating revenue increased $4.8 billion, or 53%, due primarily to increased travel demand.

Compared to the September 2019 quarter, our operating revenue was $1.4 billion, or 11%, higher due primarily to higher refinery third party sales and improved yield. We expect system capacity to be 91% to 92% recovered in the December 2022 quarter compared to the December 2019 quarter.

Consumer demand continued to improve through the September 2022 quarter with a strong summer season driving domestic passenger revenue 2% higher than the September 2019 quarter, despite 11% lower capacity.

International revenue has lagged the recovery in domestic travel, but improved in the September 2022 quarter to approximately 97% recovered compared to the September 2019 quarter as travel restrictions eased and many countries have now ended testing requirements, including the U.S. Despite the recent policy changes, we still expect the recovery of international revenue to continue to trail domestic revenue during the December 2022 quarter.

We remain optimistic about the ultimate recovery of business travel, which is comprised of both corporate managed travel and small- and medium-sized businesses, and expect demand for business travel to increase during the December 2022 quarter.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 20

Item 2. MD&A
Operating Expense. Total operating expense in the September 2022 quarter increased $5.6 billion, or 80%, compared to the September 2021 quarter, primarily resulting from increased fuel costs, due to both an increase in fuel price and increased capacity, as well as higher salaries and related costs and an increase in expenses related to refinery sales to third parties, reflected in ancillary businesses and refinery expense. The increase also resulted from $1.8 billion of PSP grant proceeds recognized during the September 2021 quarter, which reduced expenses in that quarter. Total operating expense, adjusted (a non-GAAP financial measure) for the September 2022 quarter increased $3.5 billion, or 45%, compared to the September 2021 quarter. Adjustments were primarily to exclude expenses related to PSP grant proceeds in the September 2021 quarter and refinery sales to third parties.

Total operating expense in the September 2022 quarter increased $2.0 billion, or 19%, compared to the September 2019 quarter, primarily resulting from increased fuel costs and expenses related to refinery sales to third parties, reflected in ancillary businesses and refinery expense. Total operating expense, adjusted for the September 2022 quarter increased $888 million, or 8%, compared to the September 2019 quarter. Adjustments were primarily to exclude mark to market adjustments and expenses related to refinery sales to third parties.

Our total operating cost per available seat mile ("CASM") increased 43% to 19.87 cents compared to the September 2019 quarter, primarily due to the higher costs discussed above and a 17% decrease in capacity. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 22.5% to 12.43 cents primarily due to the 17% decrease in capacity.

We now expect non-fuel costs for the full year 2022 to be approximately 18% higher than 2019, primarily due to capacity reductions during the second half of 2022.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of September 30, 2022 was $11.2 billion. During the September 2022 quarter, operating activities generated $869 million.

Additionally, total cash sales to American Express were $1.4 billion in the September 2022 quarter, an increase of approximately 35% compared to the September 2019 quarter.

Also during the quarter, investing activities used a net of $1.3 billion, primarily for capital expenditures, partially offset by net redemptions of short-term investments. During the September 2022 quarter we had cash outflows of approximately $1.8 billion related to repayments of our debt and finance leases.

The non-GAAP financial measure referenced above for operating expense, adjusted and CASM-Ex are defined and reconciled in "Supplemental Information" below.

Environmental Sustainability. During 2022, we are continuing to develop our climate transition plan and to pursue our short-, medium-, and long-term climate goals. In July 2022, Science Based Targets Initiative (SBTi) validated our medium-term goal to reduce well-to-wake (lifecycle) scope 1 and 3 jet fuel greenhouse gas emissions by 45% per revenue tonne kilometer by 2035 from a 2019 base year. We expect our path toward achievement of these goals to depend heavily on improved fuel efficiency from fleet renewal, increased use of sustainable aviation fuel (SAF) which is not presently available at scale or at prices competitive to jet fuel, operational initiatives and technological innovation. In the nine months ended September 30, 2022, we incurred $98 million of expense related to carbon offset credits, which relates to a portion of our airline segment's 2021 and March 2022 quarter carbon emissions. As we continue to work on accelerating our long-term, net-zero greenhouse gas emissions goal, our vision of the path forward will require multiple initiatives, centered on a long-term strategy of decarbonization; we therefore expect substantially all of our investment going forward will be focused on solutions other than carbon offsets.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended September 30, 2022 and 2021

Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2022		2021
Ticket - Main cabin	$5,893		$3,705		$2,188		59%
Ticket - Premium products	4,354		2,532		1,822		72%
Loyalty travel awards	786		544		242		44%
Travel-related services	431		410		21		5%
Total passenger revenue	$11,464		$7,191		$4,273		59%
Cargo	240		262		(22)		(8)%
Other	2,271		1,701		570		34%
Total operating revenue	$13,975		$9,154		$4,821		53%

TRASM (cents)	22.18	¢	16.93	¢	5.25	¢	31%
Third-party refinery sales	(1.80)		(1.61)		(0.19)		12%
TRASM, adjusted(2)	20.38	¢	15.31	¢	5.07	¢	33%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the September 2021 quarter, our operating revenue increased $4.8 billion, or 53%, due to the continued recovery in demand from the COVID-19 pandemic. The increase in operating revenue, on a 17% increase in capacity, resulted in a 31% increase in total revenue per available seat mile ("TRASM") and a 33% increase in TRASM, adjusted compared to the September 2021 quarter. The growth in passenger revenue was due to increased demand in both main cabin and premium products, with yield growth in premium products outpacing main cabin.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2021
(in millions)	Three Months Ended September 30, 2022	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,154	42%	8%	5%	32%	35%	2	pts
Atlantic	2,313	217%	153%	103%	25%	56%	17	pts
Latin America	659	17%	(4)%	(13)%	22%	34%	8	pts
Pacific	338	145%	218%	(3)%	(23)%	153%	60	pts
Total	$11,464	59%	27%	17%	25%	37%	7	pts

Domestic

Domestic passenger unit revenue ("PRASM") increased in the September 2022 quarter compared to the September 2021 quarter as a result of demand increasing faster than capacity, as well as higher yields, during the September 2022 quarter.

The September 2022 quarter domestic consumer revenue was above September 2021 quarter levels and continues to exceed pre-pandemic levels, even though capacity has not been fully restored, as consumers continue to return to travel and we believe spending patterns for services are returning to historical levels compared to spending on goods.

International

International passenger revenue for the September 2022 quarter increased compared to the September 2021 quarter in each geographic region, with the Atlantic region experiencing the most significant improvement.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
In November 2021, travel restrictions for fully vaccinated foreign visitors to the United States were lifted. This action made travel to the U.S. by many foreign nationals possible for the first time in 18 months. Further, in June 2022, the United States lifted its testing requirement for international travel. Both of these changes have had a positive impact on international demand.

While many countries have removed or eased travel restrictions, others still maintain international testing requirements and travel restrictions (primarily in the Pacific region), which continue to restrain demand in some markets.

The Atlantic region has shown the greatest recovery of the international regions, despite the ongoing conflict in Ukraine, as western European countries removed or eased travel restrictions earlier in 2022. Revenue in this region surpassed pre-pandemic levels in the September 2022 quarter as consumers continue to show increased desire for trans-Atlantic travel. This has been led by demand for leisure destinations such as Italy, Spain and Greece and improving business demand.

Latin America region revenue was near pre-pandemic levels during the September 2022 quarter, due to continued strong demand for leisure destinations in Mexico, the Caribbean and Central America. We expect this trend to continue during the December 2022 quarter as demand for leisure destinations remains strong and travel to South America continues to recover. Also, in the September 2022 quarter, final regulatory approval was granted for our trans-American joint venture agreement with LATAM. This agreement will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity.

The Pacific region continues to be the most impacted by travel restrictions, although we experienced demand improvement in the September 2022 quarter following South Korea and Australia re-opening to international tourists earlier in the year and the gradual easing of travel restrictions to Japan.

Overall, we still expect a lower international revenue environment during the December of 2022 quarter compared to 2019, with the recovery of international revenue continuing to trail domestic revenue.

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

Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Refinery	$1,134	$872	$262	30%
Loyalty program	655	453	202	45%
Ancillary businesses	249	215	34	16%
Miscellaneous	233	161	72	45%
Total other revenue	$2,271	$1,701	$570	34%

Refinery. This represents refinery sales to third parties. These sales increased $262 million compared to the September 2021 quarter. The increase in third-party refinery sales resulted from higher pricing and production during the September 2022 quarter compared to the September 2021 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
Loyalty Program. This relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. On continued strength in co-brand card spend and card acquisitions, revenues from our relationship with American Express increased in the September 2022 quarter compared to the September 2021 quarter.

Ancillary Businesses. This represents revenues from aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, and codeshare agreements. The volume of these transactions has increased compared to the September 2021 quarter due to the ongoing recovery of our business. Our network of Delta Sky Club lounges was fully reopened by the end of July 2021 after some lounges temporarily closed at the onset of the pandemic in 2020.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2022	2021
Salaries and related costs	$3,050	$2,566	$484	19%
Aircraft fuel and related taxes	3,318	1,552	1,766	114%
Ancillary businesses and refinery	1,349	1,079	270	25%
Contracted services	881	634	247	39%
Landing fees and other rents	562	524	38	7%
Depreciation and amortization	538	501	37	7%
Regional carrier expense	528	453	75	17%
Aircraft maintenance materials and outside repairs	487	433	54	12%
Passenger commissions and other selling expenses	546	308	238	77%
Passenger service	406	226	180	80%
Aircraft rent	131	105	26	25%
Profit sharing	237	—	237	NM
Government grant recognition	—	(1,822)	1,822	NM
Other	486	390	96	25%
Total operating expense	$12,519	$6,949	$5,570	80%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Salaries and Related Costs. We have hired approximately 19,000 employees since the September 2021 quarter, in certain areas, including flight operations, in-flight service, reservations and customer care and airport customer service, in order to support our operations as demand and capacity return. These hiring actions and a 4% base pay increase effective May 1, 2022 for eligible employees resulted in the increase in salaries and related costs during the September 2022 quarter compared to the September 2021 quarter.

Aircraft Fuel and Related Taxes. Fuel expense increased $1.8 billion compared to the September 2021 quarter primarily due to an 83% increase in the market price of jet fuel and an 18% increase in consumption on a 17% increase in capacity. We expect elevated jet fuel prices in comparison to historical levels to continue during the December 2022 quarter due to current market conditions, further exacerbated by geopolitical events.

Additionally, during the September 2022 quarter, we purchased and retired $25 million of carbon offset credits, which relate to a portion of our airline segment's March 2022 quarter carbon emissions. During the September 2021 quarter, we purchased and retired $29 million of carbon offset credits, which related to a portion of our airline segment's 2021 carbon emissions. In the table below, these costs are shown in the carbon offset costs line item.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Fuel purchase cost(1)	$3,449	$1,601	$1,848	$3.71	$2.03	$1.68
Carbon offset costs	25	29	(4)	0.03	0.04	(0.01)
Fuel hedge impact	36	19	17	0.04	0.02	0.02
Refinery segment impact	(192)	(97)	(95)	(0.21)	(0.12)	(0.09)
Total fuel expense	$3,318	$1,552	$1,766	$3.57	$1.97	$1.60
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 25

Item 2. MD&A - Results of Operations
Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Increased expenses were primarily related to refinery sales to third parties. The refinery cost of sales increased $262 million compared to the September 2021 quarter. The increase in third-party refinery sales resulted from higher pricing and production during the September 2022 quarter compared to the September 2021 quarter.

Contracted Services. During the September 2022 quarter, demand and capacity increased compared to the September 2021 quarter due to the ongoing recovery from the COVID-19 pandemic. The continued restoration of our operations and associated higher volume-related expenses and inflationary pressures were the primary drivers for the increase in contracted services.

Regional Carrier Expense. Regional carrier expense increased compared to the September 2021 quarter due to an increase in utilization and volume-related expenses as a result of increased demand.

Aircraft Maintenance Materials and Outside Repairs. Maintenance expense increased compared to the September 2021 quarter as we continued to return aircraft to service and to support our operational reliability.

Passenger Commissions and Other Selling Expenses. Compared to the September 2021 quarter, passenger revenue increased 59% in the September 2022 quarter, leading to higher volume-related expenses, which was the primary reason for the increase in passenger commissions and other selling expenses.

Passenger Service. Passenger service expenses increased compared to the September 2021 quarter due to higher volume-related expenses associated with increased demand and inflationary pressures.

Aircraft Rent. Aircraft rent increased compared to the September 2021 quarter due to a shift in the mix of leased aircraft from older, narrowbody aircraft to newer, widebody aircraft.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual pre-tax profit and 20% of annual pre-tax profit above $2.5 billion, as defined by the terms of the program.

Government Grant Recognition. During the September 2021 quarter, we recognized $1.8 billion of government PSP grant proceeds as contra-expense that were used exclusively for the payment of employee wages, salaries and benefits.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 26

Item 2. MD&A - Results of Operations
Results of Operations - Nine Months Ended September 30, 2022 and 2021

Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2022		2021
Ticket - Main cabin	$15,000		$7,810		$7,190		92%
Ticket - Premium products	11,005		5,257		5,748		109%
Loyalty travel awards	2,073		1,213		860		71%
Travel-related services	1,251		998		253		25%
Total passenger revenue	$29,329		$15,278		$14,051		92%
Cargo	801		728		73		10%
Other	7,017		4,423		2,594		59%
Total operating revenue	$37,147		$20,429		$16,718		82%

TRASM (cents)	21.38	¢	14.31	¢	7.07	¢	49%
Third-party refinery sales(2)	(2.20)		(1.53)		(0.67)		44%
TRASM, adjusted	19.18	¢	12.78	¢	6.40	¢	50%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in operating revenue line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2021 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2022 and 2021.

Compared to the nine months ended September 30, 2021, our operating revenue increased $16.7 billion, or 82%, due to the continued recovery in demand from the COVID-19 pandemic and higher refinery third party sales. The increase in operating revenue, on a 22% increase in capacity, resulted in a 49% increase in TRASM and a 50% increase in TRASM, adjusted compared to the nine months ended September 30, 2021. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2021
(in millions)	Nine Months Ended September 30, 2022	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$22,035	76%	35%	13%	30%	56%	14	pts
Atlantic	4,553	293%	234%	121%	17%	77%	28	pts
Latin America	2,084	59%	28%	(5)%	24%	68%	22	pts
Pacific	657	128%	178%	(8)%	(18)%	147%	42	pts
Total	$29,329	92%	54%	22%	25%	58%	17	pts

Domestic passenger unit revenue for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 as a result of the higher levels of capacity and demand during the nine months ended September 30, 2022 due to the ongoing recovery in the period. International passenger revenue for the nine months ended September 30, 2022 increased 164% on 46% higher capacity compared to the nine months ended September 30, 2021.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Refinery	$3,835	$2,189	$1,646	75%
Loyalty program	1,877	1,260	617	49%
Ancillary businesses	665	586	79	13%
Miscellaneous	640	388	252	65%
Total other revenue	$7,017	$4,423	$2,594	59%
Delta Air Lines, Inc. September 2022 Form 10-Q                                 27

Item 2. MD&A - Results of Operations
Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2022	2021
Salaries and related costs	$8,832	$7,096	$1,736	24%
Aircraft fuel and related taxes	8,633	4,056	4,577	113%
Ancillary businesses and refinery	4,449	2,724	1,725	63%
Contracted services	2,425	1,723	702	41%
Landing fees and other rents	1,611	1,477	134	9%
Depreciation and amortization	1,554	1,494	60	4%
Regional carrier expense	1,547	1,258	289	23%
Aircraft maintenance materials and outside repairs	1,474	1,014	460	45%
Passenger commissions and other selling expenses	1,385	640	745	116%
Passenger service	1,050	520	530	102%
Aircraft rent	380	313	67	21%
Profit sharing	291	—	291	NM
Government grant recognition	—	(4,512)	4,512	NM
Other	1,325	1,003	322	32%
Total operating expense	$34,956	$18,806	$16,150	86%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2021 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2022 and 2021.

Salaries and Related Costs. Salaries and related costs increased compared to the nine months ended September 30, 2021 due to the hiring actions and pay increase discussed above. The increase also relates to the voluntary unpaid leave of absence program we offered in response to the COVID-19 pandemic during 2021. During 2022, we no longer offered these leaves of absence as the program terminated by the end of the September 2021 quarter.

Aircraft Fuel and Related Taxes. Fuel expense increased $4.6 billion compared to the nine months ended September 30, 2021 due to a 91% increase in the market price per gallon of jet fuel and a 26% increase in consumption on a 22% increase in capacity.

Additionally, during the nine months ended September 30, 2022, we purchased and retired $98 million of carbon offset credits, which relate to a portion of our airline segment's 2021 and March 2022 quarter carbon emissions. During the nine months ended September 30, 2021, we purchased and retired $69 million of carbon offset credits, which related to a portion of our airline segment's 2020 and 2021 carbon emissions. In the table below, these costs are shown in the carbon offset costs line item.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Fuel purchase cost(1)	$9,091	$3,781	$5,310	$3.57	$1.87	$1.70
Carbon offset costs	98	69	29	0.04	0.03	0.01
Fuel hedge impact	(41)	20	(61)	(0.02)	0.01	(0.03)
Refinery segment impact	(515)	186	(701)	(0.20)	0.09	(0.29)
Total fuel expense	$8,633	$4,056	$4,577	$3.39	$2.00	$1.39
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 28

Item 2. MD&A - Results of Operations
Ancillary Businesses and Refinery. The changes in ancillary businesses and refinery expenses were primarily related to refinery sales to third parties, which increased by $1.6 billion compared to the nine months ended September 30, 2021.

Government Grant Recognition. During the nine months ended September 30, 2021, we recognized $4.5 billion of government PSP grant proceeds as contra-expense that were used exclusively for the payment of employee wages, salaries and benefits.

Non-Operating Results

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(in millions)	2022	2021		2022	2021
Interest expense, net	$(248)	$(314)	$66	$(791)	$(1,014)	$223
Equity method results	4	(49)	53	(8)	(102)	94
Gain/(loss) on investments, net	(245)	(223)	(22)	(613)	251	(864)
Loss on extinguishment of debt	(34)	(183)	149	(100)	(266)	166
Pension and related benefit	73	111	(38)	218	337	(119)
Miscellaneous, net	(44)	(15)	(29)	(103)	(36)	(67)
Total non-operating expense, net	$(494)	$(673)	$179	$(1,397)	$(830)	$(567)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year periods as a result of our debt reduction initiatives since the December 2020 quarter. During 2021, we made payments of approximately $5.8 billion related to our debt and finance leases, which included approximately $3.8 billion for early repayments. We have continued to pay down our debt during the nine months ended September 30, 2022 with $4.2 billion of payments on debt and finance lease obligations, including $1.5 billion of certain notes through a cash tender offer in the September 2022 quarter and $839 million for the early repurchase of various secured and unsecured notes through repurchases on the open market. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the December 2022 quarter and beyond.

Equity method results. Equity method results in 2022 consist of our share of Aeroméxico's net results and in 2021 reflected our share of Virgin Atlantic's net losses. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity method investments.

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

Pension and related benefit. Pension and related benefit reflects the net periodic benefit/(cost) of our pension and other postretirement and postemployment benefit plans. Based on our funded status as of December 31, 2021, we have modified the strategic asset allocation mix to reduce the investment risk of the portfolio. As a result of the lower risk profile of the portfolio, the weighted average expected long-term rate of return on our defined benefit pension plan assets for 2022 net periodic benefit cost is 7.0%.

Miscellaneous, net. Miscellaneous, net primarily includes foreign exchange gains/(losses) and charitable contributions.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 29

Item 2. MD&A - Income Taxes
Income Taxes

We project that our annual effective tax rate for 2022 will be between 28% and 30%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

The Inflation Reduction Act ("IRA") was enacted into law on August 16, 2022. Included in the IRA was a provision to implement a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion. This provision is effective for tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material impact on our reported results, cash flows or financial position when it becomes effective.

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

During the three and nine months ended September 30, 2022, the refinery operated at near pre-pandemic production levels and a summary of the refinery results is shown below.

Refinery segment financial information
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2022	2021		2022	2021
Exchange products	$834	$629	$205	$2,623	$1,667	$956
Sales of refined products	127	12	115	250	29	221
Sales to airline segment	504	183	321	1,557	292	1,265
Third party refinery sales	1,134	872	262	3,835	2,189	1,646
Operating revenue	$2,599	$1,696	$903	$8,265	$4,177	$4,088

Operating income/(loss)	$192	$97	$95	$515	$(186)	$701
Refinery segment impact on airline average price per fuel gallon	$(0.21)	$(0.12)	$(0.09)	$(0.20)	$0.09	$(0.29)

Refinery revenues increased compared to the three and nine months ended September 30, 2021 due primarily to higher pricing and production. The refinery generated higher operating income in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, which was driven by the revenue and production increases described in the Results of Operations section above, and partially offset by higher crude oil acquisition costs and increased expense associated with the higher levels of production.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase Renewable Identification Numbers ("RINs") from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices increased during much of 2022 and Monroe incurred $140 million and $448 million in RINs compliance costs during the three and nine months ended September 30, 2022, respectively, compared to $44 million and $453 million in the three and nine months ended September 30, 2021, respectively. The higher expense in the three months ended September 30, 2022 resulted from a larger increase in observable RINs prices during that period compared to the increase in the 2021 period.

At September 30, 2022, we had a net fair value obligation of $291 million related to RINs compliance costs. Our obligation as of September 30, 2022 was calculated using the Renewable Fuel Standard ("RFS") volume requirements, which were finalized in the June 2022 quarter. The compliance deadlines to retire our obligations for 2020 and 2021 are in the fourth quarter of 2022 and first quarter of 2023, respectively.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 30

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended September 30,						2022 vs. 2021 Increase (Decrease)		2022 vs. 2019 Increase (Decrease)
Consolidated(1)	2022		2021		2019
Revenue passenger miles (in millions) ("RPM")	54,786		43,057		66,862		27%		(18)%
Available seat miles (in millions) ("ASM")	63,007		54,083		75,742		17%		(17)%
Passenger mile yield	20.93	¢	16.70	¢	17.07	¢	25%		23%
Passenger revenue per available seat mile ("PRASM")	18.19	¢	13.30	¢	15.06	¢	37%		21%
Total revenue per available seat mile ("TRASM")	22.18	¢	16.93	¢	16.58	¢	31%		34%
TRASM, adjusted(2)	20.38	¢	15.31	¢	16.51	¢	33%		23%
Cost per available seat mile ("CASM")	19.87	¢	12.85	¢	13.85	¢	55%		43%
CASM-Ex(2)	12.43	¢	11.67	¢	10.15	¢	7%		22.5%
Passenger load factor	87%		80%		88%		7	pts	(1) pt
Fuel gallons consumed (in millions)	930		789		1,154		18%		(19)%
Average price per fuel gallon(3)	$3.57		$1.97		$1.94		81%		84%
Average price per fuel gallon, adjusted(2)(3)	$3.53		$1.94		$1.96		82%		80%

	Nine Months Ended September 30,						2022 vs. 2021 Increase (Decrease)		2022 vs. 2019 Increase (Decrease)
Consolidated(1)	2022		2021		2019
Revenue passenger miles (in millions) ("RPM")	145,004		94,290		181,652		54%		(20)%
Available seat miles (in millions) ("ASM")	173,720		142,730		209,911		22%		(17)%
Passenger mile yield	20.23	¢	16.20	¢	17.63	¢	25%		15%
Passenger revenue per available seat mile ("PRASM")	16.88	¢	10.70	¢	15.26	¢	58%		11%
Total revenue per available seat mile ("TRASM")	21.38	¢	14.31	¢	16.94	¢	49%		26%
TRASM, adjusted(2)	19.18	¢	12.78	¢	16.83	¢	50%		14%
Cost per available seat mile ("CASM")	20.12	¢	13.18	¢	14.46	¢	53%		39%
CASM-Ex(2)	12.78	¢	11.96	¢	10.66	¢	7%		20%
Passenger load factor	83%		66%		87%		17	pts	(4) pts
Fuel gallons consumed (in millions)	2,543		2,023		3,215		26%		(21)%
Average price per fuel gallon(3)	$3.39		$2.00		$2.03		70%		67%
Average price per fuel gallon, adjusted(2)(3)	$3.41		$1.99		$2.02		71%		69%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity, refinery segment results and carbon offset costs.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 31

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at September 30, 2022 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments(1)
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	2.8
A220-300	12	—	—	12	1.5	50	38
A319-100	57	—	—	57	20.6
A320-200	61	—	—	61	27.1
A321-200	69	22	36	127	3.8
A321-200neo	8	—	—	8	0.3	147	70
A330-200	11	—	—	11	17.5
A330-300	28	—	3	31	13.7
A330-900neo	10	3	5	18	1.6	20
A350-900	15	—	11	26	4.2	18
B-717-200	10	50	4	64	21.3
B-737-800	73	4	—	77	21.1
B-737-900ER	109	2	49	160	6.7	3
B-737-10	—	—	—	—	—	100	30
B-757-200	100	—	—	100	25.2
B-757-300	16	—	—	16	19.6
B-767-300ER	45	—	—	45	26.6
B-767-400ER	21	—	—	21	21.8
Total	686	85	108	879	14.5	338	138
(1)Includes both active and temporarily parked aircraft. Excludes certain aircraft we own or lease or that are operated by regional carriers on our behalf shown in the table below.

The table below summarizes the aircraft operated by regional carriers on our behalf at September 30, 2022.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	30	18	123	—	—	171
SkyWest Airlines, Inc.	9	6	44	—	76	135
Republic Airways, Inc.	—	—	—	11	46	57
Total	39	24	167	11	122	363
(1)Includes both active and temporarily parked aircraft.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 32

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of September 30, 2022, we had $11.2 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Sources and Uses of Liquidity
Operating Activities

We generated cash flows from operations of $5.2 billion and $2.7 billion in the nine months ended September 30, 2022 and 2021, respectively. We expect to continue generating positive cash flows from operations during the December 2022 quarter.

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

From the onset of the COVID-19 pandemic in the March 2020 quarter through 2021, reduced demand for air travel resulted in a lower level of advance bookings and the associated cash received than we had historically experienced, which had been impacting the typical seasonal trend of air traffic liability. However, demand has improved during 2022 as consumers have regained confidence to travel and increased ticket purchases for travel further in advance. Air traffic liability decreased during the September 2022 quarter, as is typical with our usual seasonal trend. Our air traffic liability remains above historical levels with no material change to the travel credit balance compared to December 31, 2021.

Fuel. Fuel expense represented approximately 25% and 22% of our total operating expense for the nine months ended September 30, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The average fuel price per gallon increased substantially during the nine months ended September 30, 2022. We expect elevated jet fuel prices in comparison to historical levels to continue during the December 2022 quarter due to current market conditions, further exacerbated by geopolitical events. Fuel consumption was also higher during the nine months ended September 30, 2022 compared to the prior year period due to the increase in capacity. We expect that fuel consumption will continue to increase during the December 2022 quarter, compared to 2021, as we return closer to pre-pandemic levels of capacity, partially offset by increases in fuel efficiency of our fleet.

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

Delta Air Lines, Inc. September 2022 Form 10-Q                                 33

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the nine months ended September 30, 2022, we redeemed a net of $2.0 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $4.2 billion and $2.0 billion for the nine months ended September 30, 2022 and 2021, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the New York-LaGuardia airport project discussed below, our expected 2022 capital spend of approximately $5.7 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements and may vary depending on financing decisions.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility. Completion is expected by 2025. In June 2022, we achieved a significant milestone by opening the 455,000 square foot headhouse, the terminal roadways and Concourse E - the second of four new concourses to be built. Additionally, in early October, we opened four of 12 planned new gates on Concourse F. Construction is approximately 75% complete and will continue to be phased to support airline operations while minimizing customer inconvenience.

We currently expect our net project costs to be approximately $3.5 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $670 million on this project during 2022, of which $534 million was incurred in the nine months ended September 30, 2022.

Los Angeles International Airport ("LAX"). The City of Los Angeles (the "City") owns and operates LAX and we have an ongoing terminal redevelopment project at LAX to modernize, update and provide post-security connection to Terminals 2 and 3. In April 2022, we reached the next major phasing milestone of the project with the opening of a new consolidated headhouse for both terminals, which includes ticketing, security, baggage claim and a new Delta Sky Club lounge. In May, we opened the Terminal 3 concourse with the initial three of 14 planned new gates. Additionally, in early October, we opened the Terminal 3 satellite with eight planned new gates for a total of 11 of 14 planned new gates now open in Terminal 3. Construction is expected to be completed in 2023 with a cost of approximately $2.3 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. The revolving credit facility agreement was amended in January 2022, increasing the revolver capacity from $800 million to $1.1 billion. In September 2022, the revolving credit facility agreement capacity was reduced to $800 million. Loans made under the credit facility are being repaid with the proceeds from the City's purchase of completed project assets.

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2022, we had cash outflows of $4.2 billion related to repayments of our debt and finance lease obligations, including $1.5 billion of certain notes through a cash tender offer in the September 2022 quarter and $839 million for the early repurchase of various secured and unsecured notes through repurchases on the open market. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, during the December 2022 quarter and beyond.

The principal amount of our debt and finance leases was $23.4 billion at September 30, 2022.

Undrawn Lines of Credit

As of September 30, 2022, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $300 million outstanding letters of credit as of September 30, 2022 that did not affect the availability of our revolving credit facilities.

Delta Air Lines, Inc. September 2022 Form 10-Q                                 34

Item 2. MD&A - Financial Condition and Liquidity
Covenants

We were in compliance with the covenants in our debt agreements at September 30, 2022.

Critical Accounting Estimates

Except as set forth below, for information regarding our Critical Accounting Estimates, see the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Goodwill and Indefinite-Lived Intangible Assets

Identifiable Intangible Assets. In the September 2022 quarter, final regulatory approval was granted for our trans-American joint venture agreement with LATAM. This agreement will combine our highly complementary route networks between North and South America, with the goal of providing customers with a seamless travel experience and industry-leading connectivity. Approval was granted for a 10-year period with a subsequent reassessment and extension process. This agreement supports our strategic partnership with LATAM and the value of our $1.2 billion alliance-related indefinite-lived intangible asset. We believe the LATAM joint venture agreement will generate growth opportunities, building upon Delta's and LATAM's global footprint and joint ventures.

We have classified our intangible asset as indefinite-lived as we expect to indefinitely receive the economic benefits from the relationship, similar to other joint venture arrangements between U.S. and foreign carriers that have been cleared by competition authorities in relevant foreign jurisdictions and granted antitrust immunity from the U.S. Department of Transportation ("DOT"). Antitrust immunity grants are generally subject to reporting requirements and periodic reassessment processes administered by the DOT. We have determined that there are currently no material legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our LATAM alliance-related intangible asset.

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

Recent Accounting Standards

Fair Value of Equity Investments. In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024. Upon adoption, we do not believe it will have a material impact on the valuation of our equity investments; however, we may be required to include additional disclosures to the extent we have material equity investments subject to contractual sale restrictions.

Supplier Finance Program Obligations. In September 2022, the FASB issued ASU No. 2022-04, "Liabilities—Supplier Finance Programs (Subtopic 405-50)." This standard requires disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU becomes effective January 1, 2023, except for the rollforward requirement, which becomes effective January 1, 2024. Upon adoption, we may be required to include additional disclosures to the extent we have material supplier finance program obligations.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 35

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

Included below are reconciliations of non-GAAP measures used within this Form 10-Q to the most directly comparable GAAP financial measures. Reconciliations below may not calculate exactly due to rounding. These reconciliations include certain adjustments to GAAP measures that are directly related to the impact of COVID-19 and our response. These adjustments are made to provide comparability between the reported periods, if applicable, as indicated below:

•Restructuring charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. In the September 2022 quarter, we recognized $1 million of net adjustments to certain of those restructuring charges, representing changes in our estimates, compared to $33 million of net adjustments in the September 2021 quarter.

•Government grant recognition. We recognized $1.8 billion and $4.5 billion of the grant proceeds from the payroll support program extensions as contra-expense during the September 2021 quarter and nine months ended September 2021, respectively. We recognized the grant proceeds as contra-expense based on the periods that the funds were intended to compensate and have fully used all proceeds from the payroll support program extensions.

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

Operating expense, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2022	2021	2019
Operating expense	$12,519	$6,949	$10,489
Adjusted for:
Restructuring charges	(1)	(33)	—
Government grant recognition	—	1,822	—
MTM adjustments and settlements on hedges	(36)	(19)	25
Third-party refinery sales	(1,134)	(872)	(6)
Delta Private Jets adjustment	—	—	(49)
Operating expense, adjusted	$11,348	$7,846	$10,460

Delta Air Lines, Inc. September 2022 Form 10-Q                                 36

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
				Average Price Per Gallon
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions, except per gallon data)	2022	2021	2019	2022	2021	2019
Total fuel expense	$3,318	$1,552	$2,239	$3.57	$1.97	$1.94
Adjusted for:
MTM adjustments and settlements on hedges	(36)	(19)	25	(0.04)	(0.02)	0.02
Delta Private Jets adjustment	—	—	(7)	—	—	(0.01)
Total fuel expense, adjusted	$3,282	$1,533	$2,257	$3.53	$1.94	$1.96

				Average Price Per Gallon
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per gallon data)	2022	2021	2019	2022	2021	2019
Total fuel expense	$8,633	$4,056	$6,508	$3.39	$2.00	$2.03
Adjusted for:
MTM adjustments and settlements on hedges	41	(20)	8	0.02	(0.01)	—
Delta Private Jets adjustment	—	—	(22)	—	—	(0.01)
Total fuel expense, adjusted	$8,674	$4,037	$6,494	$3.41	$1.99	$2.02

TRASM, adjusted reconciliation
	Three Months Ended September 30,						Nine Months Ended September 30,
	2022		2021		2019		2022		2021		2019
TRASM (cents)	22.18	¢	16.93	¢	16.58	¢	21.38	¢	14.31	¢	16.94	¢
Adjusted for:
Third-party refinery sales	(1.80)		(1.61)		(0.01)		(2.20)		(1.53)		(0.05)
Delta Private Jets adjustment	—		—		(0.06)		—		—		(0.07)
TRASM, adjusted	20.38	¢	15.31	¢	16.51	¢	19.18	¢	12.78	¢	16.83	¢

CASM-Ex reconciliation
	Three Months Ended September 30,						Nine Months Ended September 30,
	2022		2021		2019		2022		2021		2019
CASM (cents)	19.87	¢	12.85	¢	13.85	¢	20.12	¢	13.18	¢	14.46	¢
Adjusted for:
Restructuring charges	—		(0.06)		—		—		—		—
Government grant recognition	—		3.37		—		—		3.16		—
Aircraft fuel and related taxes	(5.26)		(2.87)		(2.96)		(4.97)		(2.84)		(3.10)
Third-party refinery sales	(1.80)		(1.61)		(0.01)		(2.20)		(1.53)		(0.05)
Profit sharing	(0.38)		—		(0.68)		(0.17)		—		(0.60)
Delta Private Jets adjustment	—		—		(0.05)		—		—		(0.06)
CASM-Ex	12.43	¢	11.67	¢	10.15	¢	12.78	¢	11.96	¢	10.66	¢

Delta Air Lines, Inc. September 2022 Form 10-Q                                 37

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2022 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2022 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the September 2022 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 2022	20,165	$30.92	20,165	$—
August 2022	1,564	$33.28	1,564	$—
September 2022	6,641	$29.27	6,641	$—
Total	28,370		28,370

Delta Air Lines, Inc. September 2022 Form 10-Q                                 38

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on February 8, 2019).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.1    Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft.**
15    Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
**    Portions of this exhibit have been omitted as confidential information.
Delta Air Lines, Inc. September 2022 Form 10-Q                                 39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
October 13, 2022

Delta Air Lines, Inc. September 2022 Form 10-Q                                 40