Form 10-Q
period 2023-03-31
DELTA AIR LINES, INC.
filed 2023-04-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2023:
Common Stock, $0.0001 par value - 642,716,623 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2023, the related condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and consolidated statements of stockholders' equity for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive income/(loss), cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 10, 2023, we expressed an unqualified audit opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 13, 2023

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$3,215	$3,266
Short-term investments	3,396	3,268
Accounts receivable, net of allowance for uncollectible accounts of $24 and $23	3,224	3,176
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $134 and $136	1,379	1,424
Prepaid expenses and other	2,187	1,877
Total current assets	13,401	13,011

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $20,881 and $20,370	33,249	33,109
Operating lease right-of-use assets	7,067	7,036
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $904 and $902	5,990	5,992
Equity investments	2,249	2,128
Deferred income taxes, net	432	325
Other noncurrent assets	993	934
Total noncurrent assets	59,733	59,277
Total assets	$73,134	$72,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,136	$2,359
Current maturities of operating leases	724	714
Air traffic liability	11,187	8,160
Accounts payable	4,754	5,106
Accrued salaries and related benefits	2,828	3,288
Loyalty program deferred revenue	3,685	3,434
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,003	1,779
Total current liabilities	28,417	25,940

Noncurrent Liabilities:
Debt and finance leases	19,823	20,671
Pension, postretirement and related benefits	3,730	3,707
Loyalty program deferred revenue	4,413	4,448
Noncurrent operating leases	6,877	6,866
Other noncurrent liabilities	3,614	4,074
Total noncurrent liabilities	38,457	39,766

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 653,855,351 and 651,800,786 shares issued	—	—
Additional paid-in capital	11,544	11,526
Retained earnings	807	1,170
Accumulated other comprehensive loss	(5,754)	(5,801)
Treasury stock, at cost, 11,138,728 and 10,535,033 shares	(337)	(313)
Total stockholders' equity	6,260	6,582
Total liabilities and stockholders' equity	$73,134	$72,288
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Operating Revenue:
Passenger	$10,411	$6,907
Cargo	209	289
Other	2,139	2,152
Total operating revenue	12,759	9,348

Operating Expense:
Salaries and related costs	3,386	2,826
Aircraft fuel and related taxes	2,676	2,092
Ancillary businesses and refinery	1,125	1,382
Contracted services	1,010	753
Pilot agreement and related expenses	864	—
Aircraft maintenance materials and outside repairs	585	465
Landing fees and other rents	584	504
Depreciation and amortization	564	506
Regional carrier expense	559	491
Passenger commissions and other selling expenses	500	312
Passenger service	416	275
Aircraft rent	132	122
Profit sharing	72	—
Other	563	403
Total operating expense	13,036	10,131

Operating Loss	(277)	(783)

Non-Operating Expense:
Interest expense, net	(227)	(274)
Gain/(loss) on investments, net	122	(147)
Loss on extinguishment of debt	(22)	(25)
Pension and related (expense)/benefit	(61)	73
Miscellaneous, net	(41)	(44)
Total non-operating expense, net	(229)	(417)

Loss Before Income Taxes	(506)	(1,200)

Income Tax Benefit	143	260

Net Loss	$(363)	$(940)

Basic Loss Per Share	$(0.57)	$(1.48)
Diluted Loss Per Share	$(0.57)	$(1.48)

Comprehensive Loss	$(316)	$(881)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net Cash Provided by Operating Activities	$2,235	$1,771

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(630)	(1,276)
Ground property and equipment, including technology	(370)	(490)
Purchase of short-term investments	(999)	(226)
Redemption of short-term investments	897	1,346
Purchase of equity investments	—	(100)
Other, net	2	(3)
Net cash used in investing activities	(1,100)	(749)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(1,166)	(1,443)
Other, net	(13)	(13)
Net cash used in financing activities	(1,179)	(1,456)

Net Decrease in Cash, Cash Equivalents and Restricted Cash Equivalents	(44)	(434)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,473	8,569
Cash, cash equivalents and restricted cash equivalents at end of period	$3,429	$8,135

Non-Cash Transactions:
Flight and ground equipment acquired under finance leases	$25	$33
Right-of-use assets acquired under operating leases	208	359
Operating leases converted to finance leases	30	9
Equity investments and other financings	—	330

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2023	2022
Current assets:
Cash and cash equivalents	$3,215	$7,705
Restricted cash included in prepaid expenses and other	160	170
Noncurrent assets:
Restricted cash included in other noncurrent assets	54	260
Total cash, cash equivalents and restricted cash equivalents	$3,429	$8,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2022	652	$—	$11,526	$1,170	$(5,801)	11	$(313)	$6,582
Net loss	—	—	—	(363)	—	—	—	(363)
Other comprehensive income	—	—	—	—	47	—	—	47
Common stock issued for employee equity awards(1)	2	—	18	—	—	—	(24)	(6)
Balance at March 31, 2023	654	$—	$11,544	$807	$(5,754)	11	$(337)	$6,260
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.73 in the March 2023 quarter.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2021	650	$—	$11,447	$(148)	$(7,130)	10	$(282)	$3,887
Net loss	—	—	—	(940)	—	—	—	(940)
Other comprehensive income	—	—	—	—	59	—	—	59
Common stock issued for employee equity awards(1)	2	—	15	—	—	1	(30)	(15)
Balance at March 31, 2022	652	$—	$11,462	$(1,088)	$(7,071)	11	$(312)	$2,991
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $41.00 in the March 2022 quarter.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 6

Notes to the Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2022.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2023 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended March 31,
(in millions)	2023	2022
Ticket	$9,239	$5,986
Loyalty travel awards	743	543
Travel-related services	429	378
Total passenger revenue	$10,411	$6,907

Ticket

We recognized approximately $3.9 billion and $2.2 billion in passenger revenue during the three months ended March 31, 2023 and 2022, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

As of March 31, 2023, our air traffic liability was recorded as a current liability. As of December 31, 2022, our air traffic liability was $8.3 billion, of which $100 million was included in other noncurrent liabilities on our Consolidated Balance Sheet ("balance sheet").

Loyalty Travel Awards

Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Loyalty travel awards revenue is related to the redemption of miles for air travel. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2023 and 2022, total cash sales from marketing agreements related to our loyalty program were $1.7 billion and $1.2 billion, respectively, which are allocated to travel and other performance obligations.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 7

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

Loyalty program activity
(in millions)	2023	2022
Balance at January 1	$7,882	$7,559
Miles earned	999	658
Miles redeemed for air travel	(743)	(543)
Miles redeemed for non-air travel and other	(40)	(30)
Balance at March 31	$8,098	$7,644

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, on-board sales and administrative fees.

Other Revenue

	Three Months Ended March 31,
(in millions)	2023	2022
Refinery	$916	$1,187
Loyalty program	726	571
Ancillary businesses	231	209
Miscellaneous	266	185
Total other revenue	$2,139	$2,152

Refinery. This represents refinery sales to third parties. See Note 9, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty Program. Loyalty program revenue relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly derived from the total cash sales from marketing agreements, discussed above.

Ancillary Businesses. Ancillary businesses revenue represents revenues from aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. Miscellaneous is primarily composed of revenues related to Delta Sky Club lounge access, including access provided to certain American Express cardholders, and codeshare agreements.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 8

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic	$7,594	$5,563
Atlantic	1,244	539
Latin America	1,132	680
Pacific	441	125
Total	$10,411	$6,907

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended March 31,
(in millions)	2023	2022
Domestic	$9,396	$7,549
Atlantic	1,548	776
Latin America	1,280	811
Pacific	535	212
Total	$12,759	$9,348

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2023	Level 1	Level 2	Level 3
Cash equivalents	$2,231	$2,231	$—	$—
Restricted cash equivalents	213	213	—	—
Short-term investments
U.S. Government securities	1,501	162	1,339	—
Corporate obligations	1,756	—	1,756	—
Asset-backed securities	37	—	37	—
Other fixed income securities	102	—	102	—
Long-term investments	1,572	1,424	38	110
Fuel hedge contracts	(6)	—	(6)	—
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 9

Notes to the Consolidated Financial Statements

(in millions)	December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents	$2,021	$2,021	$—	$—
Restricted cash equivalents	206	206	—	—
Short-term investments
U.S. Government securities	1,587	122	1,465	—
Corporate obligations	1,614	—	1,614	—
Other fixed income securities	67	—	67	—
Long-term investments	1,450	1,305	38	107
Fuel hedge contracts	(47)	—	(47)	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to certain self-insurance obligations and airport commitments as well as proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our balance sheet. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

As of March 31, 2023, the estimated fair value of our short-term investments was $3.4 billion. Of these investments, $3.0 billion are expected to mature in one year or less, with the remainder maturing in the second quarter of 2024. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). Our fuel hedge portfolio may consist of a combination of options, swaps or futures contracts, most of which have a duration of less than three months. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized gains of $31 million and losses of $240 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Loss ("income statement") for the three months ended March 31, 2023 and 2022, respectively. The gains recognized during the three months ended March 31, 2023 were composed of $41 million of mark-to-market gains and $10 million of settlements on contracts. The losses recognized during the March 2022 quarter were composed of $244 million of settlements on contracts and $4 million of mark-to-market gains. Expense from the settlement of closed contracts is offset by higher operating profits at Monroe from higher pricing. See Note 9, "Segments," for further information on our Monroe refinery segment.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 10

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Air France-KLM	Fair Value	3%	3%	$135	$97
China Eastern	Fair Value	2%	2%	184	189
CLEAR	Fair Value	5%	5%	217	227
Grupo Aeroméxico	Equity Method(1)	20%	20%	410	412
Hanjin KAL	Fair Value(2)	15%	15%	351	296
LATAM	Fair Value	10%	10%	455	403
Unifi Aviation	Equity Method(3)	49%	49%	164	165
Wheels Up	Fair Value(4)	21%	21%	33	54
Other investments	Various			300	285
Equity investments				$2,249	$2,128
(1)Results are included in miscellaneous, net in our income statement under non-operating expense.
(2)At March 31, 2023, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(4)We elected to account for our investment under the fair value option.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			March 31,	December 31,
(in millions)	Dates			March 31, 2023			2023	2022
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2023	to	2029	2.90%	to	7.38%	2,997	2,997
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	5,007	5,144
SkyMiles Term Loan(1)(2)	2023	to	2027	8.56%			2,478	2,820
NYTDC Special Facilities Revenue Bonds(1)	2024	to	2045	4.00%	to	5.00%	2,778	2,838
Financing arrangements secured by aircraft:
Certificates(1)	2023	to	2028	2.00%	to	8.00%	1,790	1,802
Notes(1)(2)	2023	to	2033	6.11%	to	7.22%	553	813
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			1,274	1,542
2018 Revolving Credit Facility(2)	2024	to	2025	Undrawn			—	—
Other financings(1)(2)	2023	to	2030	2.51%	to	5.00%	67	67
Other revolving credit facilities(2)	2023			Undrawn			—	—
Total secured and unsecured debt							$20,440	$21,519
Unamortized (discount)/premium and debt issue cost, net and other							(120)	(138)
Total debt							$20,320	$21,381
Less: current maturities							(1,830)	(2,055)
Total long-term debt							$18,490	$19,326
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to LIBOR (generally subject to a floor), Secured Overnight Financing Rate ("SOFR") or another index rate plus a specified margin.

Availability Under Revolving Credit Facilities

As of March 31, 2023, we had approximately $2.9 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of March 31, 2023 that did not affect the availability of our revolving credit facilities.

Early Settlement of Outstanding Notes

In the March 2023 quarter, we repurchased a principal amount of $468 million of various secured notes and a portion of the SkyMiles Term Loan on the open market and made early principal repayments of $227 million on various notes secured by aircraft. These payments resulted in a $22 million loss on extinguishment of debt recorded in non-operating expense in our income statement.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 12

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

Fair value of outstanding debt
(in millions)	March 31, 2023	December 31, 2022
Net carrying amount	$20,320	$21,381
Fair value	$19,900	$20,700

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at March 31, 2023.

NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic cost (benefit)
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2023	2022	2023	2022
Three Months Ended March 31,
Service cost	$—	$—	$18	$18
Interest cost	213	153	50	32
Expected return on plan assets	(264)	(330)	—	(4)
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	60	64	3	13
Net periodic cost (benefit)	$9	$(113)	$70	$58

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within pension and related (expense)/benefit under non-operating expense.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 13

Notes to the Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $18.7 billion at March 31, 2023.

Aircraft purchase commitments(1)
(in millions)	Total
Nine months ending December 31, 2023	$2,360
2024	4,460
2025	4,290
2026	3,830
2027	2,580
Thereafter	1,200
Total	$18,720
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and may be subject to change based on modifications to those agreements or changes in delivery schedules.

Our future aircraft purchase commitments included the following aircraft at March 31, 2023:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	59
A321-200neo	130
A330-900neo	17
A350-900	16
B-737-10	100
Total	322

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

Employees Under Collective Bargaining Agreements

In March 2023, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million. These items are recorded within pilot agreement and related expenses in our income statement.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Reclassifications into earnings(1)	62	—	(15)	47
Balance at March 31, 2023	$(6,562)	$41	$767	$(5,754)

Balance at January 1, 2022	$(8,355)	$41	$1,184	$(7,130)
Reclassifications into earnings(1)	77	—	(18)	59
Balance at March 31, 2022	$(8,278)	$41	$1,166	$(7,071)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in pension and related (expense)/benefit in non-operating expense in our income statement.

NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and from jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three months ended March 31, 2023 and 2022 was $714 million and $809 million, respectively.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 15

Notes to the Consolidated Financial Statements
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2023
Operating revenue:	$11,843	$2,352				$12,759
Sales to airline segment				$(596)	(1)
Exchanged products				(714)	(2)
Sales of refined products				(126)
Operating (loss)/income	(499)	222	(3)	—		(277)
Interest expense, net	227	4		(4)		227
Depreciation and amortization	564	23		(23)	(3)	564
Total assets, end of period	70,183	3,005		(54)		73,134
Net fair value obligations, end of period	—	(38)		—		(38)
Capital expenditures	971	29		—		1,000

Three Months Ended March 31, 2022
Operating revenue:	$8,161	$2,313				$9,348
Sales to airline segment				$(291)	(1)
Exchanged products				(809)	(2)
Sales of refined products				(26)
Operating (loss)/income	(836)	53	(3)	—		(783)
Interest expense, net	274	2		(2)		274
Depreciation and amortization	506	23		(23)	(3)	506
Total assets, end of period	71,392	2,382		(26)		73,748
Net fair value obligations, end of period	—	(430)		—		(430)
Capital expenditures	1,749	17		—		1,766
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

Fair Value Obligations

The net fair value obligations presented in the table above are related to renewable fuel compliance costs and presented net of any related assets or fixed price purchase agreements. Their value is based on quoted market prices and other observable information and are therefore classified as Level 2 in the fair value hierarchy. Our obligation as of March 31, 2023 was calculated using the U.S. Environmental Protection Agency's ("EPA") Renewable Fuel Standard ("RFS") volume requirements, which were finalized in 2022 for 2021 and 2022 obligations, and proposed in 2022 for 2023 obligations. In March 2023, we settled a portion of our 2021 RINs obligation with the EPA. We expect to settle the remaining 2021 and our entire 2022 RINs obligation by the 2022 compliance deadline, which the EPA has not yet finalized.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 16

Notes to the Consolidated Financial Statements
NOTE 10. LOSS PER SHARE

We calculate basic loss per share and diluted loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted shares. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted loss per share:

Basic and diluted loss per share
	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Net loss	$(363)	$(940)

Basic weighted average shares outstanding	639	637
Dilutive effect of share-based instruments	—	—
Diluted weighted average shares outstanding	639	637

Basic loss per share	$(0.57)	$(1.48)
Diluted loss per share	$(0.57)	$(1.48)
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 17

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes included in our 2022 Form 10-K.

March 2023 Quarter Financial Overview

Given the impact of the COVID-19 pandemic during the March 2022 quarter, comparisons discussed below are not indicative of expected full year-over-year results. Compared to the March 2019 quarter, total revenue increased $2.3 billion, or 22%, and total operating expense increased $3.6 billion, or 38%, with 2% lower capacity. We are planning for our full year 2023 system capacity to be close to 2019 capacity levels.

Our operating loss for the March 2023 quarter was $277 million, representing a $506 million improvement compared to the March 2022 quarter primarily resulting from increased revenue from continued improvement in demand and higher capacity. Operating expenses also increased primarily due to the pilot agreement and related expenses, higher fuel expense and higher salaries and related costs. Operating income, adjusted (a non-GAAP financial measure) was $546 million, an increase of $1.3 billion compared to the corresponding prior year quarter. Adjustments are primarily related to the pilot agreement and related expenses and unrealized gains and losses on our equity investments.

Revenue. Compared to the March 2022 quarter, our operating revenue increased $3.4 billion, or 36%, due primarily to increased travel demand and higher yield, as well as a capacity increase of 18%.

Operating Expense. Total operating expense in the March 2023 quarter increased $2.9 billion, or 29%, compared to the March 2022 quarter, primarily resulting from the pilot agreement and related expenses, higher fuel costs, due to both an increase in fuel price and increased capacity, and higher salaries and related costs from pay rate increases and increased headcount. Total operating expense, adjusted (a non-GAAP financial measure) in the March 2023 quarter increased $2.3 billion, or 26%, compared to the March 2022 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties and the pilot agreement and related expenses.

Our total operating cost per available seat mile ("CASM") increased 9% compared to the March 2022 quarter, primarily due to the higher costs discussed above, partially offset by an 18% increase in capacity. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 4.7%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") as of March 31, 2023 was $9.5 billion. During the March 2023 quarter, operating activities generated $2.2 billion.

Additionally, total cash sales to American Express were $1.7 billion in the March 2023 quarter, an increase of approximately 38% compared to the March 2022 quarter.

During the quarter, investing activities were a net of $1.1 billion, primarily for capital expenditures and net purchases of short-term investments. These operating and investing activities generated $1.9 billion of free cash flow (a non-GAAP financial measure) in the March 2023 quarter. Also, during the March 2023 quarter we had cash outflows of approximately $1.2 billion related to repayments of our debt and finance leases.

The non-GAAP financial measure referenced above for operating income, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 18

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended March 31, 2023 and 2022

Operating Revenue

	Three Months Ended March 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2023		2022
Ticket - Main cabin	$5,223		$3,448		$1,775		51%
Ticket - Premium products	4,016		2,538		1,478		58%
Loyalty travel awards	743		543		200		37%
Travel-related services	429		378		51		13%
Total passenger revenue	$10,411		$6,907		$3,504		51%
Cargo	209		289		(80)		(28)%
Other	2,139		2,152		(13)		(1)%
Total operating revenue	$12,759		$9,348		$3,411		36%

TRASM (cents)	20.80	¢	18.04	¢	2.76	¢	15%
Third-party refinery sales	(1.49)		(2.29)		0.80		(35)%
TRASM, adjusted(2)	19.30	¢	15.75	¢	3.55	¢	23%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the March 2022 quarter, our operating revenue increased $3.4 billion, or 36%, due to the continued recovery in demand from the COVID-19 pandemic. The increase in operating revenue, on an 18% increase in capacity, resulted in a 15% increase in total revenue per available seat mile ("TRASM") and a 23% increase in TRASM, adjusted compared to the March 2022 quarter. The growth in passenger revenue was due to increased demand, with yield growth in premium products outpacing main cabin, in addition to the increased capacity.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2022
(in millions)	Three Months Ended March 31, 2023	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$7,594	37%	13%	7%	21%	27%	4	pts
Atlantic	1,244	131%	93%	67%	20%	38%	10	pts
Latin America	1,132	66%	26%	11%	33%	50%	10	pts
Pacific	441	253%	335%	97%	(19)%	79%	41	pts
Total	$10,411	51%	28%	18%	17%	27%	6	pts

Domestic

Domestic passenger unit revenue ("PRASM") increased in the March 2023 quarter compared to the March 2022 quarter as a result of higher demand, as well as increased yield, during the March 2023 quarter. Domestic capacity increased seven percent compared to the March 2022 quarter and was fully recovered to pre-pandemic levels.

International

International passenger revenue for the March 2023 quarter increased compared to the March 2022 quarter in each geographic region.

In June 2022, the United States lifted its testing requirement for international travel, which has had a positive impact on international demand. In addition, other countries in our network have removed or eased travel restrictions, resulting in revenue improvement across all international regions.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 19

Item 2. MD&A - Results of Operations
In the Atlantic region, revenue and capacity surpassed pre-pandemic levels in the March 2023 quarter as consumers continue to show increased desire for trans-Atlantic travel. This has been led by demand for leisure destinations and improving business demand.

Latin America region revenue exceeded pre-pandemic levels during the March 2023 quarter, with capacity near pre-pandemic levels, due to continued strong demand for leisure destinations in Mexico, the Caribbean and Central America. We expect this trend to continue during the June 2023 quarter as demand for leisure destinations remains strong. We have also continued to implement our joint venture agreement with LATAM, announcing additional new routes between North and South America during the March 2023 quarter.

In the Pacific region, capacity and revenue in countries such as South Korea and Australia were fully recovered to pre-pandemic levels in the March 2023 quarter as travel restrictions were just beginning to ease in the March 2022 quarter. Additionally, China ended most of its pandemic-related travel restrictions in January 2023 and we expect to increase capacity to China based on demand during 2023.

Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Refinery	$916	$1,187	$(271)	(23)%
Loyalty program	726	571	155	27%
Ancillary businesses	231	209	22	11%
Miscellaneous	266	185	81	44%
Total other revenue	$2,139	$2,152	$(13)	(1)%

Refinery. Refinery sales to third parties decreased $271 million compared to the March 2022 quarter due to lower rates and volume. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue.

Loyalty Program. Loyalty program revenue relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased in the March 2023 quarter compared to the March 2022 quarter, due to continued strength in co-brand card spend and card acquisitions.

Miscellaneous. Miscellaneous is primarily composed of revenues related to Delta Sky Club lounge access, including access provided to certain American Express cardholders, and codeshare agreements. The volume of these transactions has increased compared to the March 2022 quarter due to the ongoing recovery of our business.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2023	2022
Salaries and related costs	$3,386	$2,826	$560	20%
Aircraft fuel and related taxes	2,676	2,092	584	28%
Ancillary businesses and refinery	1,125	1,382	(257)	(19)%
Contracted services	1,010	753	257	34%
Pilot agreement and related expenses	864	—	864	NM
Aircraft maintenance materials and outside repairs	585	465	120	26%
Landing fees and other rents	584	504	80	16%
Depreciation and amortization	564	506	58	11%
Regional carrier expense	559	491	68	14%
Passenger commissions and other selling expenses	500	312	188	60%
Passenger service	416	275	141	51%
Aircraft rent	132	122	10	8%
Profit sharing	72	—	72	NM
Other	563	403	160	40%
Total operating expense	$13,036	$10,131	$2,905	29%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Salaries and Related Costs. In March 2023, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. See the discussion below under pilot agreement and related expenses for additional information about the one-time impacts from this agreement.

Effective May 1, 2022, we implemented a 4% base pay increase for eligible employees. Additionally, we have approximately 13,000 more employees as of March 31, 2023 than at March 31, 2022 principally in flight operations, in-flight service, reservations and customer care, TechOps and airport customer service, in order to support our operations as demand and capacity return. Each of these items contributed to the increase in salaries and related costs during the March 2023 quarter compared to the March 2022 quarter.

In the March 2023 quarter, we announced a 5% base pay increase for eligible employees effective April 1, 2023.

Aircraft Fuel and Related Taxes. Fuel expense increased $584 million compared to the March 2022 quarter primarily due to a 15% increase in the market price of jet fuel and a 18% increase in consumption. We expect jet fuel prices to remain volatile throughout 2023.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Fuel purchase cost(1)	$2,939	$2,149	$790	$3.31	$2.87	$0.44
Fuel hedge impact	(41)	(4)	(37)	(0.05)	(0.01)	(0.04)
Refinery segment impact	(222)	(53)	(169)	(0.25)	(0.07)	(0.18)
Total fuel expense	$2,676	$2,092	$584	$3.01	$2.79	$0.22
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties decreased $271 million compared to the March 2022 quarter due to lower rates and volume.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Contracted Services. During the March 2023 quarter, demand and capacity increased compared to the March 2022 quarter due to the ongoing recovery of our operations. The continued restoration of our operations and associated higher volume-related expenses and inflationary pressures were the primary drivers for the increase in contracted services.

Pilot agreement and related expenses. In addition to the items in salaries and related costs above, the recently ratified pilot agreement also includes a provision for a one-time payment upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million.

Aircraft Maintenance Materials and Outside Repairs. Maintenance expense increased compared to the March 2022 quarter as we continued to restore our operations and to support our operational reliability.

Passenger Commissions and Other Selling Expenses. Compared to the March 2022 quarter, passenger revenue increased in the March 2023 quarter which was the primary reason for the increase in passenger commissions and other selling expenses.

Passenger Service. Passenger service expenses increased compared to the March 2022 quarter due to higher volume-related expenses associated with increased demand.

Profit Sharing. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual pre-tax profit and 20% of annual pre-tax profit above $2.5 billion, as defined by the terms of the program. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

Other. The increase in other is primarily due to higher volume-related expenses, such as travel and incidental costs, associated with increased demand.

Non-Operating Results

	Three Months Ended March 31,		Favorable (Unfavorable)
(in millions)	2023	2022
Interest expense, net	$(227)	$(274)	$47
Gain/(loss) on investments, net	122	(147)	269
Loss on extinguishment of debt	(22)	(25)	3
Pension and related (expense)/benefit	(61)	73	(134)
Miscellaneous, net	(41)	(44)	3
Total non-operating expense, net	$(229)	$(417)	$188

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year period as a result of increased interest income and our debt reduction initiatives. During 2022, we made payments of approximately $4.5 billion related to our debt and finance lease obligations, which included approximately $2.3 billion of early repayment activity. We have continued to pay down our debt during the three months ended March 31, 2023 with $1.2 billion of payments on debt and finance lease obligations, including $468 million of principal amounts for the early repurchase of various secured notes and a portion of the SkyMiles Term Loan on the open market and made early principal repayments of $227 million on various notes secured by aircraft. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

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

Pension and related (expense)/benefit. Pension and related (expense)/benefit reflects the net periodic (cost)/benefit of our pension and other postretirement and postemployment benefit plans. The unfavorable movement in pension and related (expense)/benefit is due to lower plan assets as of December 31, 2022, compared to December 31, 2021, primarily as a result of broad market declines in 2022.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 22

Item 2. MD&A - Income Taxes

Miscellaneous, net. Miscellaneous, net primarily includes foreign exchange gains/(losses), charitable contributions and our share of our equity method investments net results.

Income Taxes

We project our annual effective tax rate for 2023 will be between 23% and 26%. Our effective tax rate in 2023 may be impacted by mark-to-market adjustments on our equity investments which are considered capital assets for tax purposes. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates, changes in our mark-to-market equity investments and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

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

Refinery segment financial information
	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022
Exchange products	$714	$809	$(95)
Sales of refined products	126	26	100
Sales to airline segment	596	291	305
Third party refinery sales	916	1,187	(271)
Operating revenue	$2,352	$2,313	$39

Operating income	$222	$53	$169
Refinery segment impact on airline average price per fuel gallon	$(0.25)	$(0.07)	$(0.18)

The refinery generated higher operating income in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by increased sales volumes and higher realized margins on refined product sales.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase Renewable Identification Numbers ("RINs") from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices increased slightly during the March 2023 quarter and Monroe incurred $103 million in RINs compliance costs during the three months ended March 31, 2023 compared to $85 million in the three months ended March 31, 2022.

At March 31, 2023, we had a net fair value obligation of $38 million related to RINs compliance costs. Our obligation as of March 31, 2023 was calculated using the Renewable Fuel Standard ("RFS") volume requirements, which were finalized in 2022 for 2021 and 2022 obligations, and proposed in 2022 for 2023 obligations. In March 2023, we settled a portion of our 2021 RINs obligation with the EPA. We expect to settle the remaining 2021 and our entire 2022 RINs obligation by the 2022 compliance deadline, which the EPA has not yet finalized.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 23

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended March 31,				% Increase (Decrease)
Consolidated(1)	2023		2022
Revenue passenger miles (in millions) ("RPM")	49,687		38,700		28%
Available seat miles (in millions) ("ASM")	61,351		51,810		18%
Passenger mile yield	20.95	¢	17.85	¢	17%
Passenger revenue per available seat mile ("PRASM")	16.97	¢	13.33	¢	27%
Total revenue per available seat mile ("TRASM")	20.80	¢	18.04	¢	15%
TRASM, adjusted(2)	19.30	¢	15.75	¢	23%
Cost per available seat mile ("CASM")	21.25	¢	19.56	¢	9%
CASM-Ex(2)	13.86	¢	13.24	¢	5%
Passenger load factor	81%		75%		6	pts
Fuel gallons consumed (in millions)	888		751		18%
Average price per fuel gallon(3)	$3.01		$2.79		8%
Average price per fuel gallon, adjusted(2)(3)	$3.06		$2.79		10%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 24

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at March 31, 2023 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	3.3
A220-300	15	—	—	15	1.6	59	26
A319-100	57	—	—	57	21.1
A320-200	61	—	—	61	27.5
A321-200	63	22	42	127	4.3
A321-200neo	25	—	—	25	0.4	130	70
A330-200	11	—	—	11	18.0
A330-300	28	—	3	31	14.2
A330-900neo	13	3	5	21	1.8	17
A350-900	17	—	11	28	4.3	16
B-717-200	10	53	3	66	21.7
B-737-800	73	4	—	77	21.5
B-737-900ER	112	2	49	163	7.2
B-737-10	—	—	—	—	—	100	30
B-757-200	100	—	—	100	25.6
B-757-300	16	—	—	16	20.1
B-767-300ER	45	—	—	45	27.0
B-767-400ER	21	—	—	21	22.2
Total	708	88	113	909	14.6	322	126
(1)Includes both active and temporarily parked aircraft. Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The table below summarizes the aircraft operated by regional carriers on our behalf at March 31, 2023.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-200	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	11	18	123	—	—	152
SkyWest Airlines, Inc.	—	6	38	—	84	128
Republic Airways, Inc.	—	—	—	11	46	57
Total	11	24	161	11	130	337
(1)Includes both active and temporarily parked aircraft. We own 216 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 25

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of March 31, 2023, we had $9.5 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Sources and Uses of Liquidity
Operating Activities

We generated cash flows from operations of $2.2 billion and $1.8 billion in the three months ended March 31, 2023 and 2022, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2023.

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

Air traffic liability increased during the March 2023 quarter, as is typical with our usual seasonal trend. Additionally, we are seeing a shift in customers purchasing flights further in advance compared to historical patterns, enhancing the positive cash flow from advance ticket sales.

Fuel. Fuel expense represented approximately 21% of our total operating expense for the three months ended March 31, 2023 and 2022. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Although the average fuel price per gallon decreased during the three months ended March 31, 2023, fuel costs remain higher compared to historical levels. We expect jet fuel prices to remain volatile throughout 2023. Fuel consumption was also higher during the three months ended March 31, 2023 compared to the prior year period due to the increase in capacity. We expect that fuel consumption will continue to increase throughout 2023, as we plan for our full year system capacity to be close to 2019 capacity levels, partially offset by increases in fuel efficiency of our fleet.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the three months ended March 31, 2023, we accrued $72 million in profit sharing expense based on the year-to-date performance and current expectations for 2023 profit.

We paid $563 million in profit sharing in February 2023 related to our 2022 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Pilot Agreement Payment. In March 2023, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $1.7 billion in the March 2023 quarter, an increase of approximately 38% compared to the March 2022 quarter.

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 26

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the three months ended March 31, 2023, we purchased a net of $102 million in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $1.0 billion and $1.8 billion for the three months ended March 31, 2023 and 2022, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the New York-LaGuardia airport project discussed below, our expected 2023 capital spend of approximately $5.5 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements and may vary depending on financing decisions.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is ongoing and is being phased to limit passenger inconvenience. Due to an acceleration effort that commenced in 2020, completion is expected by 2025.

We currently expect our net project costs to be approximately $4.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements, we expect to spend approximately $500 million on this project during 2023, of which $109 million was incurred in the three months ended March 31, 2023.

Los Angeles International Airport ("LAX"). We have an ongoing terminal redevelopment project at LAX to modernize, update and provide post-security connection to Terminals 2 and 3. Construction is expected to be completed in 2023 with a total cost of approximately $2.4 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. We have guaranteed the obligations of the RAIC under the credit facility and the revolving credit facility agreement was most recently amended in January 2023, decreasing the revolver capacity to $700 million.

Financing Activities

Debt and Finance Leases. In the three months ended March 31, 2023, we had cash outflows of $1.2 billion related to repayments of our debt and finance lease obligations, including $468 million of principal amounts for the early repurchase of various secured notes and a portion of the SkyMiles Term Loan on the open market and made early principal repayments of $227 million on various notes secured by aircraft. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities. In the March 2023 quarter, both Fitch and S&P credit rating agencies upgraded outlooks for Delta to stable and positive, respectively.

The principal amount of our debt and finance leases was $22.1 billion at March 31, 2023.

Undrawn Lines of Credit

As of March 31, 2023, we had approximately $2.9 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of March 31, 2023 that did not affect the availability of our revolving credit facilities.

Covenants

We were in compliance with the covenants in our debt agreements at March 31, 2023.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 27

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

Included below are reconciliations of non-GAAP measures used within this Form 10-Q to the most directly comparable GAAP financial measures. Reconciliations below may not calculate exactly due to rounding. These reconciliations include certain adjustments to GAAP measures to provide comparability between the reported periods, if applicable, and for the reasons indicated below:

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

•One-time pilot agreement expenses. In March 2023, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million. Adjusting for these expenses allows investors to better understand and analyze our core cost performance.

•Restructuring charges. During 2020, we recorded restructuring charges for items such as fleet impairments and voluntary early retirement and separation programs following strategic business decisions in response to the COVID-19 pandemic. During 2022, we recognized adjustments to certain of those restructuring charges, representing changes in our estimates.

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

Operating income/(loss), adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2023	2022
Operating loss	$(277)	$(783)
Adjusted for:
MTM adjustments and settlements on hedges	(41)	(4)
One-time pilot agreement expenses	864	—
Restructuring charges	—	(5)
Operating income/(loss), adjusted	$546	$(793)

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 28

Item 2. MD&A - Supplemental Information

Operating expense, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2023	2022
Operating expense	$13,036	$10,131
Adjusted for:
MTM adjustments and settlements on hedges	41	4
Third-party refinery sales	(916)	(1,187)
One-time pilot agreement expenses	(864)	—
Restructuring charges	—	5
Operating expense, adjusted	$11,296	$8,954

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions, except per gallon data)	2023	2022	2023	2022
Total fuel expense	$2,676	$2,092	$3.01	$2.79
Adjusted for:
MTM adjustments and settlements on hedges	41	4	0.05	0.01
Total fuel expense, adjusted	$2,718	$2,097	$3.06	$2.79

TRASM, adjusted reconciliation
	Three Months Ended March 31,
	2023		2022
TRASM (cents)	20.80	¢	18.04	¢
Adjusted for:
Third-party refinery sales	(1.49)		(2.29)
TRASM, adjusted	19.30	¢	15.75	¢

CASM-Ex reconciliation
	Three Months Ended March 31,
	2023		2022
CASM (cents)	21.25	¢	19.56	¢
Adjusted for:
Aircraft fuel and related taxes	(4.36)		(4.04)
Third-party refinery sales	(1.49)		(2.29)
Profit sharing	(0.12)		—
One-time pilot agreement expenses	(1.41)		—
Restructuring charges	—		0.01
CASM-Ex	13.86	¢	13.24	¢

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 29

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

•Pilot agreement payment. In March 2023, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment upon ratification in the March 2023 quarter of $735 million. We adjust for this item to provide investors a better understanding of our recurring free cash flow generated by our operations.

Free cash flow reconciliation
Three Months Ended March 31,
(in millions)	2023
Net cash provided by operating activities	$2,235
Net cash used in investing activities	(1,100)
Adjusted for:
Net purchases of short-term investments	102
Net cash flows related to certain airport construction projects and other	19
Financed aircraft acquisitions	(137)
Pilot agreement payment	735
Free cash flow	$1,853

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 30

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2023 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2023 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the March 2023 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 2023	26,294	$38.80	26,294	$—
February 2023	575,067	$39.78	575,067	$—
March 2023	2,334	$36.74	2,334	$—
Total	603,695		603,695

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 31

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
15    Letter from Ernst & Young LLP regarding unaudited interim financial information
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
**    Portions of this exhibit have been omitted as confidential information.
Delta Air Lines, Inc. | March 2023 Form 10-Q                                 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
April 13, 2023

Delta Air Lines, Inc. | March 2023 Form 10-Q                                 33