Form 10-Q
period 2023-06-30
DELTA AIR LINES, INC.
filed 2023-07-13
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2023:
Common Stock, $0.0001 par value - 643,418,375 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2023, the related condensed consolidated statements of operations and comprehensive income/(loss) and consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2023 and 2022, condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 13, 2023

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,668	$3,266
Short-term investments	3,368	3,268
Accounts receivable, net of allowance for uncollectible accounts of $23 and $23	3,122	3,176
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $126 and $136	1,438	1,424
Prepaid expenses and other	2,484	1,877
Total current assets	13,080	13,011

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $20,655 and $20,370	34,092	33,109
Operating lease right-of-use assets	6,834	7,036
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $906 and $902	5,988	5,992
Equity investments	2,389	2,128
Other noncurrent assets	1,361	1,259
Total noncurrent assets	60,417	59,277
Total assets	$73,497	$72,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,065	$2,359
Current maturities of operating leases	699	714
Air traffic liability	10,422	8,160
Accounts payable	5,114	5,106
Accrued salaries and related benefits	3,340	3,288
Loyalty program deferred revenue	3,824	3,434
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,918	1,779
Total current liabilities	28,482	25,940

Noncurrent Liabilities:
Debt and finance leases	18,140	20,671
Pension, postretirement and related benefits	3,669	3,707
Loyalty program deferred revenue	4,443	4,448
Noncurrent operating leases	6,646	6,866
Other noncurrent liabilities	4,017	4,074
Total noncurrent liabilities	36,915	39,766

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 654,572,361 and 651,800,786 shares issued	—	—
Additional paid-in capital	11,578	11,526
Retained earnings	2,569	1,170
Accumulated other comprehensive loss	(5,709)	(5,801)
Treasury stock, at cost, 11,153,986 and 10,535,033 shares	(338)	(313)
Total stockholders' equity	8,100	6,582
Total liabilities and stockholders' equity	$73,497	$72,288
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Operating Revenue:
Passenger	$13,205	$10,958	$23,616	$17,865
Cargo	172	272	381	561
Other	2,201	2,594	4,340	4,747
Total operating revenue	15,578	13,824	28,337	23,173

Operating Expense:
Salaries and related costs	3,692	2,955	7,078	5,782
Aircraft fuel and related taxes	2,516	3,223	5,192	5,315
Ancillary businesses and refinery	1,173	1,718	2,298	3,100
Contracted services	994	791	2,004	1,544
Landing fees and other rents	617	546	1,201	1,050
Aircraft maintenance materials and outside repairs	614	522	1,199	988
Passenger commissions and other selling expenses	651	526	1,152	838
Depreciation and amortization	573	510	1,137	1,016
Regional carrier expense	559	528	1,117	1,018
Pilot agreement and related expenses	—	—	864	—
Passenger service	442	369	859	644
Profit sharing	595	54	667	54
Aircraft rent	132	127	264	249
Other	529	436	1,090	840
Total operating expense	13,087	12,305	26,122	22,438

Operating Income	2,491	1,519	2,215	735

Non-Operating Expense:
Interest expense, net	(203)	(269)	(430)	(543)
Gain/(loss) on investments, net	128	(221)	251	(368)
Loss on extinguishment of debt	(29)	(41)	(50)	(66)
Pension and related (expense)/benefit	(61)	73	(122)	145
Miscellaneous, net	(9)	(28)	(52)	(70)
Total non-operating expense, net	(174)	(486)	(403)	(902)

Income/(Loss) Before Income Taxes	2,317	1,033	1,812	(167)

Income Tax Provision	(490)	(298)	(348)	(38)

Net Income/(Loss)	$1,827	$735	$1,464	$(205)

Basic Earnings/(Loss) Per Share	$2.86	$1.15	$2.29	$(0.32)
Diluted Earnings/(Loss) Per Share	$2.84	$1.15	$2.28	$(0.32)

Comprehensive Income/(Loss)	$1,872	$798	$1,556	$(83)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Net Cash Provided by Operating Activities	$4,843	$4,306

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,704)	(1,879)
Ground property and equipment, including technology	(748)	(845)
Purchase of short-term investments	(2,011)	(474)
Redemption of short-term investments	1,961	2,289
Purchase of equity investments	—	(100)
Other, net	20	108
Net cash used in investing activities	(2,482)	(901)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(2,986)	(2,395)
Other, net	(24)	(27)
Net cash used in financing activities	(3,010)	(2,422)

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	(649)	983
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,473	8,569
Cash, cash equivalents and restricted cash equivalents at end of period	$2,824	$9,552

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$144	$324
Flight and ground equipment acquired under finance leases	36	81
Operating leases converted to finance leases	43	140
Equity investments and other financings	—	330

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2023	2022
Current assets:
Cash and cash equivalents	$2,668	$9,221
Restricted cash included in prepaid expenses and other	156	154
Noncurrent assets:
Restricted cash included in other noncurrent assets	—	177
Total cash, cash equivalents and restricted cash equivalents	$2,824	$9,552

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2022	652	$—	$11,526	$1,170	$(5,801)	11	$(313)	$6,582
Net loss	—	—	—	(363)	—	—	—	(363)
Other comprehensive income	—	—	—	—	47	—	—	47
Common stock issued for employee equity awards(1)	2	—	18	—	—	—	(24)	(6)
Balance at March 31, 2023	654	$—	$11,544	$807	$(5,754)	11	$(337)	$6,260
Net income	—	—	—	1,827	—	—	—	1,827
Dividends declared	—	—	—	(65)	—	—	—	(65)
Other comprehensive income	—	—	—	—	45	—	—	45
Common stock issued for employee equity awards(1)	1	—	34	—	—	—	(1)	33
Balance at June 30, 2023	655	$—	$11,578	$2,569	$(5,709)	11	$(338)	$8,100
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.73 and $36.76 in the March 2023 quarter and June 2023 quarter, respectively.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 6

Notes to the Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2022.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2023 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Ticket	$11,829	$9,773	$21,068	$15,759
Loyalty travel awards	902	744	1,645	1,287
Travel-related services	474	441	903	819
Passenger revenue	$13,205	$10,958	$23,616	$17,865

Ticket

We recognized approximately $5.7 billion and $3.3 billion in passenger revenue during the six months ended June 30, 2023 and 2022, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

As of June 30, 2023, all of our air traffic liability was recorded as a current liability. As of December 31, 2022, our air traffic liability was $8.3 billion, of which $100 million was included in other noncurrent liabilities on our Consolidated Balance Sheet ("balance sheet").

Loyalty Travel Awards

Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Loyalty travel awards revenue is related to the redemption of miles for air travel. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2023 and 2022, total cash sales from marketing agreements related to our loyalty program were $3.4 billion and $2.6 billion, respectively, which are allocated to travel and other performance obligations.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 7

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

Loyalty program activity
(in millions)	2023	2022
Balance at January 1	$7,882	$7,559
Miles earned	2,110	1,558
Miles redeemed for air travel	(1,645)	(1,287)
Miles redeemed for non-air travel and other	(80)	(73)
Balance at June 30	$8,267	$7,757

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees, and on-board sales.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Refinery	$965	$1,514	$1,882	$2,700
Loyalty program	774	650	1,500	1,221
Ancillary businesses	214	206	445	416
Miscellaneous	248	224	513	410
Other revenue	$2,201	$2,594	$4,340	$4,747

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

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 8

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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic	$8,944	$8,318	$16,538	$13,881
Atlantic	2,803	1,701	4,047	2,240
Latin America	926	745	2,058	1,425
Pacific	532	194	973	319
Total	$13,205	$10,958	$23,616	$17,865

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic	$10,749	$10,655	$20,145	$18,204
Atlantic	3,178	2,057	4,726	2,833
Latin America	1,037	854	2,317	1,665
Pacific	614	258	1,149	471
Total	$15,578	$13,824	$28,337	$23,173

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2023	Level 1	Level 2	Level 3
Cash equivalents	$1,339	$1,339	$—	$—
Restricted cash equivalents	156	156	—	—
Short-term investments
U.S. Government securities	1,498	205	1,293	—
Corporate obligations	1,643	—	1,643	—
Asset-backed securities	120	—	120	—
Other fixed income securities	107	—	107	—
Long-term investments	1,701	1,536	39	126
Fuel hedge contracts	(9)	—	(9)	—
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 9

Notes to the Consolidated Financial Statements

(in millions)	December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents	$2,021	$2,021	$—	$—
Restricted cash equivalents	206	206	—	—
Short-term investments
U.S. Government securities	1,587	122	1,465	—
Corporate obligations	1,614	—	1,614	—
Other fixed income securities	67	—	67	—
Long-term investments	1,450	1,305	38	107
Fuel hedge contracts	(47)	—	(47)	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to certain self-insurance obligations and airport commitments. Restricted cash equivalents are recorded in prepaid expenses and other on our balance sheet. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

As of June 30, 2023, the estimated fair value of our short-term investments was $3.4 billion. Of these investments, $3.1 billion are expected to mature in one year or less, with the remainder maturing by the first quarter of 2025. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). Our fuel hedge portfolio may consist of a combination of options, swaps or futures contracts, most of which have a duration of less than three months. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized gains of $12 million and $43 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) ("income statement") for the three and six months ended June 30, 2023, respectively, compared to losses of $239 million and $478 million for the three and six months ended June 30, 2022, respectively. The gains recognized during the first six months of 2023 were composed of $39 million of mark-to-market gains and $4 million of settlement gains on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our Monroe refinery segment.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 10

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Air France-KLM	Fair Value	3%	3%	$138	$97
China Eastern	Fair Value	2%	2%	158	189
CLEAR	Fair Value	5%	5%	192	227
Grupo Aeroméxico	Equity Method(1)	20%	20%	417	412
Hanjin KAL	Fair Value(2)	15%	15%	354	296
LATAM	Fair Value	10%	10%	574	403
Unifi Aviation	Equity Method(3)	49%	49%	168	165
Wheels Up	Fair Value(4)	21%	21%	6	54
Other investments	Various			382	285
Equity investments				$2,389	$2,128
(1)Results are included in miscellaneous, net in our income statement under non-operating expense.
(2)At June 30, 2023, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(4)We elected to account for our investment under the fair value option.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 11

Notes to the Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			June 30,	December 31,
(in millions)	Dates			June 30, 2023			2023	2022
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2024	to	2029	2.90%	to	7.38%	2,590	2,997
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	4,792	5,144
SkyMiles Term Loan(1)(2)	2023	to	2027	8.80%			2,092	2,820
NYTDC Special Facilities Revenue Bonds(1)	2024	to	2045	4.00%	to	5.00%	2,778	2,838
Financing arrangements secured by aircraft:
Certificates(1)	2023	to	2028	2.00%	to	8.00%	1,699	1,802
Notes(1)(2)	2023	to	2033	6.61%	to	7.62%	181	813
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			1,040	1,542
2018 Revolving Credit Facility(2)	2024	to	2025	Undrawn			—	—
Other financings(1)(2)	2023	to	2030	2.51%	to	5.00%	67	67
Other revolving credit facilities(2)	2023	to	2024	Undrawn			—	—
Total secured and unsecured debt							$18,735	$21,519
Unamortized (discount)/premium and debt issue cost, net and other							(99)	(138)
Total debt							$18,636	$21,381
Less: current maturities							(1,766)	(2,055)
Total long-term debt							$16,870	$19,326
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to Secured Overnight Financing Rate ("SOFR") (generally subject to a floor) or another index rate, plus a specified margin.

Availability Under Revolving Credit Facilities

As of June 30, 2023, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of June 30, 2023 that did not affect the availability of our revolving credit facilities.

Early Settlement of Outstanding Notes

During the six months ended June 30, 2023, we repurchased a principal amount of $1.1 billion of various secured and unsecured notes and a portion of the SkyMiles Term Loan on the open market and made early principal repayments of $585 million on various notes secured by aircraft. These payments resulted in a $50 million loss on extinguishment of debt recorded in non-operating expense in our income statement.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 12

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

Fair value of outstanding debt
(in millions)	June 30, 2023	December 31, 2022
Net carrying amount	$18,636	$21,381
Fair value	$18,300	$20,700

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at June 30, 2023.

NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic cost (benefit)
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2023	2022	2023	2022
Three Months Ended June 30,
Service cost	$—	$—	$18	$18
Interest cost	213	153	50	32
Expected return on plan assets	(264)	(330)	—	(4)
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	60	64	3	13
Net periodic cost (benefit)	$9	$(113)	$70	$58

Six Months Ended June 30,
Service cost	$—	$—	$36	$35
Interest cost	426	306	100	64
Expected return on plan assets	(528)	(660)	—	(8)
Amortization of prior service credit	—	—	(3)	(3)
Recognized net actuarial loss	119	127	6	28
Net periodic cost (benefit)	$17	$(227)	$139	$116

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within pension and related (expense)/benefit under non-operating expense.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 13

Notes to the Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $18.5 billion at June 30, 2023.

Aircraft purchase commitments(1)
(in millions)	Total
Six months ending December 31, 2023	$1,560
2024	3,590
2025	5,340
2026	3,840
2027	2,720
Thereafter	1,420
Total	$18,470
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and may be subject to change based on modifications to those agreements or changes in delivery schedules.

Our future aircraft purchase commitments included the following aircraft at June 30, 2023:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	70
A321-200neo	120
A330-900neo	17
A350-900	16
B-737-10	100
Total	323

Aircraft Orders

During the June 2023 quarter, we agreed to acquire one A330-900 with delivery expected to occur in 2025. We also exercised purchase rights for 12 A220-300 with delivery expected to start in 2027.

Legal Contingencies

We are involved in various legal proceedings related to employment practices, environmental issues, commercial disputes, antitrust and other regulatory matters concerning our business. We record liabilities for losses from legal proceedings when we determine that it is probable that the outcome in a legal proceeding will be unfavorable and the amount of loss can be reasonably estimated. Although the outcome of the legal proceedings in which we are involved cannot be predicted with certainty, we believe that the resolution of current matters will not have a material adverse effect on our Condensed Consolidated Financial Statements.

Employees Under Collective Bargaining Agreements

In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million. These items are recorded within pilot agreement and related expenses in our income statement.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 14

Notes to the Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Changes in value	—	(3)	1	(2)
Reclassifications into earnings(1)	122	—	(28)	94
Balance at June 30, 2023	$(6,502)	$38	$755	$(5,709)

Balance at January 1, 2022	$(8,355)	$41	$1,184	$(7,130)
Reclassifications into earnings(1)	159	—	(37)	122
Balance at June 30, 2022	$(8,196)	$41	$1,147	$(7,008)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in pension and related (expense)/benefit in non-operating expense in our income statement.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 15

Notes to the Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and from jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and six months ended June 30, 2023 was $618 million and $1.3 billion, respectively, compared to $1.0 billion and $1.8 billion for the three and six months ended June 30, 2022, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2023
Operating revenue:	$14,613	$2,037				$15,578
Sales to airline segment				$(365)	(1)
Exchanged products				(618)	(2)
Sales of refined products				(89)
Depreciation and amortization	573	23		(23)	(3)	573
Operating income	2,447	44	(3)	—		2,491
Interest expense, net	203	3		(3)		203
Total assets, end of period	70,265	3,309		(77)		73,497
Capital expenditures	1,422	30		—		1,452

Three Months Ended June 30, 2022
Operating revenue:	$12,310	$3,353				$13,824
Sales to airline segment				$(761)	(1)
Exchanged products				(982)	(2)
Sales of refined products				(96)
Depreciation and amortization	510	23		(23)	(3)	510
Operating income	1,250	269	(3)	—		1,519
Interest expense, net	269	2		(2)		269
Total assets, end of period	71,766	3,065		(26)		74,805
Net fair value obligations, end of period	—	(556)		—		(556)
Capital expenditures	928	30		—		958
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

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 16

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2023
Operating revenue:	$26,455	$4,388				$28,337
Sales to airline segment				$(961)	(1)
Exchanged products				(1,330)	(2)
Sales of refined products				(215)
Depreciation and amortization	1,137	46		(46)	(3)	1,137
Operating income	1,949	266	(3)	—		2,215
Interest expense, net	430	8		(8)		430
Capital expenditures	2,393	59		—		2,452

Six Months Ended June 30, 2022
Operating revenue:	$20,473	$5,666				$23,173
Sales to airline segment				$(1,053)	(1)
Exchanged products				(1,791)	(2)
Sales of refined products				(122)
Depreciation and amortization	1,016	47		(47)	(3)	1,016
Operating income	412	323	(3)	—		735
Interest expense, net	543	4		(4)		543
Capital expenditures	2,676	48		—		2,724
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

Fair Value Obligations

The net fair value obligations presented in the table above are related to renewable fuel compliance costs and presented net of any related assets or fixed price purchase agreements. Their value is based on quoted market prices and other observable information and are therefore classified as Level 2 in the fair value hierarchy. As of June 30, 2023 we had no net fair value obligation outstanding. Our obligation is calculated using the U.S. Environmental Protection Agency's ("EPA") Renewable Fuel Standard ("RFS") volume requirements, which were finalized in 2022 for the 2021 and 2022 obligations, and proposed in 2022 for 2023 obligations. In the March 2023 quarter, we settled a portion of our 2021 Renewable Identification Numbers ("RINs") obligation with the EPA. We expect to settle the remaining 2021 and our entire 2022 RINs obligation by the 2022 compliance deadline in the December 2023 quarter.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 17

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

Basic and diluted earnings/(loss) per share
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income/(loss)	$1,827	$735	$1,464	$(205)

Basic weighted average shares outstanding	639	638	639	638
Dilutive effect of share-based instruments	3	3	3	—
Diluted weighted average shares outstanding	642	641	642	638

Basic earnings/(loss) per share	$2.86	$1.15	$2.29	$(0.32)
Diluted earnings/(loss) per share	$2.84	$1.15	$2.28	$(0.32)
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 18

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

June 2023 Quarter Financial Highlights

Our operating income for the June 2023 quarter improved $972 million compared to the June 2022 quarter to $2.5 billion for the reasons discussed below.

Revenue. Compared to the June 2022 quarter, our total revenue increased $1.8 billion, or 13%, due primarily to strength in the demand for travel and a 17% increase in capacity. Total revenue, adjusted (a non-GAAP financial measure) to exclude refinery sales to third parties, increased in the June 2023 quarter by $2.3 billion, or 19%, compared to the June 2022 quarter.

Operating Expense. Total operating expense in the June 2023 quarter increased $782 million, or 6%, compared to the June 2022 quarter, primarily due to the impact of higher capacity as well as higher employee costs from increased wages and profit sharing, partially offset by lower fuel expense. Total operating expense, adjusted (a non-GAAP financial measure) in the June 2023 quarter increased $1.3 billion, or 12%, compared to the June 2022 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties.

Our total operating cost per available seat mile ("CASM") decreased 9% compared to the June 2022 quarter, primarily due to decreased fuel expense and expenses related to refinery sales to third parties on a 17% increase in capacity. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 2.4%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of June 30, 2023 was $8.8 billion. During the June 2023 quarter, operating activities generated $2.6 billion. Also, during the quarter, cash flows used in investing activities were a net of $1.4 billion, primarily for capital expenditures. These operating and investing activities generated $1.1 billion of free cash flow (a non-GAAP financial measure) in the June 2023 quarter. Additionally, we had cash outflows of approximately $1.8 billion related to repayments of our debt and finance leases.

Total cash sales to American Express were $1.7 billion in the June 2023 quarter, an increase of approximately 22% compared to the June 2022 quarter.

The non-GAAP financial measure referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 19

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended June 30, 2023 and 2022

Total Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2023		2022
Ticket - Main cabin	$6,694		$5,664		$1,030		18%
Ticket - Premium products	5,135		4,109		1,026		25%
Loyalty travel awards	902		744		158		21%
Travel-related services	474		441		33		7%
Passenger revenue	$13,205		$10,958		$2,247		21%
Cargo	172		272		(100)		(37)%
Other	2,201		2,594		(393)		(15)%
Total operating revenue	$15,578		$13,824		$1,754		13%

TRASM (cents)	22.58	¢	23.47	¢	(0.89)	¢	(4)%
Third-party refinery sales	(1.40)		(2.57)		1.17		(46)%
TRASM, adjusted(2)	21.18	¢	20.90	¢	0.28	¢	1%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the June 2022 quarter, our total revenue increased $1.8 billion, or 13%, due primarily to strength in travel demand on a 17% increase in capacity, with growth in revenue from premium products outpacing main cabin. This increase was partially offset by a decline in third-party refinery sales recorded in other revenue. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales. The increase in total revenue, in conjunction with a larger increase in capacity, resulted in a 4% decrease in total revenue per available seat mile ("TRASM").

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2022
(in millions)	Three Months Ended June 30, 2023	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,944	8%	7%	9%	—%	(1)%	(1)	pt
Atlantic	2,803	65%	41%	35%	17%	22%	4	pts
Latin America	926	24%	12%	7%	11%	16%	4	pts
Pacific	532	175%	175%	113%	—%	29%	19	pts
Total	$13,205	21%	18%	17%	2%	3%	1	pt

Domestic

Domestic passenger revenue increased 8% in the June 2023 quarter compared to the June 2022 quarter on a 9% increase in capacity and a slight decrease in load factor, with domestic business travel revenue improving compared to the June 2022 quarter.

International

International passenger revenue for the June 2023 quarter increased compared to the June 2022 quarter in each geographic region. In June 2022, the United States lifted its COVID-19 testing requirement for international travel, which has had a positive impact on international demand. In addition, other countries in our network have removed travel restrictions since that time, resulting in revenue improvement across all international regions.

U.S. consumers continue to show a strong desire for trans-Atlantic travel, driving up revenue during the June 2023 quarter on 35% capacity growth. This demand for travel has been led by leisure destinations in southern Europe and premium product load factor.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Latin America region revenue increased during the June 2023 quarter, due to strong demand for leisure destinations in South America and the Caribbean, in addition to continuing the implementation of our joint venture with LATAM.

Pacific region revenue benefited from improved demand for travel to the region, particularly to Japan, on increased capacity following the easing of travel restrictions and the performance of our joint venture with Korean Air.

Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Refinery	$965	$1,514	$(549)	(36)%
Loyalty program	774	650	124	19%
Ancillary businesses	214	206	8	4%
Miscellaneous	248	224	24	11%
Other revenue	$2,201	$2,594	$(393)	(15)%

Refinery. Refinery sales to third parties decreased $549 million compared to the June 2022 quarter due to lower pricing. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. Loyalty program revenue relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to the June 2022 quarter, due to continued strength in co-brand card spend and card acquisitions.

Miscellaneous. Miscellaneous is primarily composed of revenues related to Delta Sky Club lounge access, including access provided to certain American Express cardholders, and codeshare agreements. The volume of these transactions has increased compared to the June 2022 quarter in line with the increased capacity.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2023	2022
Salaries and related costs	$3,692	$2,955	$737	25%
Aircraft fuel and related taxes	2,516	3,223	(707)	(22)%
Ancillary businesses and refinery	1,173	1,718	(545)	(32)%
Contracted services	994	791	203	26%
Landing fees and other rents	617	546	71	13%
Aircraft maintenance materials and outside repairs	614	522	92	18%
Passenger commissions and other selling expenses	651	526	125	24%
Depreciation and amortization	573	510	63	12%
Regional carrier expense	559	528	31	6%
Passenger service	442	369	73	20%
Profit sharing	595	54	541	NM
Aircraft rent	132	127	5	4%
Other	529	436	93	21%
Total operating expense	$13,087	$12,305	$782	6%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Salaries and Related Costs. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%.

Over the past year, we implemented base pay increases for eligible employees of 5% effective April 1, 2023 and 4% effective May 1, 2022. Additionally, we have approximately 9,000 more employees as of June 30, 2023 than at June 30, 2022, principally in in-flight service, flight operations and aircraft maintenance, in order to support the growth in our operations. Each of these items contributed to the increase in salaries and related costs during the June 2023 quarter compared to the June 2022 quarter.

Aircraft Fuel and Related Taxes. Fuel expense decreased $707 million compared to the June 2022 quarter primarily due to a 38% decrease in the market price of jet fuel partially offset by a 16% increase in consumption on a 17% increase in capacity. We expect jet fuel prices to remain volatile throughout 2023.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Fuel purchase cost(1)	$2,557	$3,565	$(1,008)	$2.56	$4.13	$(1.57)
Fuel hedge impact	3	(73)	76	—	(0.08)	0.08
Refinery segment impact	(44)	(269)	225	(0.04)	(0.31)	0.27
Total fuel expense	$2,516	$3,223	$(707)	$2.52	$3.74	$(1.22)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties decreased $549 million compared to the June 2022 quarter due to lower pricing.

Contracted Services. During the June 2023 quarter, demand and capacity increased compared to the June 2022 quarter due to the ongoing recovery of our operations. The continued restoration of our operations and associated higher volume-related expenses and inflationary pressures were the primary drivers for the increase in contracted services.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
Aircraft Maintenance Materials and Outside Repairs. Maintenance expense increased compared to the June 2022 quarter as we continued to restore our operations and to support our operational reliability.

Passenger Commissions and Other Selling Expenses. Compared to the June 2022 quarter, passenger revenue increased in the June 2023 quarter which was the primary reason for the increase in passenger commissions and other selling expenses.

Passenger Service. Passenger service expenses increased compared to the June 2022 quarter due to higher volume-related expenses associated with increased demand and inflationary pressures.

Profit Sharing. Profit sharing increased by $541 million compared to the June 2022 quarter due to higher projected profitability in 2023. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual pre-tax profit and 20% of annual pre-tax profit above $2.5 billion, as defined by the terms of the program. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

Other. The increase in other is primarily due to higher volume-related expenses, such as flight crew and other employee travel and incidental costs, associated with increased capacity and inflationary pressures.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
Results of Operations - Six Months Ended June 30, 2023 and 2022

Total Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2023		2022
Ticket - Main cabin	$11,917		$9,111		$2,806		31%
Ticket - Premium products	9,151		6,648		2,503		38%
Loyalty travel awards	1,645		1,287		358		28%
Travel-related services	903		819		84		10%
Passenger revenue	$23,616		$17,865		$5,751		32%
Cargo	381		561		(180)		(32)%
Other	4,340		4,747		(407)		(9)%
Total operating revenue	$28,337		$23,173		$5,164		22%

TRASM (cents)	21.74	¢	20.93	¢	0.81	¢	4%
Third-party refinery sales(2)	(1.44)		(2.44)		1.00		(41)%
TRASM, adjusted	20.30	¢	18.49	¢	1.81	¢	10%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2022 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2023 and 2022.

Compared to the six months ended June 30, 2022, our total revenue increased $5.2 billion, or 22%, due primarily to strength in travel demand on higher capacity and higher yield. The increase in total revenue, on an 18% increase in capacity, resulted in a 4% increase in TRASM and a 10% increase in TRASM, adjusted compared to the six months ended June 30, 2022.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2022
(in millions)	Six Months Ended June 30, 2023	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$16,538	19%	10%	8%	8%	10%	2	pts
Atlantic	4,047	81%	56%	46%	16%	24%	5	pts
Latin America	2,058	44%	19%	9%	21%	32%	7	pts
Pacific	973	205%	233%	105%	(8)%	49%	31	pts
Total	$23,616	32%	22%	18%	8%	12%	4	pts

Domestic passenger unit revenue for the six months ended June 30, 2023 increased compared to the six months ended June 30, 2022 as a result of the higher levels of capacity and yield during the six months ended June 30, 2023 due to strong demand in the period. International passenger revenue for the six months ended June 30, 2023 increased 78% on 40% higher capacity compared to the six months ended June 30, 2022 due to U.S. consumer demand for international travel.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Refinery	$1,882	$2,700	$(818)	(30)%
Loyalty program	1,500	1,221	279	23%
Ancillary businesses	445	416	29	7%
Miscellaneous	513	410	103	25%
Other revenue	$4,340	$4,747	$(407)	(9)%
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Salaries and related costs	$7,078	$5,782	$1,296	22%
Aircraft fuel and related taxes	5,192	5,315	(123)	(2)%
Ancillary businesses and refinery	2,298	3,100	(802)	(26)%
Contracted services	2,004	1,544	460	30%
Landing fees and other rents	1,201	1,050	151	14%
Aircraft maintenance materials and outside repairs	1,199	988	211	21%
Passenger commissions and other selling expenses	1,152	838	314	37%
Depreciation and amortization	1,137	1,016	121	12%
Regional carrier expense	1,117	1,018	99	10%
Pilot agreement and related expenses	864	—	864	NM
Passenger service	859	644	215	33%
Profit sharing	667	54	613	NM
Aircraft rent	264	249	15	6%
Other	1,090	840	250	30%
Total operating expense	$26,122	$22,438	$3,684	16%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2022 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2023 and 2022.

Aircraft Fuel and Related Taxes. Fuel expense decreased $123 million compared to the six months ended June 30, 2022 due to an 18% decrease in the market price per gallon of jet fuel partially offset by a 17% increase in consumption on an 18% increase in capacity.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Fuel purchase cost(1)	$5,497	$5,715	$(218)	$2.91	$3.54	$(0.63)
Fuel hedge impact	(39)	(77)	38	(0.02)	(0.05)	0.03
Refinery segment impact	(266)	(323)	57	(0.14)	(0.20)	0.06
Total fuel expense	$5,192	$5,315	$(123)	$2.75	$3.29	$(0.54)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Pilot agreement and related expenses. In addition to the items in salaries and related costs above, the recently ratified pilot agreement also includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 25

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(in millions)	2023	2022		2023	2022
Interest expense, net	$(203)	$(269)	$66	$(430)	$(543)	$113
Gain/(loss) on investments, net	128	(221)	349	251	(368)	619
Loss on extinguishment of debt	(29)	(41)	12	(50)	(66)	16
Pension and related (expense)/benefit	(61)	73	(134)	(122)	145	(267)
Miscellaneous, net	(9)	(28)	19	(52)	(70)	18
Total non-operating expense, net	$(174)	$(486)	$312	$(403)	$(902)	$499

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year period as a result of increased interest income and our debt reduction initiatives. During 2022, we made payments of approximately $4.5 billion related to our debt and finance lease obligations, which included approximately $2.3 billion of early repayment activity. We have continued to pay down our debt during the six months ended June 30, 2023 with $3.0 billion of payments on debt and finance lease obligations, including $1.1 billion of principal amounts for the early repurchase of various secured and unsecured notes and a portion of the SkyMiles Term Loan on the open market and early principal repayments of $585 million on various notes secured by aircraft. Approximately $1.4 billion of the early repurchases and repayments were scheduled to mature after 2023. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

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

Pension and related (expense)/benefit. Pension and related (expense)/benefit reflects the net periodic (cost)/benefit of our pension and other postretirement and postemployment benefit plans. The unfavorable year-over-year change in pension and related (expense)/benefit results from lower expected return on plan assets during 2023. This is due to lower plan asset balances as of December 31, 2022, compared to December 31, 2021, primarily resulting from investment value declines in 2022 consistent with the broader stock market.

Miscellaneous, net. Miscellaneous, net primarily includes foreign exchange gains/(losses), charitable contributions and our share of our equity method investments net results.

Income Taxes

We project our annual effective tax rate for 2023 will be between 22% and 25%. Our effective tax rate in 2023 may be impacted by mark-to-market adjustments on our equity investments. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates, changes in our mark-to-market equity investments and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

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

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 26

Item 2. MD&A - Refinery Segment

Refinery segment financial information
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Exchange products	$618	$982	$(364)	$1,330	$1,791	$(461)
Sales of refined products	89	96	(7)	215	122	93
Sales to airline segment	365	761	(396)	961	1,053	(92)
Third party refinery sales	965	1,514	(549)	1,882	2,700	(818)
Operating revenue	$2,037	$3,353	$(1,316)	$4,388	$5,666	$(1,278)

Operating income	$44	$269	$(225)	$266	$323	$(57)
Refinery segment impact on airline average price per fuel gallon	$(0.04)	$(0.31)	$0.27	$(0.14)	$(0.20)	$0.06

The refinery generated lower operating income in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, as a result of lower pricing.

Starting in mid-September 2023, the refinery is scheduled to complete a planned maintenance event ("turnaround") that is performed once every five years in accordance with the long-term maintenance plan of the facility to allow for safe completion of major repairs and upgrades. The turnaround is expected to take approximately two months and during this time there will be no production at the refinery.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase RINs from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices declined slightly since the beginning of 2023 through June 30, 2023 and Monroe incurred $105 million and $207 million in RINs compliance costs during the three and six months ended June 30, 2023, respectively, compared to $223 million and $308 million in the three and six months ended June 30, 2022.

As of June 30, 2023 we had no net fair value obligation outstanding. Our obligation is calculated using the Renewable Fuel Standard ("RFS") volume requirements, which were finalized in 2022 for the 2021 and 2022 obligations, and proposed in 2022 for 2023 obligations. In the March 2023 quarter, we settled a portion of our 2021 RINs obligation with the EPA. We expect to settle the remaining 2021 and our entire 2022 RINs obligation by the 2022 compliance deadline in the December 2023 quarter.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 27

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2023		2022
Revenue passenger miles (in millions) ("RPM")	60,804		51,519		18%
Available seat miles (in millions) ("ASM")	68,993		58,903		17%
Passenger mile yield	21.72	¢	21.27	¢	2%
Passenger revenue per available seat mile ("PRASM")	19.14	¢	18.60	¢	3%
Total revenue per available seat mile ("TRASM")	22.58	¢	23.47	¢	(4)%
TRASM, adjusted(2)	21.18	¢	20.90	¢	1%
Cost per available seat mile ("CASM")	18.97	¢	20.89	¢	(9)%
CASM-Ex(2)	13.06	¢	12.76	¢	2%
Passenger load factor	88%		87%		1	pt
Fuel gallons consumed (in millions)	997		863		16%
Average price per fuel gallon(3)	$2.52		$3.74		(33)%
Average price per fuel gallon, adjusted(2)(3)	$2.52		$3.82		(34)%

	Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2023		2022
Revenue passenger miles (in millions) ("RPM")	110,491		90,218		22%
Available seat miles (in millions) ("ASM")	130,345		110,713		18%
Passenger mile yield	21.37	¢	19.80	¢	8%
Passenger revenue per available seat mile ("PRASM")	18.12	¢	16.14	¢	12%
Total revenue per available seat mile ("TRASM")	21.74	¢	20.93	¢	4%
TRASM, adjusted(2)	20.30	¢	18.49	¢	10%
Cost per available seat mile ("CASM")	20.04	¢	20.27	¢	(1)%
CASM-Ex(2)	13.44	¢	12.98	¢	4%
Passenger load factor	85%		81%		4	pts
Fuel gallons consumed (in millions)	1,885		1,613		17%
Average price per fuel gallon(3)	$2.75		$3.29		(16)%
Average price per fuel gallon, adjusted(2)(3)	$2.77		$3.34		(17)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 28

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at June 30, 2023 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	3.5
A220-300	16	—	—	16	1.7	70	14
A319-100	57	—	—	57	21.3
A320-200	61	—	—	61	27.8
A321-200	63	22	42	127	4.5
A321-200neo	35	—	—	35	0.5	120	70
A330-200	11	—	—	11	18.2
A330-300	28	—	3	31	14.4
A330-900neo	14	3	5	22	1.9	17
A350-900	17	—	11	28	4.6	16
B-717-200	10	57	2	69	21.8
B-737-800	73	4	—	77	21.8
B-737-900ER	113	1	49	163	7.5
B-737-10	—	—	—	—	—	100	30
B-757-200	100	—	—	100	25.9
B-757-300	16	—	—	16	20.4
B-767-300ER	45	—	—	45	27.3
B-767-400ER	21	—	—	21	22.5
Total	721	91	112	924	14.6	323	114
(1)Includes both active and temporarily parked aircraft. Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The table below summarizes the aircraft operated by regional carriers on our behalf at June 30, 2023. In the June 2023 quarter, we retired all remaining CRJ-200 aircraft from service.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	18	123	—	—	141
SkyWest Airlines, Inc.	6	38	—	83	127
Republic Airways, Inc.	—	—	11	46	57
Total	24	161	11	129	325
(1)Includes both active and temporarily parked aircraft. We own 205 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 29

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of June 30, 2023, we had $8.8 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of June 30, 2023, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of June 30, 2023 that did not affect the availability of our revolving credit facilities.

Sources and Uses of Liquidity
Operating Activities

We generated cash flows from operations of $4.8 billion and $4.3 billion in the six months ended June 30, 2023 and 2022, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2023.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advance ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. We continue to see a shift in customers purchasing flights further in advance compared to historical patterns, enhancing the positive cash flow from advance ticket sales.

Fuel. Fuel expense represented approximately 20% and 24% of our total operating expense for the six months ended June 30, 2023 and 2022, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Although the average fuel price per gallon decreased during the six months ended June 30, 2023, fuel costs remain high compared to historical levels. We expect jet fuel prices to remain volatile throughout 2023. Fuel consumption was also higher during the six months ended June 30, 2023 compared to the prior year period due to the increase in capacity. We expect that fuel consumption will continue to increase throughout 2023 compared to 2022, as we plan for our full year system capacity to continue to increase in comparison to 2022, partially offset by increases in the fuel efficiency of our fleet.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the six months ended June 30, 2023, we accrued $667 million in profit sharing expense based on the year-to-date performance and current expectations for 2023 profit.

We paid $563 million in profit sharing in February 2023 related to our 2022 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Pilot Agreement Payment. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $3.4 billion in the six months ended June 30, 2023, an increase of approximately 30% compared to the prior year period.

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 30

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the six months ended June 30, 2023, we purchased a net of $50 million in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $2.5 billion and $2.7 billion for the six months ended June 30, 2023 and 2022, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects, fleet modifications and technology enhancements.

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

We currently expect our net project costs to be approximately $4.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements and other sources of funding, we expect to spend approximately $500 million on this project during 2023, of which $213 million was incurred in the six months ended June 30, 2023.

Los Angeles International Airport ("LAX"). We have an ongoing terminal redevelopment project at LAX to modernize, update and provide post-security connection to Terminals 2 and 3. Construction is expected to be completed by the end of 2023 with a total cost of approximately $2.4 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. We have guaranteed the obligations of the RAIC under the credit facility and the revolving credit facility agreement was most recently amended in the March 2023 quarter, decreasing the revolver capacity to $700 million. In the June 2023 quarter, the revolving credit facility agreement capacity was reduced to $626 million.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2023, we had cash outflows of $3.0 billion related to repayments of our debt and finance lease obligations, including $1.1 billion of principal amounts for the early repurchase of various secured and unsecured notes and a portion of the SkyMiles Term Loan on the open market and early principal repayments of $585 million on various notes secured by aircraft. Approximately $1.4 billion of the early repurchases and repayments were scheduled to mature after 2023. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities. In the March 2023 quarter, both Fitch and S&P credit rating agencies upgraded the debt rating outlooks for Delta to stable and positive, respectively.

The principal amount of our debt and finance leases was $20.3 billion at June 30, 2023.

Capital Return to Shareholders. On June 15, 2023, the Board of Directors approved and we will pay a quarterly dividend of $0.10 per share on August 7, 2023 to shareholders of record as of July 17, 2023.

Covenants. We were in compliance with the covenants in our debt agreements at June 30, 2023.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 31

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

•One-time pilot agreement expenses. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million. Adjusting for these expenses allows investors to better understand and analyze our core cost performance.

•Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

Total revenue, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2023	2022
Total revenue	$15,578	$13,824
Adjusted for:
Third-party refinery sales	(965)	(1,514)
Total revenue, adjusted	$14,613	$12,311
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 32

Item 2. MD&A - Supplemental Information

Operating expense, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2023	2022
Operating expense	$13,087	$12,305
Adjusted for:
MTM adjustments and settlements on hedges	(3)	73
Third-party refinery sales	(965)	(1,514)
Restructuring charges	—	1
Operating expense, adjusted	$12,119	$10,866

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions, except per gallon data)	2023	2022	2023	2022
Total fuel expense	$2,516	$3,223	$2.52	$3.74
Adjusted for:
MTM adjustments and settlements on hedges	(3)	73	—	0.08
Total fuel expense, adjusted	$2,513	$3,296	$2.52	$3.82

			Average Price Per Gallon
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions, except per gallon data)	2023	2022	2023	2022
Total fuel expense	$5,192	$5,315	$2.75	$3.29
Adjusted for:
MTM adjustments and settlements on hedges	39	77	0.02	0.05
Total fuel expense, adjusted	$5,231	$5,392	$2.77	$3.34

TRASM, adjusted reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
TRASM (cents)	22.58	¢	23.47	¢	21.74	¢	20.93	¢
Adjusted for:
Third-party refinery sales	(1.40)		(2.57)		(1.44)		(2.44)
TRASM, adjusted	21.18	¢	20.90	¢	20.30	¢	18.49	¢

CASM-Ex reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
CASM (cents)	18.97	¢	20.89	¢	20.04	¢	20.27	¢
Adjusted for:
Aircraft fuel and related taxes	(3.65)		(5.47)		(3.98)		(4.80)
Third-party refinery sales	(1.40)		(2.57)		(1.44)		(2.44)
Profit sharing	(0.86)		(0.09)		(0.51)		(0.05)
One-time pilot agreement expenses	—		—		(0.66)		—
Restructuring charges	—		—		—		0.01
CASM-Ex	13.06	¢	12.76	¢	13.44	¢	12.98	¢

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 33

Item 2. MD&A - Supplemental Information
Free Cash Flow

The following table shows a reconciliation of net cash provided by operating and investing activities (GAAP measures) to free cash flow (a non-GAAP financial measure). We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

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

Free cash flow reconciliation
Three Months Ended June 30,
(in millions)	2023
Net cash provided by operating activities	$2,609
Net cash used in investing activities	(1,382)
Adjusted for:
Net redemptions of short-term investments	(51)
Net cash flows related to certain airport construction projects and other	81
Financed aircraft acquisitions	(162)
Free cash flow	$1,094
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 34

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2023 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2023 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the June 2023 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 2023	4,305	$35.86	4,305	$—
May 2023	6,702	$35.35	6,702	$—
June 2023	4,251	$39.92	4,251	$—
Total	15,258		15,258

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 35

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.1    Model Award Agreement for the Delta Air Lines, Inc. 2023 Long-Term Incentive Program.
10.2    Terms of 2023 Restricted Stock Awards for Non-Employee Directors.
15    Letter from Ernst & Young LLP regarding unaudited interim financial information.
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
Delta Air Lines, Inc. | June 2023 Form 10-Q                                 36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
July 13, 2023

Delta Air Lines, Inc. | June 2023 Form 10-Q                                 37