Form 10-Q
period 2023-09-30
DELTA AIR LINES, INC.
filed 2023-10-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2023:
Common Stock, $0.0001 par value - 643,463,433 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2023, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2023 and 2022, condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 12, 2023

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,835	$3,266
Short-term investments	2,170	3,268
Accounts receivable, net of allowance for uncollectible accounts of $17 and $23	3,214	3,176
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $128 and $136	1,507	1,424
Prepaid expenses and other	2,529	1,877
Total current assets	12,255	13,011

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $21,235 and $20,370	34,593	33,109
Operating lease right-of-use assets	6,962	7,036
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $909 and $902	5,985	5,992
Equity investments	2,291	2,128
Other noncurrent assets	1,408	1,259
Total noncurrent assets	60,992	59,277
Total assets	$73,247	$72,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$1,981	$2,359
Current maturities of operating leases	728	714
Air traffic liability	8,738	8,160
Accounts payable	5,320	5,106
Accrued salaries and related benefits	4,003	3,288
Loyalty program deferred revenue	3,917	3,434
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,769	1,779
Total current liabilities	27,556	25,940

Noncurrent Liabilities:
Debt and finance leases	17,532	20,671
Pension, postretirement and related benefits	3,618	3,707
Loyalty program deferred revenue	4,456	4,448
Noncurrent operating leases	6,558	6,866
Other noncurrent liabilities	4,301	4,074
Total noncurrent liabilities	36,465	39,766

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 654,674,447 and 651,800,786 shares issued	—	—
Additional paid-in capital	11,613	11,526
Retained earnings	3,613	1,170
Accumulated other comprehensive loss	(5,660)	(5,801)
Treasury stock, at cost, 11,211,014 and 10,535,033 shares	(340)	(313)
Total stockholders' equity	9,226	6,582
Total liabilities and stockholders' equity	$73,247	$72,288
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Operating Revenue:
Passenger	$13,119	$11,464	$36,735	$29,329
Cargo	154	240	535	801
Other	2,215	2,271	6,555	7,017
Total operating revenue	15,488	13,975	43,825	37,147

Operating Expense:
Salaries and related costs	3,760	3,050	10,838	8,832
Aircraft fuel and related taxes	2,936	3,318	8,128	8,633
Ancillary businesses and refinery	1,128	1,349	3,427	4,449
Contracted services	1,004	881	3,009	2,425
Landing fees and other rents	679	562	1,880	1,611
Aircraft maintenance materials and outside repairs	661	487	1,860	1,474
Passenger commissions and other selling expenses	618	546	1,770	1,385
Depreciation and amortization	594	538	1,731	1,554
Regional carrier expense	546	528	1,664	1,547
Passenger service	449	406	1,307	1,050
Profit sharing	417	237	1,084	291
Pilot agreement and related expenses	—	—	864	—
Aircraft rent	131	131	395	380
Other	581	486	1,669	1,325
Total operating expense	13,504	12,519	39,626	34,956

Operating Income	1,984	1,456	4,199	2,191

Non-Operating Expense:
Interest expense, net	(196)	(248)	(627)	(791)
Gain/(loss) on investments, net	(206)	(245)	45	(613)
Loss on extinguishment of debt	(13)	(34)	(63)	(100)
Pension and related (expense)/benefit	(61)	73	(183)	218
Miscellaneous, net	13	(40)	(38)	(111)
Total non-operating expense, net	(463)	(494)	(866)	(1,397)

Income Before Income Taxes	1,521	962	3,333	794

Income Tax Provision	(413)	(267)	(761)	(305)

Net Income	$1,108	$695	$2,572	$489

Basic Earnings Per Share	$1.73	$1.09	$4.03	$0.77
Diluted Earnings Per Share	$1.72	$1.08	$4.00	$0.76

Comprehensive Income	$1,157	$757	$2,713	$673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Net Cash Provided by Operating Activities	$5,919	$5,175

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,560)	(2,852)
Ground property and equipment, including technology	(1,161)	(1,314)
Purchase of short-term investments	(2,312)	(575)
Redemption of short-term investments	3,488	2,584
Acquisition of strategic investments	(152)	(153)
Other, net	84	121
Net cash used in investing activities	(2,613)	(2,189)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(3,710)	(4,190)
Cash dividends	(64)	—
Other, net	(36)	(40)
Net cash used in financing activities	(3,810)	(4,230)

Net Decrease in Cash, Cash Equivalents and Restricted Cash Equivalents	(504)	(1,244)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,473	8,569
Cash, cash equivalents and restricted cash equivalents at end of period	$2,969	$7,325

Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$443	$372
Flight and ground equipment acquired under finance leases	37	84
Operating leases converted to finance leases	53	279
Equity investments and other financings	—	330

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2023	2022
Current assets:
Cash and cash equivalents	$2,835	$7,023
Restricted cash included in prepaid expenses and other	134	149
Noncurrent assets:
Restricted cash included in other noncurrent assets	—	153
Total cash, cash equivalents and restricted cash equivalents	$2,969	$7,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2022	652	$—	$11,526	$1,170	$(5,801)	11	$(313)	$6,582
Net loss	—	—	—	(363)	—	—	—	(363)
Other comprehensive income	—	—	—	—	47	—	—	47
Common stock issued for employee equity awards(1)	2	—	18	—	—	—	(24)	(6)
Balance at March 31, 2023	654	$—	$11,544	$807	$(5,754)	11	$(337)	$6,260
Net income	—	—	—	1,827	—	—	—	1,827
Dividends declared ($0.10 per share)	—	—	—	(65)	—	—	—	(65)
Other comprehensive income	—	—	—	—	45	—	—	45
Common stock issued for employee equity awards(1)	1	—	34	—	—	—	(1)	33
Balance at June 30, 2023	655	$—	$11,578	$2,569	$(5,709)	11	$(338)	$8,100
Net income	—	—	—	1,108	—	—	—	1,108
Dividends declared ($0.10 per share)	—	—	—	(64)	—	—	—	(64)
Other comprehensive income	—	—	—	—	49	—	—	49
Common stock issued for employee equity awards(1)	—	—	35	—	—	—	(2)	33
Balance at September 30, 2023	655	$—	$11,613	$3,613	$(5,660)	11	$(340)	$9,226
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.73, $36.76 and $45.34 in the March 2023 quarter, June 2023 quarter and September 2023 quarter, respectively.

	Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2021	650	$—	$11,447	$(148)	$(7,130)	10	$(282)	$3,887
Net loss	—	—	—	(940)	—	—	—	(940)
Other comprehensive income	—	—	—	—	59	—	—	59
Common stock issued for employee equity awards(1)	2	—	15	—	—	1	(30)	(15)
Balance at March 31, 2022	652	$—	$11,462	$(1,088)	$(7,071)	11	$(312)	$2,991
Net income	—	—	—	735	—	—	—	735
Other comprehensive income	—	—	—	—	63	—	—	63
Common stock issued for employee equity awards(1)	—	—	23	—	—	—	(1)	22
Balance at June 30, 2022	652	$—	$11,485	$(353)	$(7,008)	11	$(313)	$3,811
Net income	—	—	—	695	—	—	—	695
Other comprehensive income	—	—	—	—	62	—	—	62
Common stock issued for employee equity awards(1)	—	—	22	—	—	—	—	22
Balance at September 30, 2022	652	$—	$11,507	$342	$(6,946)	11	$(313)	$4,590
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $41.00, $38.11 and $30.66 in the March 2022 quarter, June 2022 quarter and September 2022 quarter, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 6

Notes to the Condensed Consolidated Financial Statements
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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Ticket	$11,733	$10,247	$32,801	$26,005
Loyalty travel awards	902	786	2,547	2,073
Travel-related services	484	431	1,387	1,251
Passenger revenue	$13,119	$11,464	$36,735	$29,329

Ticket

We recognized approximately $6.7 billion and $3.9 billion in passenger revenue during the nine months ended September 30, 2023 and 2022, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

As of September 30, 2023, all of our air traffic liability was recorded as a current liability. As of December 31, 2022, our air traffic liability was $8.3 billion, of which $100 million was included in other noncurrent liabilities on our Consolidated Balance Sheet ("balance sheet").

Loyalty Travel Awards

Our SkyMiles loyalty program allows customers to earn mileage credits ("miles") by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Loyalty travel awards revenue is related to the redemption of miles for air travel. Customers can also earn miles through participating companies, such as credit card companies, hotels, car rental agencies and ridesharing companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2023 and 2022, total cash sales from marketing agreements related to our loyalty program were $5.2 billion and $4.1 billion, respectively, which are allocated to travel and other performance obligations.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 7

Notes to the Condensed Consolidated Financial Statements
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

Loyalty program activity
(in millions)	2023	2022
Balance at January 1	$7,882	$7,559
Miles earned	3,164	2,496
Miles redeemed for air travel	(2,547)	(2,073)
Miles redeemed for non-air travel and other	(126)	(122)
Balance at September 30	$8,373	$7,860

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees, and on-board sales.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Refinery	$935	$1,134	$2,817	$3,835
Loyalty program	791	655	2,291	1,877
Ancillary businesses	212	249	657	665
Miscellaneous	277	233	790	640
Other revenue	$2,215	$2,271	$6,555	$7,017

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

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 8

Notes to the Condensed Consolidated Financial Statements
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

Passenger revenue by geographic region
	Passenger Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic	$8,662	$8,154	$25,200	$22,035
Atlantic	3,110	2,313	7,157	4,553
Latin America	788	659	2,846	2,084
Pacific	559	338	1,532	657
Total	$13,119	$11,464	$36,735	$29,329

Operating revenue by geographic region
	Operating Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic	$10,461	$10,118	$30,607	$28,322
Atlantic	3,497	2,705	8,223	5,538
Latin America	891	752	3,208	2,417
Pacific	639	400	1,787	870
Total	$15,488	$13,975	$43,825	$37,147

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2023	Level 1	Level 2	Level 3
Cash equivalents	$1,854	$1,854	$—	$—
Restricted cash equivalents	134	134	—	—
Short-term investments
U.S. Government securities	1,162	239	923	—
Corporate obligations	857	—	857	—
Asset-backed securities	86	—	86	—
Other fixed income securities	65	—	65	—
Long-term investments and related	1,647	1,342	130	175
Fuel hedge contracts	12	—	12	—
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 9

Notes to the Condensed Consolidated Financial Statements

(in millions)	December 31, 2022	Level 1	Level 2	Level 3
Cash equivalents	$2,021	$2,021	$—	$—
Restricted cash equivalents	206	206	—	—
Short-term investments
U.S. Government securities	1,587	122	1,465	—
Corporate obligations	1,614	—	1,614	—
Other fixed income securities	67	—	67	—
Long-term investments	1,450	1,305	38	107
Fuel hedge contracts	(47)	—	(47)	—

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

As of September 30, 2023, the estimated fair value of our short-term investments was $2.2 billion. Of these investments, $2.1 billion are expected to mature in one year or less, with the remainder maturing by the first quarter of 2026. Investments with maturities beyond one year when purchased are classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

Long-Term Investments and Related. Our long-term investments measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheet. Our equity investments in private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances. As of September 30, 2023 our equity investment in Wheels Up Experience Inc. ("Wheels Up") is classified as Level 3 in the fair value hierarchy. In prior periods, this investment was classified as Level 1. We determined the quoted price of its publicly-traded shares does not represent fair value after the closing of Wheels Up's $500 million credit facility on September 20, 2023. In addition to the quoted price, the valuation of our equity investment in Wheels Up considered certain unobservable inputs, including Wheels Up's financial projections, using both market and income approach valuation techniques. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. See Note 4, "Investments," for further information on the transaction with Wheels Up and our other equity investments.

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are primarily related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). Our fuel hedge portfolio may consist of a combination of options, swaps or futures contracts, most of which have a duration of less than three months. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized losses of $140 million and $96 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and nine months ended September 30, 2023, respectively, compared to gains of $139 million and losses of $339 million for the three and nine months ended September 30, 2022, respectively. The losses recognized during the first nine months of 2023 were composed of $59 million of mark-to-market gains and $155 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our Monroe refinery segment.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 10

Notes to the Condensed Consolidated Financial Statements
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

Fair Value Investments. Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net in our income statement within non-operating expense and are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in certain companies, particularly those without publicly-traded shares.

Equity Method Investments. We record our share of our equity method investees' financial results in our income statement as described in the table below.

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Air France-KLM	Fair Value	3%	3%	$92	$97
China Eastern	Fair Value	2%	2%	159	189
CLEAR	Fair Value	5%	5%	158	227
Grupo Aeroméxico	Equity Method(1)	20%	20%	459	412
Hanjin KAL	Fair Value(2)	15%	15%	313	296
LATAM	Fair Value	10%	10%	548	403
Unifi Aviation	Equity Method(3)	49%	49%	174	165
Wheels Up	Fair Value(4)	39%	21%	59	54
Other investments	Various			329	285
Equity investments				$2,291	$2,128
(1)Results are included in miscellaneous, net in our income statement under non-operating expense.
(2)At September 30, 2023, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(4)See below for additional information about our ownership interest and voting rights.

Wheels Up. We, along with Certares Management LLC, Knighthead Capital Management LLC and Cox Enterprises, Inc. announced the closing on September 20, 2023 of an expanded strategic partnership with Wheels Up, which includes an agreement for a $500 million credit facility to Wheels Up. At closing, the credit facility was comprised of a $350 million term loan, of which we contributed $150 million, and a $100 million liquidity facility that we made available to Wheels Up in the event the company's liquidity falls below $100 million. The terms of the credit facility permit one or more new lenders to provide an aggregate incremental $50 million term loan after the closing date. In connection with the closing, the term loan investors received newly issued shares of Wheels Up's common stock representing 80% of Wheels Up's outstanding equity as of the closing of the credit facility on a fully diluted basis. Upon approval by Wheels Up's stockholders of an amendment to its certificate of incorporation, Wheels Up is expected to issue to the lenders additional new shares such that the lenders will own 95% of Wheels Up's outstanding equity as of the closing of the credit facility on a fully diluted basis.

The $150 million cash contribution was reflected as an investing outflow in our Condensed Consolidated Statement of Cash Flows and allocated on a relative fair value basis to a loan receivable within other noncurrent assets and an equity investment on our balance sheet. Combined with our previous ownership stake, this new investment provides us with a 39% equity stake in Wheels Up calculated based on Wheels Up's outstanding equity as of September 20, 2023. Our current percentage ownership does not reflect the anticipated dilutive effect from the additional shares to be issued to the lenders (including potentially to one or more new lenders under the term loan) upon approval by Wheels Up's stockholders and common stock grants expected to be made under Wheels Up's equity compensation plans. Furthermore, Delta's voting rights with respect to its Wheels Up equity stake are capped at 29.9%.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 11

Notes to the Condensed Consolidated Financial Statements
As a result of the transaction, we concluded that Wheels Up is a variable interest entity ("VIE"). A VIE requires consolidation by the entity’s primary beneficiary. We determined that we are not the primary beneficiary after assessing the decision-making process for the significant activities of Wheels Up, concluding that Wheels Up's Board of Directors continues to possess the decision-making authority over the significant activities, and we do not control Wheels Up's Board. Based on this assessment, Wheels Up is not consolidated in our financial statements.

We continue to account for our equity interest under the fair value option, as originally elected as part of our initial acquisition of Wheels Up shares in 2020. We will also account for our loan receivable at fair value, as the fair value option is applied to all of an investor's financial interests in the same entity. None of the $100 million liquidity facility has been drawn as of September 30, 2023.

NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			September 30,	December 31,
(in millions)	Dates			September 30, 2023			2023	2022
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2024	to	2029	2.90%	to	7.38%	2,590	2,997
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2023	to	2028	4.50%	and	4.75%	4,655	5,144
SkyMiles Term Loan(1)(2)	2023	to	2027	9.08%			1,882	2,820
NYTDC Special Facilities Revenue Bonds(1)	2024	to	2045	4.00%	to	5.00%	2,778	2,838
Financing arrangements secured by aircraft:
Certificates(1)	2023	to	2028	2.00%	to	8.00%	1,632	1,802
Notes(1)(2)	2023	to	2033	6.76%	to	8.00%	173	813
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			838	1,542
2018 Revolving Credit Facility(2)	2024	to	2025	Undrawn			—	—
Other financings(1)(2)	2023	to	2030	2.51%	to	5.00%	67	67
Other revolving credit facilities(2)	2023	to	2024	Undrawn			—	—
Total secured and unsecured debt							$18,111	$21,519
Unamortized (discount)/premium and debt issue cost, net and other							(83)	(138)
Total debt							$18,028	$21,381
Less: current maturities							(1,681)	(2,055)
Total long-term debt							$16,347	$19,326
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to Secured Overnight Financing Rate ("SOFR") (generally subject to a floor) or another index rate, plus a specified margin.

Availability Under Revolving Credit Facilities

As of September 30, 2023, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of September 30, 2023 that did not affect the availability of our revolving credit facilities.

Early Settlement of Outstanding Notes

During the nine months ended September 30, 2023, we repurchased a principal amount of $1.4 billion of various secured and unsecured notes and a portion of the SkyMiles Term Loan on the open market and made early principal repayments of $585 million on various notes secured by aircraft. These payments resulted in a $63 million loss on extinguishment of debt recorded in non-operating expense in our income statement.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 12

Notes to the Condensed Consolidated Financial Statements
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

Fair value of outstanding debt
(in millions)	September 30, 2023	December 31, 2022
Net carrying amount	$18,028	$21,381
Fair value	$17,300	$20,700

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at September 30, 2023.

NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic cost (benefit)
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2023	2022	2023	2022
Three Months Ended September 30,
Service cost	$—	$—	$18	$18
Interest cost	213	153	50	32
Expected return on plan assets	(264)	(330)	—	(4)
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	60	64	3	13
Net periodic cost (benefit)	$9	$(113)	$70	$58

Nine Months Ended September 30,
Service cost	$—	$—	$54	$53
Interest cost	638	459	150	96
Expected return on plan assets	(791)	(990)	(1)	(12)
Amortization of prior service credit	—	—	(4)	(4)
Recognized net actuarial loss	179	191	10	41
Net periodic cost (benefit)	$26	$(340)	$209	$174

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within pension and related (expense)/benefit under non-operating expense.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 13

Notes to the Condensed Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $17.8 billion at September 30, 2023.

Aircraft purchase commitments(1)
(in millions)	Total
Three months ending December 31, 2023	$920
2024	3,520
2025	5,410
2026	3,850
2027	2,720
Thereafter	1,410
Total	$17,830
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and may be subject to change based on modifications to those agreements or changes in delivery schedules.

Our future aircraft purchase commitments included the following aircraft at September 30, 2023:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	68
A321-200neo	113
A330-900neo	16
A350-900	16
B-737-10	100
Total	313

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

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 14

Notes to the Condensed Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Changes in value	—	(1)	—	(1)
Reclassifications into earnings(1)	185	—	(43)	142
Balance at September 30, 2023	$(6,439)	$40	$739	$(5,660)

Balance at January 1, 2022	$(8,355)	$41	$1,184	$(7,130)
Reclassifications into earnings(1)	240	—	(56)	184
Balance at September 30, 2022	$(8,115)	$41	$1,128	$(6,946)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in pension and related (expense)/benefit in non-operating expense in our income statement.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 15

Notes to the Condensed Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and from jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the three and nine months ended September 30, 2023 was $519 million and $1.8 billion, respectively, compared to $834 million and $2.6 billion for the three and nine months ended September 30, 2022, respectively.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2023
Operating revenue:	$14,553	$1,886				$15,488
Sales to airline segment				$(385)	(1)
Exchanged products				(519)	(2)
Sales of refined products				(47)
Depreciation and amortization	594	23		(23)	(3)	594
Operating income	1,865	119	(3)	—		1,984
Interest expense, net	196	6		(6)		196
Total assets, end of period	69,851	3,397		(1)		73,247
Net fair value obligations, end of period	—	(9)		—		(9)
Capital expenditures	1,201	68		—		1,269

Three Months Ended September 30, 2022
Operating revenue:	$12,841	$2,599				$13,975
Sales to airline segment				$(504)	(1)
Exchanged products				(834)	(2)
Sales of refined products				(127)
Depreciation and amortization	538	23		(23)	(3)	538
Operating income	1,264	192	(3)	—		1,456
Interest expense, net	248	3		(3)		248
Total assets, end of period	69,680	2,977		(61)		72,596
Net fair value obligations, end of period	—	(291)		—		(291)
Capital expenditures	1,393	49		—		1,442
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

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 16

Notes to the Condensed Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2023
Operating revenue:	$41,008	$6,274				$43,825
Sales to airline segment				$(1,346)	(1)
Exchanged products				(1,848)	(2)
Sales of refined products				(263)
Depreciation and amortization	1,731	69		(69)	(3)	1,731
Operating income	3,814	385	(3)	—		4,199
Interest expense, net	627	14		(14)		627
Capital expenditures	3,594	127		—		3,721

Nine Months Ended September 30, 2022
Operating revenue:	$33,312	$8,265				$37,147
Sales to airline segment				$(1,557)	(1)
Exchanged products				(2,623)	(2)
Sales of refined products				(250)
Depreciation and amortization	1,554	70		(70)	(3)	1,554
Operating income	1,676	515	(3)	—		2,191
Interest expense, net	791	7		(7)		791
Capital expenditures	4,069	97		—		4,166
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

Fair Value Obligations

The net fair value obligations presented in the table above are related to renewable fuel compliance costs and presented net of any related assets or fixed price purchase agreements. Their value is based on quoted market prices and other observable information and are therefore classified as Level 2 in the fair value hierarchy. Our obligation as of September 30, 2023 was calculated using the U.S. Environmental Protection Agency's ("EPA") Renewable Fuel Standard ("RFS") volume requirements, which were finalized in 2022 for the 2021 and 2022 obligations, and proposed in 2022 for 2023 obligations. In the March 2023 quarter, we settled a portion of our 2021 Renewable Identification Numbers ("RINs") obligation with the EPA. We expect to settle the remaining 2021 and our entire 2022 RINs obligation by the 2022 compliance deadline in the December 2023 quarter.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 17

Notes to the Condensed Consolidated Financial Statements
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

Basic and diluted earnings per share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income	$1,108	$695	$2,572	$489

Basic weighted average shares outstanding	639	638	639	638
Dilutive effect of share-based instruments	5	3	4	3
Diluted weighted average shares outstanding	644	641	643	641

Basic earnings per share	$1.73	$1.09	$4.03	$0.77
Diluted earnings per share	$1.72	$1.08	$4.00	$0.76
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 18

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

September 2023 Quarter Financial Highlights

Our operating income for the September 2023 quarter improved $528 million compared to the September 2022 quarter to $2.0 billion for the reasons discussed below.

Revenue. Compared to the September 2022 quarter, our total revenue increased $1.5 billion, or 11%, due primarily to a 16% increase in capacity driven by strength in the demand for premium products and international travel. Total revenue, adjusted (a non-GAAP financial measure) increased in the September 2023 quarter by $1.7 billion, or 13%, compared to the September 2022 quarter. Adjustments were primarily to exclude revenue related to refinery sales to third parties.

Operating Expense. Total operating expense in the September 2023 quarter increased $1.0 billion, or 8%, compared to the September 2022 quarter, primarily due to higher employee costs from increased wages and profit sharing, higher maintenance costs and increased costs associated with higher capacity, partially offset by lower fuel expense and lower expenses related to refinery sales to third parties, reflected in ancillary businesses and refinery expense. Total operating expense, adjusted (a non-GAAP financial measure) in the September 2023 quarter increased $1.2 billion, or 11%, compared to the September 2022 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties.

Our total operating cost per available seat mile ("CASM") decreased 7% compared to the September 2022 quarter, primarily due to a 16% increase in capacity, as well as lower fuel expense and lower expenses related to refinery sales to third parties. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure) increased 1.3%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of September 30, 2023 was $7.8 billion. During the September 2023 quarter, operating activities generated $1.1 billion. Also, during the quarter, cash flows used in investing activities totaled $131 million as capital expenditures and our investment in Wheels Up were partially offset by redemptions of short-term investments. These operating and investing activities generated negative free cash flow of $250 million (a non-GAAP financial measure) in the September 2023 quarter. Additionally, we had cash outflows of $724 million related to repayments of our debt and finance leases.

Total cash sales to American Express were $1.7 billion in the September 2023 quarter, an increase of approximately 20% compared to the September 2022 quarter.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 19

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended September 30, 2023 and 2022

Total Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2023		2022
Ticket - Main cabin	$6,620		$5,893		$727		12%
Ticket - Premium products	5,113		4,354		759		17%
Loyalty travel awards	902		786		116		15%
Travel-related services	484		431		53		12%
Passenger revenue	$13,119		$11,464		$1,655		14%
Cargo	154		240		(86)		(36)%
Other	2,215		2,271		(56)		(2)%
Total operating revenue	$15,488		$13,975		$1,513		11%

TRASM (cents)	21.15	¢	22.18	¢	(1.03)	¢	(5)%
Third-party refinery sales	(1.28)		(1.80)		0.52		(29)%
TRASM, adjusted(2)	19.87	¢	20.38	¢	(0.51)	¢	(2.5)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the September 2022 quarter, total revenue increased $1.5 billion, or 11%, due primarily to a 16% increase in capacity driven by strength in travel demand, with growth in revenue from premium products outpacing main cabin. This increase was partially offset by a decline in third-party refinery sales recorded in other revenue. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales. Total revenue per available seat mile ("TRASM") decreased 5% in large part as a result of the decline in third-party refinery sales.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2022
(in millions)	Three Months Ended September 30, 2023	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,662	6%	12%	11%	(5)%	(4)%	1	pt
Atlantic	3,110	34%	23%	22%	9%	10%	1	pt
Latin America	788	20%	23%	19%	(3)%	—%	3	pts
Pacific	559	65%	62%	70%	2%	(3)%	(4)	pts
Total	$13,119	14%	17%	16%	(2)%	(1)%	1	pt

Domestic

Domestic passenger revenue increased 6% in the September 2023 quarter compared to the September 2022 quarter on an 11% increase in capacity and a slight increase in load factor. We experienced strong revenue results across the domestic network, with coastal hub markets such as New York and Boston improving significantly compared to the prior period, and domestic business travel revenue improving compared to the September 2022 quarter.

International

International passenger revenue for the September 2023 quarter increased compared to the September 2022 quarter in each geographic region. Overall, international demand remained strong leading to an increase in passenger unit revenue of 7% on a 26% increase in capacity compared to the September 2022 quarter.

Consumers continue to show a strong desire for transatlantic travel, driving higher revenue and passenger unit revenue during the September 2023 quarter on 22% capacity growth compared to the September 2022 quarter. The increase in revenue was led by higher demand for travel to leisure destinations in southern Europe and premium products.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Latin America region revenue increased during the September 2023 quarter, due to strong demand for leisure destinations in South America and the Caribbean. In addition, during the first year of our joint venture with LATAM we have streamlined travel between North and South America while expanding connections in each of our key hub airports.

Pacific region revenue benefited from improved demand for travel to the region, particularly to Japan, on increased capacity following the lifting of travel restrictions and the performance of our joint venture with Korean Air.

Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Refinery	$935	$1,134	$(199)	(18)%
Loyalty program	791	655	136	21%
Ancillary businesses	212	249	(37)	(15)%
Miscellaneous	277	233	44	19%
Other revenue	$2,215	$2,271	$(56)	(2)%

Refinery. Refinery sales to third parties decreased $199 million compared to the September 2022 quarter due to lower pricing and a planned maintenance event ("turnaround") which began in September 2023. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. Loyalty program revenue relates to brand usage by third parties and other performance obligations embedded in miles sold, including redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to the September 2022 quarter, due to increased co-brand card spend.

Miscellaneous. Miscellaneous is primarily composed of revenues related to Delta Sky Club lounge access, including access provided to certain American Express cardholders, and codeshare agreements. The volume of these transactions has increased compared to the September 2022 quarter in line with the increased capacity.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Salaries and related costs	$3,760	$3,050	$710	23%
Aircraft fuel and related taxes	2,936	3,318	(382)	(12)%
Ancillary businesses and refinery	1,128	1,349	(221)	(16)%
Contracted services	1,004	881	123	14%
Landing fees and other rents	679	562	117	21%
Aircraft maintenance materials and outside repairs	661	487	174	36%
Passenger commissions and other selling expenses	618	546	72	13%
Depreciation and amortization	594	538	56	10%
Regional carrier expense	546	528	18	3%
Passenger service	449	406	43	11%
Profit sharing	417	237	180	76%
Aircraft rent	131	131	—	—%
Other	581	486	95	20%
Total operating expense	$13,504	$12,519	$985	8%

Salaries and Related Costs. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%.

Over the past year, we implemented base pay increases for eligible non-pilot employees of 5% effective April 1, 2023. Additionally, we have approximately 8,000 more employees as of September 30, 2023 than at September 30, 2022, principally in in-flight service, flight operations and aircraft maintenance, in order to support the growth in our operations. Each of these items contributed to the increase in salaries and related costs during the September 2023 quarter compared to the September 2022 quarter.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $382 million compared to the September 2022 quarter primarily due to a 23% decrease in the market price of jet fuel partially offset by a 14% increase in consumption on a 16% increase in capacity. The refinery also provided a benefit of 11 cents per gallon compared to a benefit of 21 cents per gallon in the September 2022 quarter. We expect jet fuel prices to remain volatile throughout the remainder of 2023 and into 2024.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Fuel purchase cost(1)	$3,076	$3,474	$(398)	$2.89	$3.74	$(0.85)
Fuel hedge impact	(21)	36	(57)	(0.02)	0.04	(0.06)
Refinery segment impact	(119)	(192)	73	(0.11)	(0.21)	0.10
Total fuel expense	$2,936	$3,318	$(382)	$2.76	$3.57	$(0.81)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties decreased $199 million compared to the September 2022 quarter due to lower pricing and the turnaround which began in September 2023. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 22

Item 2. MD&A - Results of Operations
Contracted Services. During the September 2023 quarter, capacity increased 16% compared to the September 2022 quarter resulting in higher volume-related contracted services expenses, in addition to inflationary pressures.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the September 2022 quarter that contributed to our increased capacity.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs expense increased compared to the September 2022 quarter as we continued to invest in the operational reliability of our fleet, in particular related to engine overhauls on our B-757 aircraft, in addition to higher material costs.

Passenger Commissions and Other Selling Expenses. Compared to the September 2022 quarter, passenger revenue increased in the September 2023 quarter which was the primary reason for the increase in passenger commissions and other selling expenses.

Profit Sharing. Profit sharing increased $180 million compared to the September 2022 quarter due to higher projected profitability in 2023. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual pre-tax profit and 20% of annual pre-tax profit above $2.5 billion, as defined by the terms of the program. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

Other. The increase in other is primarily due to higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs, and inflationary pressures.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 23

Item 2. MD&A - Results of Operations
Results of Operations - Nine Months Ended September 30, 2023 and 2022

Total Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2023		2022
Ticket - Main cabin	$18,538		$15,000		$3,538		24%
Ticket - Premium products	14,263		11,005		3,258		30%
Loyalty travel awards	2,547		2,073		474		23%
Travel-related services	1,387		1,251		136		11%
Passenger revenue	$36,735		$29,329		$7,406		25%
Cargo	535		801		(266)		(33)%
Other	6,555		7,017		(462)		(7)%
Total operating revenue	$43,825		$37,147		$6,678		18%

TRASM (cents)	21.53	¢	21.38	¢	0.15	¢	1%
Third-party refinery sales(2)	(1.38)		(2.20)		0.82		(37)%
TRASM, adjusted	20.14	¢	19.18	¢	0.96	¢	5%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2022 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2023 and 2022.

Compared to the nine months ended September 30, 2022, total revenue increased $6.7 billion, or 18%, due primarily to strength in travel demand on higher capacity and higher yield.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2022
(in millions)	Nine Months Ended September 30, 2023	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$25,200	14%	11%	9%	3%	5%	1	pt
Atlantic	7,157	57%	40%	36%	12%	16%	3	pts
Latin America	2,846	37%	20%	12%	14%	22%	6	pts
Pacific	1,532	133%	144%	92%	(5)%	22%	17	pts
Total	$36,735	25%	20%	17%	4%	7%	3	pts

Domestic passenger unit revenue for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 as a result of the higher levels of capacity and yield during the nine months ended September 30, 2023 due to strong demand in the period. International passenger revenue for the nine months ended September 30, 2023 increased 58% on 35% higher capacity compared to the nine months ended September 30, 2022 due to U.S. consumer demand for international travel and the removal of travel restrictions.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Refinery	$2,817	$3,835	$(1,018)	(27)%
Loyalty program	2,291	1,877	414	22%
Ancillary businesses	657	665	(8)	(1)%
Miscellaneous	790	640	150	23%
Other revenue	$6,555	$7,017	$(462)	(7)%
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 24

Item 2. MD&A - Results of Operations
Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2023	2022
Salaries and related costs	$10,838	$8,832	$2,006	23%
Aircraft fuel and related taxes	8,128	8,633	(505)	(6)%
Ancillary businesses and refinery	3,427	4,449	(1,022)	(23)%
Contracted services	3,009	2,425	584	24%
Landing fees and other rents	1,880	1,611	269	17%
Aircraft maintenance materials and outside repairs	1,860	1,474	386	26%
Passenger commissions and other selling expenses	1,770	1,385	385	28%
Depreciation and amortization	1,731	1,554	177	11%
Regional carrier expense	1,664	1,547	117	8%
Passenger service	1,307	1,050	257	24%
Profit sharing	1,084	291	793	NM
Pilot agreement and related expenses	864	—	864	NM
Aircraft rent	395	380	15	4%
Other	1,669	1,325	344	26%
Total operating expense	$39,626	$34,956	$4,670	13%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2022 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2023 and 2022.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $505 million compared to the nine months ended September 30, 2022 due to a 19% decrease in the market price per gallon of jet fuel partially offset by a 16% increase in consumption on a 17% increase in capacity. The refinery also provided a benefit of 13 cents per gallon compared to a benefit of 20 cents per gallon in the nine months ended September 30, 2022.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Fuel purchase cost(1)	$8,572	$9,189	$(617)	$2.91	$3.61	$(0.70)
Fuel hedge impact	(59)	(41)	(18)	(0.02)	(0.02)	—
Refinery segment impact	(385)	(515)	130	(0.13)	(0.20)	0.07
Total fuel expense	$8,128	$8,633	$(505)	$2.76	$3.39	$(0.63)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Passenger Service. Passenger service expenses increased compared to the prior period due to higher volume-related expenses associated with increased demand and expanded onboard service offerings.

Pilot agreement and related expenses. In addition to the items in salaries and related costs above under Results of Operations - Three Months Ended September 30, 2023 and 2022, the recently ratified pilot agreement also includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 25

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(in millions)	2023	2022		2023	2022
Interest expense, net	$(196)	$(248)	$52	$(627)	$(791)	$164
Gain/(loss) on investments, net	(206)	(245)	39	45	(613)	658
Loss on extinguishment of debt	(13)	(34)	21	(63)	(100)	37
Pension and related (expense)/benefit	(61)	73	(134)	(183)	218	(401)
Miscellaneous, net	13	(40)	53	(38)	(111)	73
Total non-operating expense, net	$(463)	$(494)	$31	$(866)	$(1,397)	$531

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year periods as a result of increased interest income and reduced interest expense resulting from our debt reduction initiatives. Interest income increased as a result of higher interest rates and higher short-term investment balances throughout 2023. During 2022, we made payments of approximately $4.5 billion related to our debt and finance lease obligations and we have continued to pay down our debt during the nine months ended September 30, 2023 with $3.7 billion of payments on debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

Gain/(loss) on investments, net. Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net and are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in certain companies, particularly those without publicly-traded shares. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis.

Loss on extinguishment of debt. Loss on extinguishment of debt reflects the losses incurred in the early repayment of certain loans and notes.

Pension and related (expense)/benefit. Pension and related (expense)/benefit reflects the net periodic (cost)/benefit of our pension and other postretirement and postemployment benefit plans. The unfavorable year-over-year change in pension and related (expense)/benefit results from lower expected return on plan assets during 2023. This is due to lower plan asset balances as of December 31, 2022, compared to December 31, 2021, primarily resulting from investment value declines in 2022 consistent with the broader financial markets.

Miscellaneous, net. Miscellaneous, net primarily includes foreign exchange gains/(losses), charitable contributions and our share of our equity method investments results.

Income Taxes

We project our annual effective tax rate for 2023 will be between 22% and 24%. Our effective tax rate in 2023 may be impacted by mark-to-market adjustments on our equity investments. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates, changes in our mark-to-market equity investments and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 26

Item 2. MD&A - Refinery Segment

Refinery segment financial information
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Exchange products	$519	$834	$(315)	$1,848	$2,623	$(775)
Sales of refined products	47	127	(80)	263	250	13
Sales to airline segment	385	504	(119)	1,346	1,557	(211)
Third party refinery sales	935	1,134	(199)	2,817	3,835	(1,018)
Operating revenue	$1,886	$2,599	$(713)	$6,274	$8,265	$(1,991)

Operating income	$119	$192	$(73)	$385	$515	$(130)
Refinery segment impact on airline average price per fuel gallon	$(0.11)	$(0.21)	$0.10	$(0.13)	$(0.20)	$0.07

The refinery generated lower operating income in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, as a result of lower pricing.

Starting in mid-September 2023, the refinery began the turnaround that is performed once every five years in accordance with the long-term maintenance plan of the facility to allow for safe completion of major repairs and upgrades. The turnaround is expected to conclude in mid-November 2023 and until that time there will be no production at the refinery.

A refinery is subject to annual U.S. Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. Alternatively, a refinery may purchase RINs from third parties in the secondary market. The Monroe refinery purchases the majority of its RINs in the secondary market. Observable RINs prices declined slightly since the beginning of 2023 through September 30, 2023 and Monroe incurred $80 million and $287 million in RINs compliance costs during the three and nine months ended September 30, 2023, respectively, compared to $140 million and $448 million in the three and nine months ended September 30, 2022.

At September 30, 2023, we had a net fair value obligation of $9 million related to RINs compliance costs. Our obligation as of September 30, 2023 was calculated using the Renewable Fuel Standard ("RFS") volume requirements, which were finalized in 2022 for the 2021 and 2022 obligations, and proposed in 2022 for 2023 obligations. In the March 2023 quarter, we settled a portion of our 2021 RINs obligation with the EPA. We expect to settle the remaining 2021 and our entire 2022 RINs obligation by the 2022 compliance deadline in the December 2023 quarter.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 27

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)		Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2023		2022				2023		2022
Revenue passenger miles (in millions) ("RPM")	64,095		54,786		17%		174,586		145,004		20%
Available seat miles (in millions) ("ASM")	73,226		63,007		16%		203,571		173,720		17%
Passenger mile yield	20.47	¢	20.93	¢	(2)%		21.04	¢	20.23	¢	4%
Passenger revenue per available seat mile ("PRASM")	17.92	¢	18.19	¢	(1)%		18.05	¢	16.88	¢	7%
Total revenue per available seat mile ("TRASM")	21.15	¢	22.18	¢	(5)%		21.53	¢	21.38	¢	1%
TRASM, adjusted(2)	19.87	¢	20.38	¢	(2.5)%		20.14	¢	19.18	¢	5%
Cost per available seat mile ("CASM")	18.44	¢	19.87	¢	(7)%		19.47	¢	20.12	¢	(3)%
CASM-Ex(2)	12.59	¢	12.43	¢	1.3%		13.13	¢	12.78	¢	3%
Passenger load factor	88%		87%		1	pt	86%		83%		3	pts
Fuel gallons consumed (in millions)	1,062		930		14%		2,947		2,543		16%
Average price per fuel gallon(3)	$2.76		$3.57		(23)%		$2.76		$3.39		(19)%
Average price per fuel gallon, adjusted(2)(3)	$2.78		$3.53		(21)%		$2.78		$3.41		(18)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 28

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at September 30, 2023 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	3.8
A220-300	18	—	—	18	1.8	68	14
A319-100	57	—	—	57	21.6
A320-200	60	—	—	60	28.0
A321-200	63	22	42	127	4.8
A321-200neo	42	—	—	42	0.7	113	70
A330-200	11	—	—	11	18.5
A330-300	28	—	3	31	14.7
A330-900neo	15	3	5	23	2.1	16
A350-900	17	—	11	28	4.8	16
B-717-200	10	62	2	74	22.0
B-737-800	73	4	—	77	22.0
B-737-900ER	114	—	49	163	7.7
B-737-10	—	—	—	—	—	100	30
B-757-200	100	—	—	100	26.1
B-757-300	16	—	—	16	20.6
B-767-300ER	45	—	—	45	27.5
B-767-400ER	21	—	—	21	22.7
Total	731	95	112	938	14.7	313	114
(1)Includes both active and temporarily parked aircraft. Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The table below summarizes the aircraft operated by regional carriers on our behalf at September 30, 2023. In the June 2023 quarter, we retired all remaining CRJ-200 aircraft from service.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	18	123	—	—	141
SkyWest Airlines, Inc.	6	39	—	83	128
Republic Airways, Inc.	—	—	11	46	57
Total	24	162	11	129	326
(1)Includes both active and temporarily parked aircraft. We own 205 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 29

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of September 30, 2023, we had $7.8 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of September 30, 2023, we had approximately $2.8 billion undrawn and available under our revolving credit facilities. In addition, we had approximately $400 million outstanding letters of credit as of September 30, 2023 that did not affect the availability of our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $5.9 billion and $5.2 billion in the nine months ended September 30, 2023 and 2022, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2023.

Our operating cash flow is impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liability. The air traffic liability typically increases during the winter and spring months as advance ticket sales grow prior to the summer peak travel season and decreases during the summer and fall months. We continue to see customers purchasing flights further in advance compared to historical patterns, enhancing the positive cash flow from advance ticket sales.

Fuel. Fuel expense represented approximately 21% and 25% of our total operating expense for the nine months ended September 30, 2023 and 2022, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Although the average fuel price per gallon decreased during the nine months ended September 30, 2023, fuel costs remain high compared to historical levels. We expect jet fuel prices to remain volatile throughout the remainder of 2023 and into 2024. Fuel consumption was also higher during the nine months ended September 30, 2023 compared to the prior year period due to the increase in capacity. We continue to expect that fuel consumption for the full year 2023 will be higher compared to 2022, as we anticipate capacity for the full year to be higher than 2022, partially offset by increases in the fuel efficiency of our fleet.

Profit Sharing. Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the nine months ended September 30, 2023, we accrued $1.1 billion in profit sharing expense based on the year-to-date performance and current expectations for 2023 profit.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card companies, hotels, car rental agencies and ridesharing companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $5.1 billion in the nine months ended September 30, 2023, an increase of 26% compared to the prior year period.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 30

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the nine months ended September 30, 2023, we redeemed a net of $1.2 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $3.7 billion and $4.2 billion for the nine months ended September 30, 2023 and 2022, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the New York-LaGuardia airport project discussed below, our expected 2023 capital spend of approximately $5.5 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements and may vary depending on financing decisions.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is ongoing and is being phased to limit passenger inconvenience. Due to an acceleration effort that commenced in 2020, completion is expected by 2025.

We currently expect our net project costs to be approximately $4.3 billion and we bear the risks of project construction, including any potential cost over-runs. Using funding primarily provided by existing financing arrangements and other sources of funding, we expect to spend approximately $500 million on this project during 2023, of which $354 million was incurred in the nine months ended September 30, 2023.

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

Wheels Up. We, along with Certares Management LLC, Knighthead Capital Management LLC and Cox Enterprises, Inc. announced the closing on September 20, 2023 of an expanded strategic partnership with Wheels Up, which includes an agreement for a $500 million credit facility to Wheels Up. At closing, the credit facility was comprised of a $350 million term loan, of which we contributed $150 million, and a $100 million liquidity facility that we made available to Wheels Up in the event the company's liquidity falls below $100 million. The terms of the credit facility permit one or more new lenders to provide an aggregate incremental $50 million term loan after the closing date. In connection with the closing, the term loan investors received newly issued shares of Wheels Up's common stock representing 80% of Wheels Up's outstanding equity as of the closing of the credit facility on a fully diluted basis. Upon approval by Wheels Up's stockholders of an amendment to its certificate of incorporation, Wheels Up is expected to issue to the lenders additional new shares such that the lenders will own 95% of Wheels Up's outstanding equity as of the closing of the credit facility on a fully diluted basis.

The $150 million cash contribution was reflected as an investing outflow in our Condensed Consolidated Statement of Cash Flows and allocated on a relative fair value basis to a loan receivable within other noncurrent assets and an equity investment on our balance sheet.

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2023, we had cash outflows of $3.7 billion related to repayments of our debt and finance lease obligations, including $1.4 billion of principal amounts for the early repurchase of various secured and unsecured notes and a portion of the SkyMiles Term Loan on the open market and early principal repayments of $585 million on various notes secured by aircraft. Approximately $1.7 billion of the early repurchases and repayments were scheduled to mature after 2023. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

In the March 2023 quarter, both Fitch and S&P credit rating agencies upgraded our debt rating outlooks to stable and positive, respectively. In the September 2023 quarter, S&P upgraded our credit rating to BB+.

The principal amount of our debt and finance leases was $19.6 billion at September 30, 2023.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 31

Item 2. MD&A - Financial Condition and Liquidity
Capital Return to Shareholders. On June 15, 2023, the Board of Directors approved and we paid a quarterly dividend of $0.10 per share on August 7, 2023.

On September 28, 2023, the Board of Directors approved and we will pay a quarterly dividend of $0.10 per share on November 2, 2023 to shareholders of record as of October 12, 2023.

Covenants. We were in compliance with the covenants in our debt agreements at September 30, 2023.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 32

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

Total revenue, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2023	2022
Total revenue	$15,488	$13,975
Adjusted for:
Third-party refinery sales	(935)	(1,134)
Total revenue, adjusted	$14,553	$12,840
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 33

Item 2. MD&A - Supplemental Information

Operating expense, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2023	2022
Operating expense	$13,504	$12,519
Adjusted for:
MTM adjustments and settlements on hedges	21	(36)
Third-party refinery sales	(935)	(1,134)
Restructuring charges	—	(1)
Operating expense, adjusted	$12,590	$11,348

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions, except per gallon data)	2023	2022	2023	2022
Total fuel expense	$2,936	$3,318	$2.76	$3.57
Adjusted for:
MTM adjustments and settlements on hedges	21	(36)	0.02	(0.04)
Total fuel expense, adjusted	$2,957	$3,282	$2.78	$3.53

			Average Price Per Gallon
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per gallon data)	2023	2022	2023	2022
Total fuel expense	$8,128	$8,633	$2.76	$3.39
Adjusted for:
MTM adjustments and settlements on hedges	59	41	0.02	0.02
Total fuel expense, adjusted	$8,188	$8,674	$2.78	$3.41

TRASM, adjusted reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
TRASM (cents)	21.15	¢	22.18	¢	21.53	¢	21.38	¢
Adjusted for:
Third-party refinery sales	(1.28)		(1.80)		(1.38)		(2.20)
TRASM, adjusted	19.87	¢	20.38	¢	20.14	¢	19.18	¢

CASM-Ex reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
CASM (cents)	18.44	¢	19.87	¢	19.47	¢	20.12	¢
Adjusted for:
Aircraft fuel and related taxes	(4.01)		(5.26)		(4.00)		(4.97)
Third-party refinery sales	(1.28)		(1.80)		(1.38)		(2.20)
Profit sharing	(0.57)		(0.38)		(0.53)		(0.17)
One-time pilot agreement expenses	—		—		(0.42)		—
CASM-Ex	12.59	¢	12.43	¢	13.13	¢	12.78	¢

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 34

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

•Strategic investments and related. Certain cash flows related to our investments in and related transactions with other airlines and associated companies, including Wheels Up in the September 2023 quarter, are included in our GAAP investing activities. We adjust for this activity because it provides a more meaningful comparison to our airline industry peers.

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

Free cash flow reconciliation
Three Months Ended September 30,
(in millions)	2023
Net cash provided by operating activities	$1,076
Net cash used in investing activities	(131)
Adjusted for:
Net redemptions of short-term investments	(1,226)
Strategic investments and related	152
Net cash flows related to certain airport construction projects and other	40
Financed aircraft acquisitions	(162)
Free cash flow	$(250)
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 35

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2023 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

"Item 3. Legal Proceedings" of our Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the legal proceedings described in our Form 10-K.

Capacity Antitrust Litigation

In July 2015, a number of purported class action antitrust lawsuits were filed alleging that Delta, American, United and Southwest had conspired to restrain capacity. The lawsuits were filed in the wake of media reports that the U.S. Department of Justice had served civil investigative demands upon these carriers seeking documents and information relating to this subject. The lawsuits have been consolidated into a single Multi-District Litigation proceeding in the U.S. District Court for the District of Columbia. In August 2023, the Court denied the defendants’ motions for summary judgment that had been pending for over two years. In September 2023, we moved to certify the decision for an interlocutory appeal or for reconsideration. Briefing related to that motion will run through mid-November 2023, and class certification discovery will commence in the meantime. Delta believes the claims in these cases are without merit and is vigorously defending these lawsuits.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 36

Item 2. Unregistered Sales of Equity Securities
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2023 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the September 2023 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 2023	24,298	$47.38	24,298	$—
August 2023	19,338	$45.23	19,338	$—
September 2023	13,392	$41.82	13,392	$—
Total	57,028		57,028

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 37

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
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
Delta Air Lines, Inc. | September 2023 Form 10-Q                                 38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
October 12, 2023

Delta Air Lines, Inc. | September 2023 Form 10-Q                                 39