Form 10-K
period 2023-12-31
DELTA AIR LINES, INC.
filed 2024-02-12
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company			☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $30.4 billion.
On January 31, 2024, there were outstanding 643,323,851 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      1

Item 1. Business
Part I

ITEM 1. BUSINESS

General

As a global airline based in the United States, we connect customers across our expansive global network with a commitment to industry-leading customer service, safety and innovation. In 2023, we served over 190 million customers.

Competitive Advantages and Brand Strength

The competitive advantages that support our trusted consumer brand include our people and culture, operational reliability, global network, customer loyalty and financial foundation. In 2023, we continued to differentiate Delta from the industry by strengthening our competitive advantages.

People and Culture

The Delta people and culture are our strongest competitive advantage. Our more than 100,000 employees provide world-class travel experiences for our customers and best-in-class service, delivering customer satisfaction and brand preference. We believe that Delta's brand transcends the industry, powered by our people's outstanding work and passion for serving our customers. Delta is the world's No. 11 Most Admired Company as ranked by FORTUNE and is ranked No. 13 in the U.S. on Glassdoor's Best Places to Work list.

Our industry-leading profit sharing program directly aligns our employees' interests with the company's long-term success and for 2023, we are rewarding them with $1.4 billion in profit sharing payments. The company also maintains a Shared Rewards program to incentivize operational performance, and our employees earned $53 million under this program in 2023.

Operational Reliability

We remain committed to industry-leading reliability and are consistently among the industry's best performers, delivering the best on-time arrival among our network carrier peers in 2023. In recognition of our commitment to operational performance and minimizing passenger disruption, we were honored for the third consecutive year with the Cirium Platinum Award for global operational excellence in January 2024, and named the most on-time airline in North America. The Wall Street Journal named us the top airline of 2023 among the nine major U.S. airlines in its annual airline scorecard for the third consecutive year, leading the industry in on-time arrivals and involuntary denied boardings.

Global Network

We and our alliance partners collectively serve over 130 countries and territories and over 700 destinations around the world. At the end of 2023, we offered more than 4,000 daily flights to more than 280 destinations on six continents.

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

In 2023, we focused on restoring our core hubs while solidifying positions in our coastal hubs. We expect to leverage our coastal gateways and strategic relationships with international airline partners to further grow our international service.

Delta Air Lines, Inc. | 2023 Form 10-K                                      2

Item 1. Business
Internationally, we operate significant hubs in, or have market presence in the key cities of, Amsterdam, Bogota, Lima, London-Heathrow, Mexico City, Paris-Charles de Gaulle, Santiago (Chile), Sao Paulo, Seoul-Incheon and Tokyo. Through innovative alliances with Aeroméxico, LATAM Airlines Group S.A. ("LATAM"), Air France-KLM, China Eastern, Korean Air and Virgin Atlantic, we seek to bring more choice to customers worldwide. Our strategic relationships with these international airlines are an important part of our business as they improve our access to markets around the world and enable us to provide customers a more seamless global travel experience across our alliance network. The most significant of these arrangements are commercial joint ventures or cooperation agreements that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. In some cases, we have reinforced strategic alliances through equity investments where we have opportunity to create deep relationships and maximize commercial cooperation.

Our global network is supported by a fleet of 1,273 aircraft as of December 31, 2023 that are varied in size and capabilities, giving us flexibility to adjust aircraft to the network. We are continuing to refresh our fleet by acquiring new and more fuel-efficient aircraft with increased premium seating and cargo capacity to replace retiring aircraft. Simultaneously, we continue on our multi-year journey of fleet simplification by replacing retiring aircraft with deliveries of next-generation aircraft. In 2023, we took delivery of 43 aircraft, including new A321neos, A220-300s and A330-900s. Our new aircraft delivered since 2019 are on average 28% more fuel efficient per seat mile than aircraft retired since 2019. In January 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.

Customer Loyalty

With operational excellence, best-in-class service and commitment to our customers, we have continued to earn our customers' trust and preference by delivering the "Delta Difference." We are elevating the customer experience by deploying our newest aircraft, accelerating generational airport investments in key markets, including new facilities that opened at New York-LaGuardia, Los Angeles and Salt Lake City, and investing in our digital transformation. We believe our continued investment in customer service and experience, operations, product, airports and technology has shaped customer perception of our brand leading to improvements in our domestic net promoter scores and increased customer loyalty compared to pre-pandemic levels. In 2023, various outlets recognized Delta as a trusted consumer brand, including:

•Named the number one airline by corporate travel customers in the annual Business Travel News Airline Survey for the 13th year in a row and the number one U.S. airline by Condé Nast Traveler readers.

•Ranked No. 12 in TIME magazine's World's Best Companies of 2023 based on revenue growth, employee satisfaction and the company's sustainability profile.

•Earned the No. 1 spot on The Points Guy's list of best U.S. Airlines for the fifth year in a row, and USA Today readers selected Delta as the Best Airline of 2023.

Our award-winning SkyMiles program, discussed in further detail below, is designed to attract lifetime members and to grow customer loyalty by offering our customers a wide variety of benefits when traveling with us and our partners, and personalizing our engagement with them. We aim to increase the value of our program for customers and to deepen customer engagement with Delta through a growing ecosystem of partnerships with premier brands, extending the value of our SkyMiles currency beyond flight and introducing new technology initiatives. We believe there is opportunity to continue this trend and expect the increased value we provide customers to deliver high-margin revenue and resilient cash flows.

Financial Foundation

In 2023, we made significant progress restoring our financial foundation with strong profitability and $2 billion of free cash flow for the year. Our financial results are discussed in more detail in "Item 7. Management's Discussion and Analysis," which includes definitions and reconciliations of non-GAAP financial measures, including free cash flow, under the "Supplemental Information" section.

Restoring the strength of our balance sheet and reducing debt is a key financial priority. During 2023, we repaid approximately $4.1 billion in debt and finance lease obligations and the company remains committed to regaining investment grade metrics.

Delta Air Lines, Inc. | 2023 Form 10-K                                      3

Item 1. Business
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

•Our Maintenance, Repair and Overhaul ("MRO") operation, where we believe that we remain well-positioned for growth through contractual agreements with jet engine manufacturers, including three next generation engine platforms.

•Our other complementary portfolio businesses, such as our cargo business and our travel-adjacent services, which include trip insurance, car and hotel rentals.

Our premium yield growth has significantly outpaced main cabin, with record paid load factors in premium cabin in 2023, as demand for premium products continues to grow. In 2023, we grew our mix of premium seats, including the continued expansion of Delta Premium Select. The sale of premium products is facilitated through various distribution channels, with 62% of tickets sold through direct channels in 2023. These include digital channels, such as the Fly Delta app, which surpassed one billion visits in 2023, delta.com and our reservations specialists. Indirect distribution channels include online travel agencies and traditional "brick and mortar" agencies. We make fare and product information widely available across those channels in an effort to ensure customers receive the best information and service options, further supporting the growth of premium products.

SkyMiles Program

Our SkyMiles program provides members with the ability to earn mileage credits ("miles") when traveling on Delta, Delta Connection and our partner airlines. Miles may also be earned by using certain services offered by program partners, such as credit card, retail, ridesharing, car rental and hotel companies. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

Miles may be used toward award redemptions such as flights and upgrades on Delta, our regional carriers and other participating airlines as well as donations to specific charities and more. In 2023, 10% of revenue miles flown on Delta were from award travel, as program members redeemed miles in the loyalty program for approximately 30 million award tickets. Our most significant and valuable contract to sell miles relates to our co-brand credit card relationship with American Express. In 2023, remuneration from American Express totaled $6.8 billion, which we expect to increase by 10% in 2024 and grow to $10 billion over the long-term.

Innovative Investments in Technology

Our objective is to make technology a strategic differentiator. We continue to invest in technological improvements that enhance the customer experience, support our operations and empower our people. These investments include innovations to customer facing applications and improvements to infrastructure and technology architecture to unify and improve access to data sources. We believe this digital transformation enhances interactions with our customers and allows our people to deliver more personalized service, further enhancing the customer experience, strengthening our brand and driving revenue and efficiency.

Through the development of innovative new technologies, we can better serve customers and give our employees the best tools. For our customers, we are making investments in the digital platforms on the ground and in the air. We continue to evolve the Fly Delta app into a digital travel concierge for our customers to offer convenient services on the day of travel and deliver thoughtful notifications to make their travel journeys more seamless. On the ground, we are investing to create a smoother, less stressful and increasingly contactless travel experience. Onboard the aircraft, we continue to invest in in-flight entertainment and announced fast and free Wi-Fi for all customers through a free SkyMiles account on most domestic mainline flights, with plans for full availability on international and regional aircraft. We also introduced Delta Sync, which will enable the creation of more personalized experiences over the next several years and further elevate the consumer experience across the travel journey, including partnerships with leading brands. For our employees, we are investing in applications that allow our people to have more meaningful interactions with our customers.
Delta Air Lines, Inc. | 2023 Form 10-K                                      4

Item 1. Business
Commercial Arrangements with Other Airlines

Joint Venture/Cooperation Agreements. We have implemented four separate joint venture or joint cooperation agreements with foreign carriers as described below. We have sought to reinforce a number of the agreements through equity investments in those carriers. See Note 4 of the Notes to the Consolidated Financial Statements for additional information about our equity investments.

Each of our joint venture or cooperation arrangements provides for joint commercial cooperation with the relevant partner within the geographic scope of the arrangement, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network and schedule planning and other coordinated activities with respect to the parties' operations on joint venture routes. Our implemented commercial joint ventures/cooperation agreements consist of the following:

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

•A joint venture agreement with LATAM with respect to traffic flows between North and South America, allowing our passengers to access more than 300 destinations between the United States/Canada and South America (Brazil, Chile, Colombia, Paraguay, Peru and Uruguay). We currently own an approximately 10% equity stake in LATAM.

•A joint venture with Korean Air with respect to traffic flows between the United States and certain countries in Asia. In addition to the joint venture, we own just under 15% of the outstanding common stock of Hanjin-KAL, the largest shareholder of Korean Air.

Each of our joint venture or joint cooperation agreements described above has been approved and granted antitrust immunity from the U.S. Department of Transportation ("DOT"). The grant of antitrust immunity for our joint cooperation agreement with Aeroméxico is subject to a pending renewal application with the DOT, which was tentatively dismissed pursuant to an Order to Show Cause issued by the DOT on January 26, 2024. The existing immunity remains in effect pending final adjudication of the renewal application, the timing and outcome of which cannot be predicted at this time.

Enhanced Commercial Agreements with China Eastern. We own a 2% equity interest in China Eastern, with whom we have a strategic joint marketing and commercial cooperation arrangement covering traffic flows between China and the U.S., which includes reciprocal codesharing, loyalty program participation, airport lounge access and joint sales cooperation.

SkyTeam. We are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aerolíneas Argentinas, Aeroméxico, Air Europa (Spain), Air France, China Airlines, China Eastern, Czech Airlines, Garuda Indonesia, ITA Airways (Italy), Kenya Airways, KLM, Korean Air, Middle East Airlines, Saudia, TAROM (Romania), Vietnam Airlines, Virgin Atlantic and Xiamen Airlines (China). Through alliance arrangements with other SkyTeam carriers, we are able to link our route network with those of the other member airlines, providing opportunities to increase connecting traffic while offering enhanced customer service through reciprocal codesharing and loyalty program participation, airport lounge access and cargo operations.

Other International Carriers. We also have marketing arrangements with other airlines to enhance our global network. These arrangements may include codesharing, reciprocal loyalty program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, office co-location and other activities.

Delta Air Lines, Inc. | 2023 Form 10-K                                      5

Item 1. Business
Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our network by serving passengers primarily in small and medium-sized cities in the domestic market. These arrangements enable us to better match capacity with demand in these markets.

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

Cargo

Through our global network, our cargo operations are able to connect the world’s major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, an international airline cargo alliance with eight other airlines that offer a network spanning six continents, through which we provide global solutions to our customers by connecting our network with those partners.

In 2023, cargo revenues decreased year over year, mostly resulting from lower yield due to decreased market demand and increased industry capacity.

Other Complementary Businesses

We have various other businesses arising from our airline operations, including the following:

•In addition to providing maintenance and engineering support for our fleet of 1,273 mainline and regional aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world. With agreements to service multiple next-generation aircraft engines, Delta TechOps is positioned as a leading global service provider for state-of-the-art, more sustainable engines.

•Our vacation wholesale subsidiary, Delta Vacations, provides vacation packages to third-party consumers. Revenue allocated to Delta Vacations excludes flight revenue associated with vacation packages.

In 2023, the aggregate revenue from our MRO operation and Delta Vacations was approximately $840 million.

Delta Air Lines, Inc. | 2023 Form 10-K                                      6

Item 1. Business
Environmental Sustainability

In 2023, we outlined our roadmap to a more sustainable future of travel that details our strategy for achieving net-zero greenhouse gas emissions from our airline operations by 2050. As part of this roadmap, we announced short-, medium- and long-term milestones which will help us measure and report progress towards our ultimate net-zero goal. In 2023, we made progress toward achievement of our goals across three key areas:

What We Fly

•Fleet renewal: We continue to make our existing fleet more efficient as older aircraft are retired. Additions to our fleet since 2019, including 43 new aircraft delivered in 2023, are on average 28% more fuel efficient per seat mile than aircraft retired since 2019. We also completed the retirement of the CRJ-200 fleet in 2023, our least fuel-efficient aircraft type, contributing to a fleet-wide fuel efficiency improvement of 5.5% compared to 2019.

•Pursuing future aviation technologies: Our sustainability strategy aims to introduce revolutionary aircraft into our fleet. In 2023, we joined a coalition alongside Boeing and NASA to support the Sustainable Flight Demonstrator program. We will serve as an adviser on a new aircraft design with a Transonic Truss-Braced Wing, which will be the first ever experimental aircraft focused on sustainability. We sold two retired MD-90 aircraft to Boeing which will become the test planes for the program. This innovative project supplements previously announced partnerships with Airbus on their hydrogen-powered aircraft research as well as our investment in Joby Aviation, which aims to pioneer home-to-airport transportation through electric, vertical takeoff and landing (eVTOL) technology.

•Fleet modification: Following the completed installation of split-scimitar winglets on the Boeing 737-900ER fleet, and outfitting all Boeing 737-800 and 737-900ER aircraft with lighter-weight, radial landing gear tires in 2022, we began installing split-scimitar winglets on the 737-800 fleet in 2023. When complete, this enhancement is expected to drive approximately three million gallons of fuel savings annually. Additionally, we completed modifications and certification test flights for a novel drag reduction system on the 737-800 fleet with Aero Design Labs, accelerating the certification of this innovation.

How We Fly

•Aircraft operations: Teams across Delta have worked together to make an impact through enhanced landing procedures, optimizations to flight routing and speed, and weight reduction initiatives. These cross-divisional efforts coordinated through our Carbon Council have saved over 20 million gallons of jet fuel in 2022 and 2023.

•Waste reduction: Our Waste Council was established in 2023 and led the evaluation of test sites across our operation aiming to capture more recyclable materials by changing processes and leveraging catering kitchens. We also launched our paperless gates initiative in 2023, allowing gate agents to bypass the automatic printing of pre-departure and departure documents on all flights. The effort eliminates printer malfunctions, cuts paper and printer maintenance costs and saves an estimated 70 million pages per year – the equivalent to 4,000 trees.

•Ground operations: In 2023, we purchased more than 500 new electric ground support equipment ("GSE") for utilization across our network, inclusive of baggage tractors, belt loaders, and aircraft tow tractors. The equipment necessary to turn an aircraft (core GSE) at our hubs in Salt Lake City and Boston is nearly entirely powered with electricity.

The Fuel We Use

•Continued investment in sustainable aviation fuel ("SAF"): With approximately 90% of our carbon emissions coming from jet fuel, finding lower emissions fuel alternatives is critical to making progress toward net zero. SAF, which can be channeled to airports through existing fuel infrastructure, is central to reducing the lifecycle emissions from aviation fuel and is safe to use in current aircraft engines. Our Global Sustainability and Fuel teams have been working over the past several years to catalyze investment and stimulate SAF production by signing offtake agreements with various SAF producers. Under these agreements, we have contracted to purchase SAF when it is available, subject to certain conditions. In 2023, we used over three million gallons of SAF onboard our aircraft, nearly doubling our 2022 SAF utilization.

Delta Air Lines, Inc. | 2023 Form 10-K                                      7

Item 1. Business
•Building coalitions for the future: We continue to advocate for policy incentives to scale the SAF market. For example, we are a founding member of Americans for Clean Aviation Fuels (ACAF), a diverse coalition of the largest industrial sectors in America from farmers to fuel producers and aviation to agribusiness. This coalition is focused on promoting the economic benefits of building a robust market for SAF and clean aviation fuels. We are also a founding member of the Minnesota SAF Hub, a first-of-its-kind partnership among corporations seeking to collaborate on scaling SAF production.

The global aviation industry is viewed as a "hard-to-abate" sector, meaning it is innately difficult to decarbonize. Achieving our long-term goals will require substantial expansion of the SAF market, the adoption of new technologies, engagement from both internal and external stakeholders, as well as partnerships across industries to increase production of alternative fuels and help drive down costs.

Employee Matters

Human Capital and Commitment to Diversity, Equity and Inclusion

We believe that the Delta people and culture are our strongest competitive advantage, and the high-quality service that our employees provide sets us apart from other airlines. As of December 31, 2023, we had approximately 103,000 full-time employee equivalents, of which approximately 100,000 were based in the U.S.

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

The health and safety of our employees is foundational to achieving these objectives. Delta's Safety Management System is central to promoting a positive safety culture, proactively managing safety risk, and making investments to ensure a safe experience for our employees and customers.

Our commitment to diversity, equity and inclusion is critical to effective human capital management at Delta. As a global airline, we are in the business of bringing people together, and we believe our business should reflect the diversity of our customer base. To achieve this goal, we seek diverse talent internally and externally in an effort to achieve broader representation throughout our organization. We also promote inclusion through education, training and development opportunities as well as by leveraging insights from our ten employee resource groups, which we refer to as business resource groups, totaling membership of more than 30,000 as of December 31, 2023.

We continued to invest in our leadership’s equity learning and understanding in 2023, with nearly 80% of officers participating in our voluntary two-day racial equity workshop by the end of 2023. In 2023, we also introduced a new diversity, equity and inclusion education program, building on foundational learnings through a multitude of different training offerings.

In addition, we are reviewing and revising systems, practices and policies in support of our commitment to diversity, equity and inclusion and with a focus on achieving equitable outcomes. Two key areas on which we are focused are (1) reinforcement of our diverse talent pipeline by, among other things, requiring hiring candidate slates and interview panels to reflect diversity, and taking a proactive approach to build internal and external career pathways to certain roles by removing college degree requirements and introducing a skills-first talent approach, and (2) closing diversity gaps in senior leadership positions by increasing the representation of women, Black and Latin/Hispanic groups in those roles.
Delta Air Lines, Inc. | 2023 Form 10-K                                      8

Item 1. Business
We also believe that listening, engaging and connecting with employees furthers our human capital management objectives. We have historically done so primarily through our open-door policy, digital communication across all levels of the company, in-person events with senior management and company-wide and division-specific surveys to evaluate employee satisfaction. Members of senior management participate in regular company-wide town hall discussions with our employees and our senior executive leadership team regularly shares memos with all employees regarding our ongoing commitment to our people and our culture. We have also continued to conduct periodic employee surveys to seek feedback on engagement levels in general, our wellbeing programs, diversity, equity and inclusion efforts and our culture of safety.

Collective Bargaining

As of December 31, 2023, approximately 20% of our full-time equivalent employees were represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots(1)	16,960	ALPA	December 31, 2026
Delta Flight Superintendents (Dispatchers)	490	PAFCA	November 1, 2024
Endeavor Pilots	1,530	ALPA	January 1, 2029
Endeavor Flight Attendants	1,600	AFA	March 31, 2027
(1) Delta’s pilots ratified a new four-year Pilot Working Agreement in March 2023, effective January 1, 2023.

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

The following table shows our aircraft fuel consumption and costs:

Fuel consumption and expense by year
Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2023	3,926	$11,069	$2.82	21%
2022	3,412	$11,482	$3.36	24%
2021	2,778	$5,633	$2.02	20%
(1)Includes the operations of our regional carriers operating under capacity purchase agreements.
(2)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | 2023 Form 10-K                                      9

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

Refinery Operations. The facility is capable of refining approximately 200,000 barrels of crude oil per day and sources domestic and foreign crude oil supply from a variety of providers. During 2023, Monroe successfully performed a planned plant-wide maintenance turnaround ("turnaround"), which addressed all required inspections, allowed Monroe to clean and repair all of the equipment, as well as enable the installation of a new Fluidized Catalyst Cracking Unit Reactor.

Strategic Agreements. Monroe has agreements in place to exchange the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations.

Environmental Sustainability. Delta is evaluating operational pathways for integrating Monroe into Delta's net zero future. Monroe’s sustainability ambitions include being one of the most energy efficient refineries in the country with the lowest energy intensity and greenhouse gas ("GHG") emissions on an absolute and per barrel basis. For example, Monroe is implementing a plan to replace steam driven turbines that currently power pumps at the facility with more efficient and reliable electric motors, which will reduce the amount of steam required from the facility’s natural gas-fired boilers. Monroe is also recovering and utilizing methane, a potent GHG, instead of flaring it into the atmosphere. Finally, in support of Delta’s 10% SAF goal, Monroe is evaluating the possibility of producing SAF and other renewable fuels at the Trainer refinery, although additional analyses must be conducted to determine economic and operational viability of various SAF production pathways. Monroe continues to evaluate the production of renewables, and in 2023 successfully produced a test quantity of renewable diesel at the facility.

Fuel Hedging Program

Our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory. We may utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), operational reliability, services, products, customer service and loyalty programs. The industry has evolved through mergers, new entries, both domestically and internationally, and changes in international alliances. Consolidation in the airline industry, the presence of subsidized government-sponsored international carriers, changes in international alliances and the creation of immunized joint ventures have altered, and will continue to alter, the competitive landscape in the industry, resulting in the formation of airlines and alliances with significant financial resources, extensive global networks and competitive cost structures.

Domestic

Our domestic operations are subject to significant competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra-low-cost carriers, including Allegiant Air, Avelo Airlines, Breeze Airways, Frontier Airlines and Spirit Airlines. Some of these carriers have business models primarily focused on maintaining low costs, with the intention of providing service at lower fares to destinations served by Delta. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity. We also face competition in small- to medium-sized markets from regional jet operations of other carriers.

Delta Air Lines, Inc. | 2023 Form 10-K                                      10

Item 1. Business
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

Regulatory Matters

The DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority over air transportation in the U.S. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide air transportation. An air carrier that the DOT finds fit, willing and able to perform the proposed service is given authority to operate domestic and international air transportation (including the carriage of passengers and cargo), as applicable. Since the passage of the Airline Industry Deregulation Act in 1978, airlines have generally been free to launch or terminate service to U.S airports without restriction, except with respect to certain slot-controlled and schedule-facilitated airports, as well as certain constraints related to service to small communities governed by the "Essential Air Services" program.

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

The Transportation Security Administration ("TSA") and the U.S. Customs and Border Protection, each a division of the Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports and international passenger prescreening prior to entry into or departure from the U.S.

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over some airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry, as discussed below, are generally governed by the Railway Labor Act with oversight by the National Mediation Board ("NMB"). Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      11

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      12

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

In 2022, the U.S. Environmental Protection Agency (the "EPA") proposed regulations to define certain per- and polyfluoroalkyl substances ("PFAS") as "hazardous substances" under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and the EPA has proposed to regulate certain PFAS as "hazardous constituents" under the Resource Conservation and Recovery Act ("RCRA"). The EPA is also proposing to regulate PFAS under the Safe Drinking Water Act. PFAS are used in a wide variety of consumer and industrial products, including the firefighting foams used to extinguish fuel-based fires at airports and refineries. Numerous states have adopted regulations governing PFAS as well, and some have adopted legislation prohibiting the manufacture, sale, distribution and/or use of firefighting foam containing intentionally added PFAS. The EPA’s proposed rule under CERCLA, once finalized, could subject airports, airlines, and refineries, among others, to potential liability for cleanup of historical PFAS contamination associated with use of PFAS-containing firefighting foam, and some state laws require transition to alternative fire suppression systems. To address these possibilities, Delta is developing plans to transition its aircraft maintenance hangars to systems that do not contain intentionally added PFAS. The ultimate impact and associated cost to Delta of these legislative and regulatory developments cannot be predicted at this time.

GHG Emissions. Aviation industry GHG emissions, particularly carbon emissions, and their impact on climate change have become a focus in the international community and within the U.S. In 2016, the International Civil Aviation Organization ("ICAO") formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). This program establishes a goal for the aviation industry to achieve carbon-neutral growth in international aviation beginning in 2021. Any growth above the baseline would need to be addressed using either eligible carbon offsets or a lower carbon fuel. ICAO set the baseline for establishing airlines’ obligations under CORSIA for 2021 to 2023 based on 2019 travel, and in 2022 set a new, more stringent CORSIA baseline of 85% of 2019, which will apply from 2024 through 2035.

The pilot phase of the CORSIA program ran from 2021 through 2023, and is being followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, and the United States agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. The U.S. government has not yet enacted legislation to mandate that U.S. operators participate in CORSIA. Nonetheless, we have voluntarily submitted verified emissions reports on our annual international emissions. While airlines had no offsetting obligations during the pilot phase of CORSIA as a result of the impact of the COVID-19 pandemic on international travel, we expect that international airline emissions will likely exceed the new baseline during the next phase (2024 – 2026). Because certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the initial phases of the program, the impact of CORSIA cannot be predicted at this time. However, CORSIA is expected to increase operating costs for airlines that operate internationally.

Additionally, the EU requires its member states to implement regulations to include aviation in its Emissions Trading Scheme ("ETS"). Under these regulations, any airline with flights originating or landing in the European Economic Area ("EEA") is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The scope of the ETS was narrowed so that it currently applies only to flights within the EEA through 2023 to align with the pilot phase of CORSIA. In 2023, the EU adopted new legislation extending this narrow scope of the EU ETS until 2027 but requires a review of CORSIA’s effectiveness in 2026, which could potentially lead to expansion of the EU ETS to include all flights departing the EU and EEA. As a result of the United Kingdom’s ("UK") withdrawal from the EU, UK flights are no longer part of the EU ETS and are instead regulated under a separate UK ETS scheme. UK ETS is applicable to UK domestic flights and flights from the UK to EEA countries.
Delta Air Lines, Inc. | 2023 Form 10-K                                      13

Item 1. Business
In 2017, ICAO also adopted aircraft certification standards to reduce carbon dioxide ("CO2") emissions from new aircraft. The new aircraft certification standards applied to new fleet types in 2020 and will apply to in-production aircraft no later than 2028. These standards will not apply to existing in-service aircraft. In 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO, and these standards have been upheld in response to legal challenges. Like the ICAO standards, the final EPA standards would not apply to engines on in-service aircraft.

The airline industry may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for GHG emissions in various jurisdictions. For example, in 2023, the EU adopted legislation that will impose a SAF mandate on fuel supplied at EU airports. The mandate requires that, of the jet fuel supplied in the EU, 2% must be SAF beginning in 2025, and the percentage increases incrementally over time to 70% in 2050. This mandate is expected to increase the cost of SAF in the EU. Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs for us and the airline industry. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. Certain airports have also adopted, and others could in the future adopt, GHG emission or climate-related goals and requirements that could impact our operations or require us to make changes or investments in our infrastructure. We are monitoring and evaluating the potential impact of such developments.

Noise. The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990 require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally imposed regulations become more restrictive or widespread. In addition, foreign governments may enact or allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditures in order for our aircraft to comply with the restrictions. For example, in 2022, to reduce noise, the Netherlands announced a multi-phase plan to reduce the maximum number of flights authorized annually at Amsterdam’s Schiphol Airport. In 2023, airlines and airline associations, including Delta and KLM, challenged the initial phase of the plan. The legal challenge resulted in a ruling against the industry, but an appeal is currently pending before the Supreme Court of the Netherlands. The U.S., the European Commission and other governments also raised legal concerns about the plan with the Dutch government. In November 2023, the Netherlands suspended the initial phase of the plan; however, the government continues to support a second-phase plan to reduce flights at Schiphol. The outcome cannot be determined at this time.

Refinery Matters. Monroe's operation of the Trainer refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas and other air emissions.

Under the Energy Policy Act of 2005, as expanded by the Energy Independence and Security Act of 2007, the Renewable Fuel Standard ("RFS") was created, setting up specific targets of renewable fuel to be used in the U.S. economy by mandating the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced by or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels, by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Market prices for RINs have been volatile and marked by periods of sharp increases and decreases primarily in response to speculation about what the EPA and/or the U.S. Congress will do with respect to compliance obligations. In June 2023, the EPA finalized RFS volume requirements for 2023, 2024 and 2025. These volume requirements are below projected production of Transportation Fuels, which has resulted in a decrease in the price of RINs.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the "CRAF Program"), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period that ends on September 30, 2024. The CRAF Program has only been activated three times since it was created in 1951, most recently in 2021 to support the military’s effort to evacuate people from Afghanistan following the withdrawal of U.S. troops from the country.

Delta Air Lines, Inc. | 2023 Form 10-K                                      14

Item 1. Business
Information About Our Executive Officers

Edward H. Bastian, Age 66: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer of Acuity Brands (June 2005 - July 2005); Senior Vice President - Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Glen W. Hauenstein, Age 63: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President - Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director - Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President- Network of Continental Airlines (2003); Senior Vice President - Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Allison C. Ausband, Age 61: Executive Vice President - Chief Customer Experience Officer of Delta since June 2021; Senior Vice President - In-Flight Service of Delta (September 2014 - May 2021); Vice President - Reservation Sales and Customer Care of Delta (January 2010 - September 2014).

Alain Bellemare, Age 62: President - International of Delta since January 2021; Chief Executive Officer of Bombardier (February 2015 - March 2020); President and Chief Executive Officer of United Technologies Corporation Propulsion & Aerospace Systems (June 2011 - February 2015).

Peter W. Carter, Age 60: Executive Vice President - External Affairs of Delta since October 2022; Executive Vice President - Chief Legal Officer of Delta (July 2015 - October 2022); Partner of Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Daniel C. Janki, Age 55: Executive Vice President - Chief Financial Officer of Delta since July 2021; Senior Vice President of General Electric Company (GE) and Chief Executive Officer of GE Power Portfolio (October 2020 - June 2021); Senior Vice President, Business and Portfolio Transformation of GE (2018 - 2020); Senior Vice President, Treasurer and Global Business Operations of GE (2014 - 2017); Senior Vice President, CEO of GE Energy Management (2012 - 2013).

John E. Laughter, Age 53: President - Delta TechOps and Chief of Operations since October 2023; Executive Vice President - Chief of Operations of Delta (June 2021 - October 2023); Senior Vice President and Chief of Operations of Delta (October 2020 - June 2021); Senior Vice President - Flight Operations of Delta (March 2020 - October 2020); Senior Vice President - Corporate Safety, Security and Compliance of Delta (August 2013 - March 2020); Senior Vice President - Maintenance Operations of Delta (March 2008 - July 2013); Vice President - Maintenance of Delta (December 2005 - March 2008).

Rahul Samant, Age 57: Executive Vice President - Chief Information Officer of Delta since January 2018; Senior Vice President and Chief Information Officer of Delta (February 2016 - December 2017); Senior Vice President and Chief Digital Officer of American International Group, Inc. (January 2015 - February 2016); Senior Vice President and Global Head, Application Development and Management of American International Group, Inc. (September 2012 - December 2014); Managing Director of Bank of America (1999 - September 2012).

Steven M. Sear, Age 58: Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines, Inc. (June 2005 - October 2008).

Joanne D. Smith, Age 65: Executive Vice President and Chief People Officer of Delta since October 2014; Senior Vice President - In-Flight Service of Delta (March 2007 - September 2014); Vice President - Marketing of Delta (November 2005 - February 2007); President of Song (January 2005 - October 2005); Vice President - Marketing and Customer Service of Song (November 2002 - December 2004).

Mike Spanos, Age 59: Chief Operating Officer of Delta since June 2023; President and Chief Executive Officer of Six Flags Entertainment Corporation (November 2019 - November 2021); Chief Executive Officer, Asia, Middle East and North Africa of PepsiCo, Inc. (January 2018 - November 2019); previously served in a variety of management roles of increasing responsibility at PepsiCo, Inc. since 1993.
Delta Air Lines, Inc. | 2023 Form 10-K                                      15

Item 1. Business
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
Delta Air Lines, Inc. | 2023 Form 10-K                                      16

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

An aircraft crash or other serious accident involving our aircraft or those of our airline partners could expose us to significant liability. Although we believe that our insurance coverage is appropriate, we may be forced to bear substantial losses from an accident in the event that the coverage was not sufficient.

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

As a regular part of our ordinary business operations, we collect and store sensitive data, including information necessary for our operations, personal information of our passengers and employees and information of our business partners. The secure operation of our networks and systems, and those of our business partners and third-party service providers, on which this type of information is stored, processed and maintained is critical to our business operations and strategy. These networks and systems are subject to an increasing threat of continually evolving cybersecurity risks, which we must manage.

We expect unauthorized parties to continue attempting to gain access to our systems or information, or those of our business partners and third-party service providers, including through fraud or other means of deception, or introduction of malicious code, such as malware and ransomware. If successful, these actions could cause harm to our computer systems or compromise data stored on our computer networks or those of our business partners and third-party service providers, potentially causing us to incur remedial, legal and other costs, which could be material. Hardware or software we or our business partners or third-party service providers develop, acquire or use in connection with our systems may contain defects that could unexpectedly compromise information security.

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and regular attacks on our systems, we regularly review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. In addition to continuously assessing risk and reviewing our procedures, processes and technologies, we continue to educate our employees about these risks and to monitor, review and update the process and control requirements we expect third parties and vendors to leverage and implement for the protection of information regarding our customers, employees or business partners that is in their care. However, the constantly changing nature of the threats means that we may not be able to prevent all information security breaches or misuse of data. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase.

We are also subject to evolving global privacy and security regulatory obligations and an increasing customer focus on privacy issues and data security in the United States and abroad, as well as to geopolitical risks associated with international data transfer. The compromise of our or our business partners’ or third-party service providers’ technology systems resulting in the loss, interruption, disclosure, misappropriation of, or access to, our information or that of our customers, employees or business partners could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy and security of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate breaches and similar system compromises that do occur could be material.

Delta Air Lines, Inc. | 2023 Form 10-K                                      17

Item 1A. Risk Factors
Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.

Disruptions in our information technology capability could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large-scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our information technology infrastructure, including third-party networks we utilize and on which we depend, could impact our operations and our customer service, result in increased costs and damage our reputation. While we have in place initiatives to prevent disruptions and disaster recovery plans and continue to invest in improvements to these initiatives and plans, we have previously experienced infrastructure disruptions. These measures may not be adequate to prevent a future business disruption and any material adverse financial and reputational consequences to our business as recent outages of large cloud providers whom we rely on has shown.

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

Our results of operations are significantly impacted by changes in the price of aircraft fuel. Fuel costs represented 21%, 24% and 20% of our operating expense in 2023, 2022 and 2021, respectively. Fuel prices are highly volatile and at times have increased substantially. In 2023, our average fuel price per gallon was $2.82, ranging from a monthly low of approximately $2.41 per gallon to a monthly high of approximately $3.18 per gallon.

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

Weather-related events, natural disasters, political disruptions or disputes involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or taxes, changes in refining capacity or refining priorities, environmental concerns and other unpredictable events may impact crude oil and fuel supply and could result in shortages in the future. Shortages in fuel supplies could have negative effects on our business and results of operations.

Delta Air Lines, Inc. | 2023 Form 10-K                                      18

Item 1A. Risk Factors
Unplanned disruptions or interruptions of production at the refinery could have a negative impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an unexpected interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits from the operation of the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

If Monroe's cost of producing non-jet fuel products significantly exceeds the value it receives for those products, the financial benefits we expect to achieve through the ownership of the refinery and our consolidated results of operations could be materially adversely affected.

Our commercial relationships with airlines in other parts of the world and the investments that we have in certain of those carriers may not produce the results or returns we expect.

An important part of our strategy to expand our global network has been to develop and expand strategic relationships with a number of airlines through joint ventures and other forms of cooperation and support, including equity investments. These relationships and investments involve significant challenges and risks, including that joint ventures or cooperation agreements may be subject to ongoing review and renewal requirements and may not generate the expected financial results, or that we may not realize a satisfactory return on our investments. For example, the DOT's approval of and antitrust immunity grant for our joint cooperation agreement with Aeroméxico is subject to a pending renewal application with the DOT, which was tentatively dismissed pursuant to an Order to Show Cause issued by the DOT on January 26, 2024. The existing immunity remains in effect pending final adjudication of the renewal application, the timing and outcome of which cannot be predicted at this time.

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      19

Item 1A. Risk Factors
Agreements governing our debt, including our credit facilities and our SkyMiles financing agreements, include financial and other covenants. Certain of these covenants impose restrictions on our business, and failure to comply with any of the covenants in these agreements could result in events of default.

Our debt agreements contain various affirmative, negative and financial covenants, including our credit facilities and our SkyMiles financing agreements, each of which contains a minimum liquidity covenant. Certain of our debt agreements and our SkyMiles financing agreements contain minimum coverage ratios. A decline in these coverage ratios, including due to factors that are beyond our control, could trigger an early amortization event or, if applicable, require us to post additional collateral. Our SkyMiles financing agreements also restrict our ability to, among other things, change the policies and procedures of the SkyMiles program in a manner that would reasonably be expected to materially impair repayment of our SkyMiles debt. Complying with certain of the covenants in our debt agreements, and other restrictive covenants that may be contained in any future debt agreements, could limit our ability to operate our business and to take advantage of business opportunities that are in our long-term interest.

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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2023, 20% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Separately, the NLRA governs Monroe’s relations with the union representing their employees, which generally allows self help after a collective bargaining agreement expires.

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

Our results of operations are impacted by a number of factors including seasonality and changing economic and other conditions beyond our control. Demand for air travel is typically higher in the June and September quarters, particularly in our international markets, because there is more vacation travel during these periods than during the remainder of the year. The seasonal shifting of demand causes our financial results to vary on a quarterly basis. Changes in the value of our equity investments in other airlines and airline service companies can also be significant and cause fluctuations in our results. Other factors that may affect our results include severe weather conditions and natural disasters (or other environmental events), which could significantly disrupt service and create air traffic control problems. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons, floods or other severe weather events, including from changes in the global climate and rising global temperatures, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in loss of revenue and higher costs. Because of fluctuations in our results from seasonality and other factors, results of operations for a historical period are not necessarily indicative of results of operations for a future period and results of operations for an interim period are not necessarily indicative of results of operations for an entire year.
Delta Air Lines, Inc. | 2023 Form 10-K                                      20

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

In particular, in administering the RFS, created by the U.S. Congress under the Energy Independence and Security Act of 2007, the EPA created a program to ensure compliance with RFS mandates for the blending of renewable fuels into Transportation Fuels. RINs are assigned to renewable fuels produced or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels, by purchasing RINs in the open market, or by a combination of blending and purchasing RINs.

Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs obligation in the secondary market. As a result, Monroe is exposed to the market price of RINs. Market prices for RINs have been volatile, marked by periods of sharp increases and decreases primarily in response to speculation about what the EPA and/or the U.S. Congress will do with respect to compliance obligations. We cannot predict these actions or the future prices of RINs. Monroe’s purchase of RINs at elevated prices in the future could have a material impact on our consolidated results of operations and cash flows.

Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. Increases in the volume of renewable fuels that must be blended into Monroe’s products could limit the refinery’s production if sufficient numbers of RINs are not available for purchase, or if relief from this requirement is not obtained, which could have a material adverse effect on our consolidated financial results.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      21

Item 1A. Risk Factors
Our reputation and brand could also be adversely impacted by, among other things, failure to make progress toward and achieve our environmental sustainability and diversity, equity and inclusion goals, as well as public pressure from investors or policy groups to change our policies or negative public perception of the environmental impact of air travel. For example, we have established ambitious goals to reduce our greenhouse gas emissions. Achieving these ambitious goals will require significant capital investment from manufacturers and other stakeholders, as we are unable to achieve these goals using our existing fleet, current technologies and available fuel sources. We are continuing to develop our climate strategy and transition plan; however, our ability to execute on such a plan is subject to substantial risks and uncertainties, as it is dependent on the actions of governments and third parties and will require, among other things, significant capital investment, including from third parties, research and development from manufacturers and other stakeholders, along with government policies and incentives to reduce the cost, and incent production, of SAF and other technologies that are not presently in existence or available at scale. Significant damage to our reputation and brand could have a material adverse effect on our business and financial results, including as a result of litigation related to any of these matters.
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

Delta Air Lines, Inc. | 2023 Form 10-K                                      22

Item 1A. Risk Factors
Risk Factors Relating to the Airline Industry

Disease outbreaks, such as the COVID-19 pandemic or similar public health threats that may arise in the future, and measures implemented to combat them have had, and may in the future have, a material adverse effect on our business.

The COVID-19 pandemic, the measures governments and private parties implemented in order to stem its spread, and the general concern about the virus among travelers had a material adverse effect on the demand for worldwide air travel compared to historical levels, and consequently upon our business for an extended period. Similar disease outbreaks or public health threats that may arise in the future could have similarly adverse effects on our business.

Our operations were, and could in the future be, negatively affected further if our employees are quarantined or sickened as a result of exposure to a disease outbreak, or as a result of a similar public health crisis, or if they are subject to additional governmental curfews or "shelter in place" health orders or similar restrictions. Measures restricting the ability of our airport or in-flight employees to come to work negatively impact our service or operations, all of which could negatively affect our business.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      23

Item 1A. Risk Factors
Our domestic operations are subject to significant competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra-low-cost carriers, including Allegiant Air, Avelo Airlines, Breeze Airways, Frontier Airlines and Spirit Airlines. Some of these carriers have business models primarily focused on maintaining low costs, with the intention of providing service at lower fares to destinations served by Delta. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity. We also face competition in small- to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and results of operations could be materially adversely affected.

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

The airline industry also faces competition from surface transportation and technological alternatives such as virtual meetings, teleconferencing or videoconferencing. Increased competition from these sectors in both the domestic and international markets may have a material adverse effect on our business, financial condition and results of operations.

Extended interruptions or disruptions in service at major airports in which we operate or significant problems associated with a type of aircraft or engine we operate could have a material adverse effect on our financial condition and results of operations.

The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An interruption or disruption at an airport or facility where we have significant operations, whether resulting from air traffic control delays, failure of computer systems or technology infrastructure, weather events or natural disasters, or performance issues from third-party service providers, if sustained for an extended period of time, could have a material adverse effect on our business, financial condition and results of operations.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      24

Item 1A. Risk Factors
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

We and other U.S. carriers are subject to U.S. and foreign laws regarding privacy and security of passenger and employee data that are not consistent in all countries in which we operate and which are continuously evolving, requiring ongoing monitoring and updates to our privacy and information security programs. Although we dedicate significant resources to manage compliance with global privacy and information security obligations, this challenging regulatory environment may pose material risks to our business, including increased operational burdens and costs, regulatory enforcement, and legal claims or proceedings.

The airline industry is subject to many forms of environmental regulation, including but not limited to regulation of hazardous substances, increased regulation to reduce emissions and other risks associated with climate change. The cost of compliance with more stringent environmental regulations, failure to comply with existing or future regulations or failure to otherwise manage the risks of climate change effectively could have a material adverse effect on our business.

Many aspects of our operations are subject to evolving and increasingly stringent federal, state, local and international laws governing environmental protection. Compliance with existing and future environmental laws and regulations could require capital investment and increase operational costs, and violations can lead to significant fines and penalties and reputational harm.

For example, in 2022, the EPA proposed regulations to define certain PFAS as "hazardous substances" under CERCLA, and the EPA has proposed to regulate certain PFAS as "hazardous constituents" under RCRA. The EPA is also proposing to regulate PFAS under the Safe Drinking Water Act. PFAS are used in a wide variety of consumer and industrial products, including the firefighting foams used to extinguish fuel-based fires at airports and refineries. Numerous states have adopted regulations governing PFAS as well, and some have adopted legislation prohibiting the manufacture, sale, distribution and/or use of firefighting foam containing intentionally added PFAS. EPA’s proposed rule under CERCLA, once finalized, could subject airports, airlines, and refineries, among others, to potential liability for cleanup of historical PFAS contamination associated with use of PFAS-containing firefighting foam, and some state laws require transition to alternative fire suppression systems. The ultimate impact and associated cost to Delta of these legislative and regulatory developments related to PFAS, including firefighting foam, cannot be predicted at this time.

Delta Air Lines, Inc. | 2023 Form 10-K                                      25

Item 1A. Risk Factors
Future regulatory action concerning climate change, aircraft emissions and noise could have a significant effect on the airline industry. In order to address aircraft carbon dioxide emissions, the International Civil Aviation Organization (ICAO), a United Nations specialized agency, formally adopted a global, market-based emission offset program known as CORSIA. This program establishes a goal for the aviation industry to achieve carbon-neutral growth in international aviation beginning in 2021 through the use of carbon offsets and/or lower carbon aviation fuel. ICAO set the baseline for establishing airlines’ obligations under CORSIA for 2021 to 2023 based on 2019 travel, and in 2022 set a new, more stringent CORSIA baseline of 85% of 2019, which will apply from 2024 through 2035. Because certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the initial phases of the program, the impact of CORSIA cannot be predicted at this time. However, CORSIA is expected to increase operating costs for airlines that operate internationally.

In addition to CORSIA, we may face a patchwork of regulation of aircraft emissions in the U.S. and abroad and could become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. For example, in 2023, the EU adopted updated legislation on the EU Emissions Trading System (“ETS”). The new legislation continues in effect the so-called “stop-the-clock” provision whereby EU ETS does not apply to flights to or from locations outside the EEA, Switzerland or the UK until 2027. However, the legislation provides for a review of the effectiveness of CORSIA in 2026 that could, if CORSIA is not deemed sufficiently effective, lead to the application of EU ETS to all flights departing the EU and EEA. Also in 2023, the EU adopted legislation that will impose a SAF mandate on fuel supplied at EU airports. The mandate initially requires that, of the jet fuel supplied in the EU, 2% must be SAF beginning in 2025, and the percentage increases incrementally over time to 70% in 2050. This mandate is expected to increase the cost of SAF in the EU. Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs for the airline industry, including Delta. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. While the specific nature of future actions is hard to predict, new laws or regulations related to environmental matters adopted in the U.S. or other countries could impose significant additional costs on or otherwise adversely affect our operations. Certain airports have also adopted, and others could in the future adopt, greenhouse gas emission or climate-related goals and requirements that could impact our operations or require us to make changes or investments in our infrastructure.

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

As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, our business is subject to economic and political conditions throughout the world. During periods of unfavorable or volatile economic conditions in the economy in the U.S. or abroad, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business using technological alternatives. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations.

Our international operations are an important part of our route network. Political disruptions and instability around the world can negatively impact the demand and network availability for air travel. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Delta Air Lines, Inc. | 2023 Form 10-K                                      26

Item 1C. Cybersecurity
ITEM 1C. CYBERSECURITY

We are committed to safeguarding our information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction. Our program to protect our information assets and the management of risks to those assets supports the confidentiality, integrity, and availability of the information necessary to our long-term business success.

Risk Management & Strategy

Our processes for assessing, identifying and managing material risks from cybersecurity threats is incorporated into our Enterprise Risk Management ("ERM") framework. Our information security and ERM teams coordinate to regularly review and assess these risks using a wide range of tools and services. Our cybersecurity program leverages components from several industry frameworks and generally recognized best practices, including International Organization for Standardization 27001 and National Institute of Standards and Technology ("NIST") standards, such as the NIST Cybersecurity Framework, which emphasizes identification, protection, detection, response and recovery. We regularly assess our information security program capabilities and tools to improve reliability, enhance capabilities and scan our environment for vulnerabilities and weaknesses.

Our information technology teams are trained to remediate vulnerabilities identified within established timeframes and our information security team reports to management on a weekly basis regarding the security risk posture of our information technology assets. We have established a dedicated Information Technology Risk team tasked with the goal of ensuring that risk remediation activities are carried out consistently and that risk remediation controls are operating as intended and within established thresholds.

Enterprise-wide training is a vital component to reducing risk and protecting customers, employees and company information. We expect all Delta employees to adhere to information security and privacy policies as they handle corporate and customer information in their daily jobs. As a result, we require all employees and contractors with access to Delta’s information to complete annual training, which is updated as new technology, security and privacy issues emerge. All new employees are required to complete training within 30 days of hire. We also regularly conduct other training and employee education activities, including through awareness programs and campaigns.

We engage with assessors, consultants, auditors and other third parties, including by regularly having a third party review our overall cybersecurity program to help identify areas for continued focus, improvement and/or compliance. In connection with certain regulatory requirements, we are required to engage third parties to assess our cybersecurity controls.

Our cybersecurity program is subject to TSA requirements applicable to certain TSA-regulated airport and aircraft operators, including the requirement to develop a TSA-approved implementation plan describing measures we are taking to improve cybersecurity and to assess the effectiveness of those measures on an ongoing basis.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our data or our systems. Third-party risks are included within our risk assessment of vendors, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We regularly test our incident response processes through table-top exercises to ensure they continue to be effective as our business and the cybersecurity threat landscape evolve. Our incident response processes are designed to guide the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. We describe whether and how risks related to cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference in this Item 1C.

Delta Air Lines, Inc. | 2023 Form 10-K                                      27

Item 1C. Cybersecurity
Governance

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee as part of its review of our ERM framework. The Audit Committee regularly receives updates on cybersecurity risks and the security and operations of our information technology systems from our Chief Information Officer and our Chief Information Security Officer. In 2023, the Audit Committee received briefings on information security matters at all of its regular meetings. In addition, our Chief Information Officer, our Chief Information Security Officer, other members of our information technology leadership team and an outside legal expert on cybersecurity matters held a special session with all members of our Board of Directors to provide an overview of the information security environment. In addition to information provided in these meetings, members of our Board also have access to internal and external education on cybersecurity risks. The Board also benefits from the expertise of one of our members who has significant experience in management of cybersecurity companies.

Our information security team is led by our Senior Vice President & Chief Information Security Officer, who reports directly to our Executive Vice President - Chief Information Officer. Leadership of the information security team has extensive dedicated cybersecurity experience. Additionally, the collective leadership team holds 21 certifications in cybersecurity and related fields, including Certified Information Systems Security Professional, Certified Information Security Manager, and Certified Information Systems Auditor.

Our Chief Information Security Officer and other members of our cybersecurity leadership team regularly participate in threat intelligence briefings provided through various government and industry entities. Both our Chief Information Officer and our Chief Information Security Officer are members of the Delta Risk Council, which is the management group that oversees all areas of our business risk. Cybersecurity threat risks are a regular subject addressed by this group. In addition, our Chief Information Officer is a member of the Delta Leadership Committee and provides updates to this group as needed about cybersecurity matters. Our cybersecurity incident response plan includes processes for communication about cybersecurity incidents to appropriate levels of management, including to the Risk Council and Leadership Committee, as well as the Audit Committee and the Board, as merited.

Delta Air Lines, Inc. | 2023 Form 10-K                                      28

Item 2. Properties
ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, purchase commitments and options at December 31, 2023 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	41	4	—	45	4.0	—	—
A220-300	23	—	—	23	1.6	77	—
A319-100	57	—	—	57	21.8	—	—
A320-200	60	—	—	60	28.2	—	—
A321-200	63	22	42	127	5.0	—	—
A321-200neo	48	—	—	48	0.8	107	70
A330-200	11	—	—	11	18.8	—	—
A330-300	28	—	3	31	14.9	—	—
A330-900neo	19	3	5	27	2.0	12	—
A350-900	17	—	11	28	5.1	16	—
B-717-200	10	70	—	80	22.3	—	—
B-737-800	73	4	—	77	22.3	—	—
B-737-900ER	114	—	49	163	8.0	—	—
B-737-10	—	—	—	—	—	100	30
B-757-200	100	—	—	100	26.4	—	—
B-757-300	16	—	—	16	20.9	—	—
B-767-300ER	44	—	—	44	27.7	—	—
B-767-400ER	21	—	—	21	23.0	—	—
Total	745	103	110	958	14.8	312	100
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at December 31, 2023. In 2023, we retired all remaining CRJ-200 aircraft from service.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc. (3)	9	118	—	—	127
SkyWest Airlines, Inc.	8	38	—	85	131
Republic Airways, Inc.	—	—	11	46	57
Total	17	156	11	131	315
(1)We own 190 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are nine CRJ-700 and five CRJ-900 which are owned and temporarily parked as of December 31, 2023.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | 2023 Form 10-K                                      29

Item 2. Properties
Aircraft Purchase Commitments

As part of a multi-year effort, we have been investing in new aircraft to provide an improved customer experience, greater fuel efficiency that results in reduced carbon emissions, better operating economics and more premium products. Our contractual purchase commitments for additional aircraft as of December 31, 2023 are detailed in the following table:

Aircraft purchase commitments by fleet type
	Delivery in Calendar Years Ending
Aircraft Purchase Commitments(1)	2024	2025	2026	After 2026	Total
A220-300	7	8	14	48	77
A321-200neo	25	22	24	36	107
A330-900neo	7	5	—	—	12
A350-900	7	6	3	—	16
B-737-10	—	20	20	60	100
Total	46	61	61	144	312
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

In January 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      30

Item 3. Legal Proceedings
ITEM 3. LEGAL PROCEEDINGS

Capacity Antitrust Litigation

In July 2015, a number of purported class action antitrust lawsuits were filed alleging that Delta, American, United and Southwest had conspired to restrain capacity. The lawsuits were filed in the wake of media reports that the U.S. Department of Justice had served civil investigative demands upon these carriers seeking documents and information relating to this subject. The lawsuits have been consolidated into a single Multi-District Litigation proceeding in the U.S. District Court for the District of Columbia. In August 2023, the Court denied the defendants' motions for summary judgment that had been pending for over two years. In Fall 2023, we moved to certify the decision for an interlocutory appeal or for reconsideration, and briefing related to that motion is now complete. We believe the claims in these cases are without merit and are vigorously defending these lawsuits.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Delta Air Lines, Inc. | 2023 Form 10-K                                      31

Item 5. Market Information
Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol DAL.

Holders

As of January 31, 2024, there were approximately 2,100 holders of record of our common stock.

Dividends

After suspending dividends in March 2020, our Board of Directors re-instated a quarterly dividend program in 2023 with $0.10 per share dividend payments in both the September and December quarters. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law and compliance with covenants in certain of our credit facilities. Dividend payments are dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2018 to December 31, 2023 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2018 in each of our common stock and the indices and assumes that all dividends were reinvested.

Delta Air Lines, Inc. | 2023 Form 10-K                                      32

Item 5. Market Information
Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2023 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations but it does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the December 2023 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2023	8,141	$37.56	8,141	$—
November 2023	3,751	$34.89	3,751	$—
December 2023	1,340	$39.94	1,340	$—
Total	13,232		13,232

ITEM 6. (RESERVED)
Delta Air Lines, Inc. | 2023 Form 10-K                                      33

Item 7. MD&A
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of Form 10-K does not address certain items regarding the year ended December 31, 2021. Discussion and analysis of 2021 and year-to-year comparisons between 2022 and 2021 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information as well as the material risk factors included elsewhere in this Annual Report on Form 10-K.

2023 Financial Overview

Our 2023 operating income was $5.5 billion, an improvement of $1.9 billion compared to 2022, while operating income, adjusted (a non-GAAP financial measure) which excludes one-time pilot agreement expenses and other items was $6.3 billion, an increase of $2.8 billion compared to 2022. Operating income and operating income, adjusted increased primarily from increases in revenue as described below.

Revenue. Compared to 2022, our 2023 operating revenue increased $7.5 billion, or 15%, primarily due to a 17% increase in capacity driven by an increase in demand for international travel and continuing strength in demand for domestic travel and premium products. Total revenue, adjusted (a non-GAAP financial measure) increased in 2023 by $9.1 billion, or 20%, compared to 2022. Adjustments were primarily to exclude revenue related to refinery sales to third parties.

Operating Expense. Total operating expense increased $5.6 billion, or 12%, compared to 2022, primarily resulting from higher employee related costs from increased wages and profit sharing, pilot agreement and related expenses and higher volume-related expenses associated with the 17% increase in capacity, partially offset by lower expenses related to refinery sales to third parties, reflected in ancillary business and refinery expense. Total operating expense, adjusted (a non-GAAP financial measure) increased $6.3 billion, or 15%, compared to 2022. Adjustments were primarily to exclude expenses related to refinery sales to third parties and the pilot agreement and related expenses.

Our total operating cost per available seat mile ("CASM") decreased 4% compared to 2022 to 19.31 cents, primarily due to a 17% increase in capacity, as well as lower fuel expense and lower expenses related to refinery sales to third parties. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure), which excludes fuel, expenses related to refinery sales to third parties, and other items, increased 2.3% to 13.17 cents.

Non-Operating Results. Total non-operating income was $87 million in 2023 compared to total non-operating expense of $1.7 billion in 2022 primarily due to mark-to-market gains on certain of our equity investments and lower interest expense as a result of our debt reduction initiatives, partially offset by increased pension related expenses.

Cash Flow. During 2023, operating activities provided cash flows of $6.5 billion, primarily from ticket sales. Investing activities resulted in net cash outflows of approximately $3.1 billion, primarily for $5.3 billion of capital expenditures, partially offset by $2.2 billion of net redemptions of short-term investments. After adjusting for the pilot agreement payment and certain other activities, these results generated $2.0 billion of free cash flow (a non-GAAP financial measure) in 2023.

Also, during 2023 we had cash outflows of approximately $4.1 billion related to repayments of our debt and finance leases, including approximately $2.0 billion for early repayments and the remainder from scheduled maturities. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") at December 31, 2023 was $6.8 billion.

The non-GAAP financial measures of operating income, adjusted, total revenue, adjusted, total operating expense, adjusted, CASM-Ex and free cash flow used above are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | 2023 Form 10-K                                      34

Item 7. MD&A - Results of Operations
Results of Operations

Operating Revenue

	Year Ended December 31,				Increase (Decrease)		% Increase (Decrease)
(in millions) (1)	2023		2022
Ticket - Main cabin	$24,477		$20,396		$4,081		20%
Ticket - Premium products	19,119		15,230		3,889		26%
Loyalty travel awards	3,462		2,898		564		19%
Travel-related services	1,851		1,694		157		9%
Total passenger revenue	$48,909		$40,218		$8,691		22%
Cargo	723		1,050		(327)		(31)%
Other	8,416		9,314		(898)		(10)%
Total operating revenue	$58,048		$50,582		$7,466		15%

TRASM (cents)	21.34	¢	21.69	¢	(0.35)	¢	(2)%
Third-party refinery sales (2)	(1.24)		(2.13)		0.89		(42)%
TRASM, adjusted (cents)	20.10	¢	19.55	¢	0.55	¢	3%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Our operating revenue increased $7.5 billion, or 15%, compared to 2022 due primarily to a 17% increase in capacity driven by an increase in demand for international travel and continuing strength in demand for domestic travel, with growth in revenue from premium products outpacing main cabin. This increase was partially offset by lower third-party refinery sales recorded in other revenue. Total revenue per available seat mile ("TRASM") decreased 2% in large part as a result of the decline in third-party refinery sales.

See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2022
(in millions)	Year Ended December 31, 2023	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$33,968	12%	10%	10%	2%	2%	1	pt
Atlantic	9,057	49%	34%	30%	11%	15%	3	pts
Latin America	3,798	31%	22%	16%	8%	13%	4	pts
Pacific	2,086	101%	104%	75%	(2)%	15%	11	pts
Total passenger revenue	$48,909	22%	19%	17%	2%	4%	3	pts

Domestic

Domestic passenger unit revenue ("PRASM") for 2023 increased 2% compared to 2022 due to a 12% increase in revenue on a 10% increase in capacity and a slight increase in load factor.

Domestic revenue in 2023 was above 2022 levels as we experienced strong revenue results across the domestic network, with coastal hub markets such as New York and Boston improving significantly compared to the prior year, domestic business travel revenue improving and a 10% increase in domestic capacity compared to 2022. We believe spending patterns for services are returning to historical levels compared to spending on goods. We also experienced higher growth in premium product revenue (including Delta One, First Class, Delta Premium Select and Delta Comfort+) compared to main cabin with the delivery of new aircraft that include more premium seat capacity and an increase in yield in premium products compared to main cabin, as we see more consumers choosing these premium offerings. In 2024, we expect moderate capacity growth of single digits.
Delta Air Lines, Inc. | 2023 Form 10-K                                      35

Item 7. MD&A - Results of Operations
International

International passenger revenue for 2023 increased 49% with capacity up 31% compared to 2022. Passenger revenue increased in each geographic region with the Atlantic region experiencing the largest absolute improvement, as travel to many European destinations increased.

Consumers showed a strong desire for transatlantic travel, driving higher revenue and passenger unit revenue during 2023 on 30% capacity growth compared to 2022. This has been led by demand for travel to leisure destinations in Europe and premium products.

Latin America region revenue increased during 2023 compared to 2022, due to strong demand for leisure destinations in South America and the Caribbean on a 16% increase in capacity. In addition, during the first year of our joint venture with LATAM, we have streamlined travel between North and South America while expanding connections in each of our key hub airports.

The Pacific region benefited from improved demand for travel to the region, particularly to Japan, on 75% increased capacity following the lifting of pandemic-related travel restrictions and the performance of our joint venture with Korean Air.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2023	2022
Refinery	$3,379	$4,977	$(1,598)	(32)%
Loyalty program	3,093	2,597	496	19%
Ancillary businesses	840	846	(6)	(1)%
Miscellaneous	1,104	894	210	23%
Total other revenue	$8,416	$9,314	$(898)	(10)%

Refinery. This represents refinery sales to third parties. These sales decreased $1.6 billion compared to 2022. The decrease in third-party refinery sales resulted from lower pricing and a turnaround which was completed between September and November 2023. See "Refinery Segment" below for additional details on the refinery's operations, including third-party refinery sales recorded in other revenue, during each period.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-travel awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to 2022 driven by co-brand card spend growth.

Ancillary Businesses. This includes aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of lounge access, including access provided to certain American Express cardholders, and codeshare revenues. The increase in miscellaneous is primarily due to increased revenue from Delta Sky Club access.
Delta Air Lines, Inc. | 2023 Form 10-K                                      36

Item 7. MD&A - Results of Operations
Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2023	2022
Salaries and related costs	$14,607	$11,902	$2,705	23%
Aircraft fuel and related taxes	11,069	11,482	(413)	(4)%
Ancillary businesses and refinery	4,172	5,756	(1,584)	(28)%
Contracted services	4,041	3,345	696	21%
Landing fees and other rents	2,563	2,181	382	18%
Aircraft maintenance materials and outside repairs	2,432	1,982	450	23%
Depreciation and amortization	2,341	2,107	234	11%
Passenger commissions and other selling expenses	2,334	1,891	443	23%
Regional carrier expense	2,200	2,051	149	7%
Passenger service	1,750	1,453	297	20%
Profit sharing	1,383	563	820	146%
Pilot agreement and related expenses	864	—	864	NM
Aircraft rent	532	508	24	5%
Other	2,239	1,700	539	32%
Total operating expense	$52,527	$46,921	$5,606	12%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Salaries and Related Costs. Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. Additional effects of this agreement are described below under pilot agreement and related expenses.

We also implemented base pay increases for eligible non-pilot employees of 5% effective April 1, 2023. Further, we have approximately 8,000 more employees as of December 31, 2023 than at December 31, 2022 principally in in-flight service, flight operations and aircraft maintenance, in order to support the growth in our operations. Each of these actions contributed to the increase in salaries and related costs.

Aircraft Fuel and Related Taxes. Fuel expense decreased $413 million compared to 2022 primarily due to an 18% decrease in the market price of jet fuel partially offset by a 15% increase in consumption on a 17% increase in capacity.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2023	2022		2023	2022
Fuel purchase cost (1)	$11,506	$12,230	$(724)	$2.93	$3.58	$(0.65)
Fuel hedge impact	(52)	29	(81)	(0.01)	0.01	(0.02)
Refinery segment impact	(385)	(777)	392	(0.10)	(0.23)	0.13
Total fuel expense	$11,069	$11,482	$(413)	$2.82	$3.36	$(0.54)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. The decline in these expenses was primarily related to lower refinery sales to third parties, which decreased $1.6 billion compared to 2022. The decrease in third-party refinery sales resulted from lower pricing and the turnaround, which was completed between September and November 2023.

Contracted Services. Contracted services expenses increased compared to 2022 due to higher-volume related expenses associated with increased capacity, in addition to inflationary pressures.

Delta Air Lines, Inc. | 2023 Form 10-K                                      37

Item 7. MD&A - Results of Operations
Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to 2022 that contributed to our increased capacity.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs increased as we continued to invest in the operational reliability of our fleet, in particular related to engine overhauls on our B-757 aircraft, in addition to higher material costs.

Passenger Commissions and Other Selling Expenses. The increase in passenger revenue in 2023, compared to 2022, directly led to increased passenger commissions and selling expenses.

Passenger Service. Passenger service expenses increased compared to 2022 due to higher volume-related expenses associated with increased traffic.

Profit Sharing. Profit sharing increased by $820 million during 2023 due to higher profit during the year. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion.

Pilot agreement and related expenses. In addition to the actions in salaries and related costs described above, the ratified pilot agreement also includes a provision for a one-time payment made upon ratification during 2023 of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million.

Other. The increase in other is primarily due to higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs, and inflationary pressures.

Non-Operating Results

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2023	2022
Interest expense, net	$(834)	$(1,029)	$195
Gain/(loss) on investments, net	1,263	(783)	2,046
Loss on extinguishment of debt	(63)	(100)	37
Pension and related (expense)/benefit	(244)	292	(536)
Miscellaneous, net	(35)	(127)	92
Total non-operating income/(expense), net	$87	$(1,747)	$1,834

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased as compared to 2022 as a result of our reduced interest expense resulting from our debt reduction initiatives and increased interest income. We are reducing the total amount of interest expense by pre-paying our debt in addition to periodic amortization payments and scheduled maturities. During 2023, we made $4.1 billion of payments on debt and finance lease obligations, including early repayment activities of $1.4 billion in principal for the early repurchase of various secured and unsecured notes and the SkyMiles Term Loan on the open market and $585 million in early principal repayments on various notes secured by aircraft. We will continue to seek opportunities to pre-pay our debt, in addition to periodic amortization payments and scheduled maturities, during 2024 and beyond. Interest income increased as a result of higher interest rates and higher short-term investment balances throughout most of 2023.

Gain/(loss) on investments, net. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis. The increase compared to 2022 is due to net unrealized gains on our equity investments during 2023, primarily Wheels Up, Hanjin-KAL and LATAM. During 2023, we recorded a $786 million mark-to-market gain on our investment in Wheels Up based on the closing price of its shares as traded on the New York Stock Exchange. As of December 31, 2023, Wheels Up's public float was under 5% of the total outstanding shares which contributed to significant volatility in the value of our Wheels Up equity investment since the announcement of Wheels Up's credit facility in September 2023. Net unrealized losses on our equity investments during 2022 were primarily related to LATAM, Hanjin-KAL and Wheels Up.

Delta Air Lines, Inc. | 2023 Form 10-K                                      38

Item 7. MD&A - Non-Operating Results
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

Miscellaneous, net. Miscellaneous, net primarily includes our share of net results from our equity method investments, charitable contributions and foreign exchange gains/(losses). See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our equity investments.

Income Taxes

Our effective tax rate for 2023 was 18%. Our effective tax rate in 2023 was impacted by mark-to-market adjustments on our equity investments which are considered capital assets for tax purposes. As of December 31, 2023, we had approximately $4.5 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize by the end of 2025. Approximately $800 million of these net operating loss carryforwards were generated prior to 2018 and will not begin to expire until 2029, while the remaining net operating loss carryforwards do not expire.

We expect our annual effective tax rate to be between 23% and 25% for 2024. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period.

For more information about our income taxes, see Note 11 of the Notes to the Consolidated Financial Statements.

Refinery Segment

The refinery operated by our wholly owned subsidiary Monroe primarily produces gasoline, diesel and jet fuel. Monroe has agreements in place to exchange the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations.

Between mid-September 2023 and mid-November 2023, the refinery completed a turnaround and did not produce any refined products during this time. The turnaround was in accordance with the long-term maintenance plan for the facility to allow for the safe completion of major repairs and upgrades.

Refinery segment financial information
	Year Ended December 31,		% Increase (Decrease)
(in millions, except per gallon data)	2023	2022
Exchange products	$2,354	$3,475	(32)%
Sales of refined products	304	278	9%
Sales to airline segment	1,535	1,976	(22)%
Third-party refinery sales	3,379	4,977	(32)%
Operating revenue	$7,572	$10,706	(29)%

Operating income	$385	$777	(50)%
Refinery segment impact on average price per fuel gallon	$(0.10)	$(0.23)	(57)%

Refinery revenues decreased in 2023, primarily driven by the decrease in exchange products and third-party refinery sales. These decreases resulted from lower pricing and the turnaround, which was completed between September and November 2023. The refinery operating income decreased in 2023 mainly due to lower pricing and the turnaround.

Delta Air Lines, Inc. | 2023 Form 10-K                                      39

Item 7. MD&A - Refinery Segment
A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. A refinery may meet its obligation by blending the necessary volumes of renewable fuels, by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Monroe incurred $323 million in RINs compliance costs during 2023, compared to $576 million incurred in 2022. Observable RINs prices declined during 2023 and we acquired RINs assets to satisfy substantially all of our 2023 RINs obligation.

During 2023, we retired approximately $700 million of our 2021 and 2022 RINs assets to settle our 2021 and 2022 obligations prior to the compliance deadlines.

For more information regarding the refinery's results, see Note 14 of the Notes to the Consolidated Financial Statements.

Operating Statistics

	Year Ended December 31,
Consolidated (1)	2023		2022
Revenue passenger miles (in millions)	232,241		195,480
Available seat miles (in millions)	272,033		233,226
Passenger mile yield	21.06	¢	20.57	¢
Passenger revenue per available seat mile ("PRASM")	17.98	¢	17.24	¢
Total revenue per available seat mile ("TRASM")	21.34	¢	21.69	¢
TRASM, adjusted (2)	20.10	¢	19.55	¢
Cost per available seat mile ("CASM")	19.31	¢	20.12	¢
CASM-Ex (2)	13.17	¢	12.87	¢
Passenger load factor	85%		84%
Fuel gallons consumed (in millions)	3,926		3,412
Average price per fuel gallon (3)	$2.82		$3.36
Average price per fuel gallon, adjusted (2)(3)	$2.83		$3.36
Approximate full-time equivalent employees, end of period	103,000		95,000
(1)Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.
(2)Non-GAAP financial measures are defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of refinery segment results and fuel hedge activity.
Delta Air Lines, Inc. | 2023 Form 10-K                                      40

Item 7. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of December 31, 2023, we had $6.8 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Sources and Uses of Liquidity

Operating Activities

Operating activities in 2023 provided $6.5 billion of cash flow compared to $6.4 billion in 2022. We expect to continue generating cash flows from operations during 2024.

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

Fuel. Fuel expense represented approximately 21% of our total operating expense during 2023. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The average fuel price per gallon decreased in 2023. We expect elevated jet fuel prices in comparison to historical levels to continue during the beginning of 2024 due to current market conditions, further exacerbated by geopolitical events. As capacity increased throughout the year, fuel consumption was higher in 2023 than 2022 as well. We expect fuel consumption to increase in 2024 aligned with capacity, partially offset by improvements in the fuel efficiency of our fleet.

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

Employee Benefit Obligations. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and are frozen for future benefit accruals. Our funding obligations for these plans are governed by the Employee Retirement Income Security Act ("ERISA") and any applicable legislation. We had no minimum funding requirements in 2023, and have no such requirements in 2024. At the current level of funding, plan assets and investment returns are expected to satisfy a majority of future benefit payments. Estimates of future funding requirements are based on various assumptions and could vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets, statutory requirements and demographic data for participants.

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

We pay profit sharing annually in February. We paid $563 million in 2023 to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 31, 2023, we recorded $1.4 billion in profit sharing expense based on 2023 pre-tax profit, which we will pay to employees in February 2024.

Delta Air Lines, Inc. | 2023 Form 10-K                                      41

Item 7. MD&A - Financial Condition and Liquidity
Contract Carrier Obligations. We have certain estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. These minimum amounts are based on the required minimum levels of flying by the regional carriers under the respective agreements and assumptions regarding the costs associated with such minimum levels of flying. As of December 31, 2023 the total of these minimum amounts was $8.8 billion and range from approximately $1.3 billion to $1.6 billion on an annual basis over the next five years. See Note 10 of the Notes to the Consolidated Financial Statements for more information on our contract carrier obligations.

Operating Lease Obligations. As described further in Note 7 of the Notes to the Consolidated Financial Statements, as of December 31, 2023 we had a total of $9.2 billion of minimum operating lease obligations. These minimum lease payments range from approximately $800 million to $1.0 billion on an annual basis over the next five years.

New York-JFK Airport Expansion. We are enhancing and expanding our facilities at Terminal 4 of JFK to strengthen our competitive position and offer a premium travel experience for customers in New York City. Terminal 4 is operated by JFK International Air Terminal LLC ("IAT"), a private party, under its lease with the Port Authority of New York and New Jersey ("Port Authority"). We have a long-term agreement with IAT to sublease space in Terminal 4 through 2043.

In 2021, the Port Authority approved plans to renovate and expand Terminal 4 in order to facilitate Delta's relocation from Terminal 2 and consolidation of its operations into Terminal 4. The project is adding 10 new gates and other complementary facilities, including an additional Delta Sky Club and a new Delta premium lounge. The project is estimated to cost approximately $1.6 billion and will be funded primarily with bonds issued in 2022 by the New York Transportation Development Corporation ("NYTDC") for which our landlord, IAT, is the obligor. The majority of project costs are being used to expand or modify Delta's leased premises. Construction started in late 2021 and in 2023 we substantially completed a majority of Delta's portion of the project and consolidated all operations to Terminal 4.

Other Obligations. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, aviation-related, maintenance, insurance, marketing, technology, sponsorships and other third-party services and products. As of December 31, 2023, we had approximately $9.2 billion of such obligations, which range from approximately $300 million to $1.1 billion on an annual basis over the next five years.

Investing Activities

Short-Term Investments. In 2023, we redeemed a net of $2.2 billion in short-term investments. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures (i.e., property and equipment additions in our Consolidated Statements of Cash Flows ("cash flows statement")) were $5.3 billion and $6.4 billion in 2023 and 2022, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects, fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Excluding the New York-LaGuardia airport project discussed below, our expected 2024 capital spend of approximately $5 billion, which may vary depending on financing decisions, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements. As described in Part I, Item 1. "Business - Environmental Sustainability," aircraft fleet renewal is an important component of our environmental sustainability strategy and the path to achievement of our ambitious climate goals, which will continue to require extensive capital investment in future periods. See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our aircraft purchase commitments, which totaled approximately $17.5 billion as of December 31, 2023.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The completed terminal redevelopment features a new, larger Delta Sky Club, wider concourses, more gate seating and nearly double the amount of concessions space than the prior terminals. The completed facility also offers direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. Construction is underway and is being phased to limit passenger inconvenience.

We have opened Concourse E, Concourse G, the headhouse (including the Delta Sky Club), the terminal roadways and portions of Concourse D and Concourse F. Due to an acceleration effort that commenced in 2020, substantial completion is expected by the end of 2024.
Delta Air Lines, Inc. | 2023 Form 10-K                                      42

Item 7. MD&A - Financial Condition and Liquidity
In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement, as amended to date, we (1) are funding (through debt issuance and existing cash) and undertaking the design, management and construction of the terminal and certain off-premises supporting facilities, (2) are receiving a Port Authority contribution of approximately $500 million to facilitate construction of the terminal and other supporting infrastructure, (3) will be responsible for all operations and maintenance during the term of the lease and (4) will have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers.

The project is expected to cost $4.3 billion and the total amount spent to date is approximately $3.7 billion. We currently expect our net project cost to be approximately $3.8 billion and we bear the risks of project construction, including any potential cost over-runs. We entered into loan agreements to fund a portion of the construction, which are recorded on our Consolidated Balance Sheets ("balance sheets") as debt with the proceeds reflected as restricted cash. Using funding primarily provided by these arrangements, we spent approximately $500 million, $650 million and $950 million during 2023, 2022 and 2021, respectively. We expect to spend approximately $500 million during 2024. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the debt related to the redevelopment project, including the $878 million of NYTDC Special Facilities Revenue Bonds, Series 2023 issued during 2023.

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

The project is expected to cost approximately $2.4 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. During 2023, the revolving credit facility agreement was amended and the revolver capacity was reduced to $626 million. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.8 billion to purchase completed project assets, representing the maximum allowable reimbursement by the City. Costs incurred in excess of the $1.8 billion maximum will not be reimbursed by the City. We currently expect our net project costs to be approximately $600 million, of which approximately $350 million has been reflected as investing activities and approximately $200 million as operating activities in our cash flows statement since the project started in 2017.

In 2020, we enhanced the project’s scope to include a more customer-friendly design of Terminal 3, an expanded Delta Sky Club and baggage system upgrades designed to increase the terminals’ operational efficiency going forward. In 2023, we substantially completed all construction for this project.

Wheels Up. We announced an expanded strategic partnership with Wheels Up, which included an agreement for a new credit facility to Wheels Up. This new credit facility is comprised of a $390 million term loan, of which we contributed $150 million and several other lenders contributed the remaining $240 million, and a $100 million liquidity facility that we made available to Wheels Up in the event the company's liquidity falls below $100 million. Our $150 million cash contribution was reflected as an investing outflow in our cash flows statement.

Financing Activities

Debt and Finance Leases. In 2023, we had cash outflows of approximately $4.1 billion related to repayments of our debt and finance leases, including early repayment activities of $1.4 billion in principal for the repurchase of various secured and unsecured notes and the SkyMiles Term Loan through repurchases on the open market and $585 million in early principal repayments on various notes secured by aircraft. We will continue to seek opportunities to pre-pay our debt, in addition to periodic amortization payments and scheduled maturities, during 2024 and beyond.

In the March 2023 quarter, both Fitch and S&P credit rating agencies upgraded our debt rating outlooks to stable and positive, respectively. In the September 2023 quarter, S&P upgraded our credit rating to BB+.

The principal amount of our debt and finance leases was $20.1 billion at December 31, 2023.
Delta Air Lines, Inc. | 2023 Form 10-K                                      43

Item 7. MD&A - Financial Condition and Liquidity
Future Debt Obligations. As described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2023, scheduled maturities of our debt in 2024 and 2025 were $2.6 billion and $2.0 billion, respectively, with maturities from 2026 through 2028 ranging between $1.9 billion and $2.6 billion annually. As of December 31, 2023, scheduled maturities after 2028 aggregate to $7.2 billion. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2023, these interest obligations total approximately $4.0 billion and range from approximately $300 million to $800 million on an annual basis over the next five years. We will continue to seek opportunities to pre-pay our debt, in addition to periodic amortization payments and scheduled maturities, during 2024 and beyond.

Finance Lease Obligations. As described further in Note 7 of the Notes to the Consolidated Financial Statements, as of December 31, 2023 we had a total of $1.6 billion of minimum finance lease obligations. These minimum lease payments range from approximately $200 million to $400 million on an annual basis over the next five years.

Capital Returns to Shareholders. During 2023, we re-instated our quarterly dividend program with $0.10 per share payments in both the September 2023 and December 2023 quarters, resulting in total dividend payments during the year ended December 31, 2023 of $128 million.

On February 8, 2024, the Board of Directors approved and we will pay a quarterly dividend of $0.10 per share on March 18, 2024 to shareholders of record as of February 26, 2024.

Undrawn Lines of Credit. As of December 31, 2023 we had approximately $2.9 billion undrawn and available under our revolving credit facilities. In addition, we had $450 million of outstanding letters of credit as of December 31, 2023 that did not affect the availability under our revolvers.

Covenants. We were in compliance with the covenants in our debt agreements at December 31, 2023. See Note 6 of the Notes to the Consolidated Financial Statements for more information on the covenants in our debt agreements.

Delta Air Lines, Inc. | 2023 Form 10-K                                      44

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

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. When traveling, customers earn miles primarily based on the passenger's loyalty program status, fare class and ticket price. Customers can also earn miles through participating companies. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, access to Delta Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

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

At December 31, 2023, the aggregate deferred revenue balance associated with the SkyMiles program was $8.4 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an impact of less than 1% of total operating revenue recognized for the year ended December 31, 2023.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused. A hypothetical 10% increase in our estimate of the ETV of a mile would have decreased total operating revenue by less than 1% for the year ended December 31, 2023, as a result of an increase in the amount of revenue deferred associated with the miles earned.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from one to thirteen years. During the years ended December 31, 2023, 2022 and 2021, total cash sales from marketing agreements related to our loyalty program were $6.9 billion, $5.7 billion and $4.1 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      45

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

We defer the amount allocated to award travel as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to Delta Sky Club lounge access is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

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

Passenger Ticket Sales

We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in our air traffic liability. Passenger revenue is recognized when we provide transportation. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets with scheduled departure dates in the future and travel credits, which can be applied as payment toward the cost of a ticket. We periodically evaluate the estimated air traffic liability and may record adjustments in our Consolidated Statement of Operations ("income statement"). These adjustments relate primarily to tickets that expire unused ("ticket breakage"), refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

We estimate the value of ticket breakage and recognize revenue at the scheduled flight date. Our ticket breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior. At December 31, 2023, the aggregate air traffic liability balance was $7.0 billion. A hypothetical 10% change in the amount of tickets estimated to expire unused would result in an impact of less than 1% of total operating revenue for the year ended December 31, 2023.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      46

Item 7. MD&A - Critical Accounting Estimates
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

Key Assumptions. The key assumptions in our impairment tests include (1) forecasted revenues, expenses and cash flows, (2) current discount rates, (3) observable market transactions and (4) anticipated changes to the regulatory environment (e.g., changes in slot access and/or availability, additional Open Skies agreements or changes to antitrust approvals). These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. In addition, when performing a qualitative valuation, we consider the amount by which the intangible assets' fair values exceeded their respective carrying values in the most recent fair value measurements calculated using a quantitative approach.

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies or other factors, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., changes in slot access and/or availability, additional Open Skies agreements or changes to antitrust approvals), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2023.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $6.0 billion at December 31, 2023, of which $5.9 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to alliances and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

In 2023, we performed quantitative assessments of our goodwill and indefinite-lived intangible assets, including applicable factors noted in "Key Assumptions" above, and determined that there was no indication that the assets were impaired as the fair value of each asset exceeded its carrying value by at least 20%. Assumptions are sensitive to uncertainty about future events, the macroeconomic environment and other market-based risk factors. A change in key assumptions such as the discount rate or projected future revenues, expenses and cash flows could materially affect the determination of fair values. Management evaluated estimates and assumptions used in the valuations, considering market and industry-specific conditions.

For additional information on our goodwill and indefinite-lived intangible assets' significant accounting policies and the related fair values and book values, see Note 5 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and frozen for future benefit accruals. As of December 31, 2023, the unfunded benefit obligation for these plans recorded on our balance sheets was $145 million, which is the net of our benefit obligation of $15.9 billion and plan assets of $15.8 billion. We had no minimum funding requirements in 2023, and have no such requirements in 2024. The most critical assumptions impacting our defined benefit pension plan obligations, plan assets and net periodic cost/(benefit) are the discount rate, the expected long-term rate of return on plan assets and life expectancy of plan participants.

Discount Rate. We determine our discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analyses specific to our estimated future benefit payments for each plan. We used a weighted average discount rate to value the obligations of 5.31% and 5.62% at December 31, 2023 and 2022, respectively.

Delta Air Lines, Inc. | 2023 Form 10-K                                      47

Item 7. MD&A - Critical Accounting Estimates
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

The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. The expected long-term rate of return on our defined benefit pension plan assets is 7.00%.

The impact of a 0.50% change in weighted average discount rate and 1.00% change in expected long-term rate of return on assets are shown in the table below:

Benefit plan effects of change in assumptions used
Change in Assumption	Effect on 2024 Pension Cost/(Benefit)		Effect on Accrued Pension Liability at December 31, 2023
0.50% decrease in weighted average discount rate	$(5)	million	$742	million
0.50% increase in weighted average discount rate	$1	million	$(685)	million
1.00% decrease in expected long-term rate of return on assets	$150	million	$—
1.00% increase in expected long-term rate of return on assets	$(150)	million	$—

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic cost/(benefit). Each year we review information published by the Society of Actuaries and other publicly available information to develop our best estimate of life expectancy for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Funding. Our funding obligations for qualified defined benefit plans are governed by ERISA and any applicable legislation. Under the Pension Protection Act of 2006, we elected alternative funding rules so that the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate until the 17-year period expires for all frozen defined benefit plans by the end of 2024. Upon expiration, under legislation passed in 2021, any required funding would be amortized over a rolling 15-year period and calculated using a discount rate of no less than 4.75% through 2030.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      48

Item 7. MD&A - Critical Accounting Estimates
Recent Accounting Standards

Standards Effective in Future Years

Fair Value of Equity Investments. In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024, however we early adopted this standard as of December 31, 2023. The new standard does not impact the valuation of our equity investments, but we have included the newly required disclosures related to the contractual sale restrictions associated with our investment in Wheels Up. See Note 4 of the Notes to the Consolidated Financial Statements for additional details.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional segment expense disclosures in the footnotes to our Consolidated Financial Statements.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures in the footnotes to our Consolidated Financial Statements.
Delta Air Lines, Inc. | 2023 Form 10-K                                      49

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

Included below are reconciliations of non-GAAP measures used within this Form 10-K to the most directly comparable GAAP financial measures. Reconciliations below may not calculate exactly due to rounding. These reconciliations include certain adjustments to GAAP measures to provide comparability between the reported periods, if applicable, as indicated below:

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

•One-time pilot agreement expenses. During 2023, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million. Adjusting for these expenses allows investors to better understand and analyze our core cost performance.

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

Operating income, adjusted reconciliation
	Year Ended December 31,
(in millions)	2023	2022
Operating income	$5,521	$3,661
Adjusted for:
MTM adjustments and settlements on hedges	(52)	29
One-time pilot agreement expenses	864	—
Restructuring charges	—	(124)
Operating income, adjusted	$6,334	$3,566

Delta Air Lines, Inc. | 2023 Form 10-K                                      50

Item 7. MD&A - Supplemental Information

Total revenue, adjusted reconciliation
	Year Ended December 31,
(in millions)	2023	2022
Total revenue	$58,048	$50,582
Adjusted for:
Third-party refinery sales	(3,379)	(4,977)
Total revenue, adjusted	$54,669	$45,605

Operating expense, adjusted reconciliation
	Year Ended December 31,
(in millions)	2023	2022
Operating expense	$52,527	$46,921
Adjusted for:
Third-party refinery sales	(3,379)	(4,977)
MTM adjustments and settlements on hedges	52	(29)
One-time pilot agreement charges	(864)	—
Restructuring charges	—	124
Operating expense, adjusted	$48,335	$42,039

Fuel expense, adjusted and Average fuel price per gallon, adjusted reconciliations
			Average Price Per Gallon
	Year Ended December 31,		Year Ended December 31,
(in millions, except per gallon data)	2023	2022	2023	2022
Total fuel expense	$11,069	$11,482	$2.82	$3.36
Adjusted for:
MTM adjustments and settlements on hedges	52	(29)	0.01	(0.01)
Total fuel expense, adjusted	$11,121	$11,453	$2.83	$3.36

TRASM, adjusted reconciliation
	Year Ended December 31,
(in cents)	2023		2022
TRASM	21.34	¢	21.69	¢
Adjusted for:
Third-party refinery sales	(1.24)		(2.13)
TRASM, adjusted	20.10	¢	19.55	¢

CASM-Ex reconciliation
	Year Ended December 31,
(in cents)	2023		2022
CASM	19.31	¢	20.12	¢
Adjusted for:
Third-party refinery sales	(1.24)		(2.13)
Aircraft fuel and related taxes	(4.07)		(4.92)
Profit sharing	(0.51)		(0.24)
One-time pilot agreement expenses	(0.32)		—
Restructuring charges	—		0.05
CASM-Ex	13.17	¢	12.87	¢

Delta Air Lines, Inc. | 2023 Form 10-K                                      51

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

•Pilot agreement payment. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Adjusting for this item provides investors a better understanding of our recurring free cash flow generated by our operations.

Free cash flow reconciliation
Year Ended December 31,
(in millions)	2023
Net cash provided by operating activities	$6,464
Net cash used in investing activities	(3,148)
Adjusted for:
Net redemptions of short-term investments	(2,235)
Strategic investments and related	152
Net cash flows related to certain airport construction projects and other	496
Financed aircraft acquisitions	(461)
Pilot agreement payment	735
Free cash flow	$2,003
Delta Air Lines, Inc. | 2023 Form 10-K                                      52

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

Liquidity - Includes our cash and cash-like assets, including cash equivalents and short-term investments, as well as aggregate principal amount committed and available to be drawn under our revolving credit facilities.

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      53

Item 7A. Market Risk
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure related to fuel prices, interest rates, foreign currency exchange rates and changes in the market value of equity investments. Market risk is the potential negative impact of adverse changes in these prices or rates on our Consolidated Financial Statements. In an effort to manage our exposure to these risks, we may enter into derivative contracts and may adjust our derivative portfolio as market conditions change. See Note 3 of the Notes to the Consolidated Financial Statements for further information on our derivative contracts. We expect adjustments to the fair value of financial instruments to result in ongoing volatility in earnings and stockholders' equity.

The following sensitivity analyses do not consider the effects of a change in demand for air travel, the economy as a whole or actions we may take to seek to mitigate our exposure to a particular risk. For these and other reasons, the actual results of changes in these prices or rates may differ materially from the following hypothetical results.

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. A one cent increase in the cost of jet fuel per gallon would result in approximately $40 million of additional annual fuel expense based on annual consumption of approximately four billion gallons of jet fuel. Our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory.

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

At December 31, 2023, we had $16.8 billion of fixed-rate debt, $1.9 billion of variable-rate debt and $583 million of variable-rate leases. The rates used in our variable-rate debt are based on SOFR, or another index rate, which in certain cases is subject to a floor. At December 31, 2023 we no longer had LIBOR-based debt or finance leases. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $716 million at December 31, 2023 and would have increased the annual interest expense on our variable-rate debt and variable-rate leases by $25 million.

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

At December 31, 2023 we had no open foreign currency options or forward contracts.

Equity Investment Risk

We own equity investments in a number of airlines and airline service companies, which are subject to equity price risk. We often hold our equity securities for long periods and short-term price volatility has occurred in the past and will occur in the future, impacting the volatility of our financial results. During 2023, we recorded a net gain of $1.3 billion related to the valuation of our fair value investments. As of December 31, 2023, we have long-term investments recorded at fair value of $2.9 billion and, therefore, a 10% change in the fair value of these investments would have an approximately $290 million impact on our financial results. See Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for further information on our investments.
Delta Air Lines, Inc. | 2023 Form 10-K                                      54

Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Delta Air Lines, Inc. | 2023 Form 10-K                                      55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Employee Benefit Plans - Net Asset Value Per Share (NAV) Asset Valuation

Description of the Matter
At December 31, 2023, the fair value of the Company’s benefit plan assets measured at fair value on a recurring basis totaled $16.2 billion, of which $11.4 billion do not have a readily determinable fair value and are measured at NAV as a practical expedient. Management determines the fair value of NAV assets by applying the methodologies described in Note 9 to the consolidated financial statements.

Auditing the Company’s NAV assets required significant judgment in estimating the fair value of the NAV assets, primarily resulting from the lag in the availability of data provided by the investment fund managers.
Delta Air Lines, Inc. | 2023 Form 10-K                                      56

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the fair value measurement of its NAV assets, including controls over management’s assessment of the significant inputs and estimates affecting the fair value measurement.
To test the fair value of plan assets measured at NAV, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and comparing significant inputs and underlying data used in the Company's valuations to information available from third-party sources and market data. Additionally, we performed sensitivity analyses to evaluate the changes to the Company’s net periodic benefit that would result from changes in the fair value measurement, compared the Company’s asset performance results to applicable third-party benchmarks, and assessed management’s historical accuracy of estimating fair value by performing retrospective review procedures comparing the Company’s estimates of fair value as of the prior year end to the fair value NAV in the investment’s audited financial statements made available during the current year.

Loyalty Program - Mileage Breakage

Description of the Matter
At December 31, 2023 the Company’s aggregate current and noncurrent loyalty program deferred revenue balance was $8.4 billion. For the year ended December 31, 2023, the Company recognized $3.5 billion of revenue classified as loyalty travel awards within passenger revenue and $3.1 billion of revenue classified as loyalty program revenue within other revenue in the consolidated statement of operations. As disclosed in Note 2 to the consolidated financial statements, the Company defers revenue for mileage credits earned and recognizes loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. In accounting for its loyalty program deferred revenue, the Company estimates the amount of mileage credits outstanding that are not expected to be redeemed (mileage breakage). The Company recognizes mileage breakage proportionally during the period in which the remaining mileage credits are redeemed. Under the Company’s loyalty program, mileage credits do not expire. Therefore, the Company uses statistical models to estimate mileage breakage based on historical redemption patterns.

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

To test the estimate of breakage of mileage credits, our audit procedures included, among others, involving an actuarial specialist to assist in assessing the method used by the Company to develop the mileage breakage estimate and to independently develop a range of mileage breakage estimates and compare to the Company's estimate. Additionally, we tested the completeness and accuracy of the underlying mileage data used to develop the mileage breakage estimate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.

Atlanta, Georgia
February 12, 2024

Delta Air Lines, Inc. | 2023 Form 10-K                                      57

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,741	$3,266
Short-term investments	1,127	3,268
Accounts receivable, net of an allowance for uncollectible accounts of $17 and $23	3,130	3,176
Fuel, expendable parts and supplies inventories, net of an allowance for obsolescence of $123 and $136	1,314	1,424
Prepaid expenses and other	1,957	1,877
Total current assets	10,269	13,011

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $21,707 and $20,370	35,486	33,109
Operating lease right-of-use assets	7,004	7,036
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $911 and $902	5,983	5,992
Equity investments	3,457	2,128
Other noncurrent assets	1,692	1,259
Total noncurrent assets	63,375	59,277
Total assets	$73,644	$72,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,983	$2,359
Current maturities of operating leases	759	714
Air traffic liability	7,044	8,160
Accounts payable	4,446	5,106
Accrued salaries and related benefits	4,561	3,288
Loyalty program deferred revenue	3,908	3,434
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,617	1,779
Total current liabilities	26,418	25,940

Noncurrent Liabilities:
Debt and finance leases	17,071	20,671
Pension, postretirement and related benefits	3,601	3,707
Loyalty program deferred revenue	4,512	4,448
Noncurrent operating leases	6,468	6,866
Deferred income taxes, net	908	24
Other noncurrent liabilities	3,561	4,050
Total noncurrent liabilities	36,121	39,766

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 654,671,194 and 651,800,786 shares issued	—	—
Additional paid-in capital	11,641	11,526
Retained earnings	5,650	1,170
Accumulated other comprehensive loss	(5,845)	(5,801)
Treasury stock, at cost, 11,224,246 and 10,535,033 shares	(341)	(313)
Total stockholders' equity	11,105	6,582
Total liabilities and stockholders' equity	$73,644	$72,288
The accompanying notes are an integral part of these Consolidated Financial Statements.
Delta Air Lines, Inc. | 2023 Form 10-K                                      58

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Operating Revenue:
Passenger	$48,909	$40,218	$22,519
Cargo	723	1,050	1,032
Other	8,416	9,314	6,348
Total operating revenue	58,048	50,582	29,899

Operating Expense:
Salaries and related costs	14,607	11,902	9,728
Aircraft fuel and related taxes	11,069	11,482	5,633
Ancillary businesses and refinery	4,172	5,756	3,957
Contracted services	4,041	3,345	2,420
Landing fees and other rents	2,563	2,181	2,019
Aircraft maintenance materials and outside repairs	2,432	1,982	1,401
Depreciation and amortization	2,341	2,107	1,998
Passenger commissions and other selling expenses	2,334	1,891	953
Regional carrier expense	2,200	2,051	1,736
Passenger service	1,750	1,453	756
Profit sharing	1,383	563	108
Pilot agreement and related expenses	864	—	—
Aircraft rent	532	508	430
Government grant recognition	—	—	(4,512)
Other	2,239	1,700	1,386
Total operating expense	52,527	46,921	28,013

Operating Income	5,521	3,661	1,886

Non-Operating Income/(Expense):
Interest expense, net	(834)	(1,029)	(1,279)
Gain/(loss) on investments, net	1,263	(783)	56
Loss on extinguishment of debt	(63)	(100)	(319)
Pension and related (expense)/benefit	(244)	292	451
Miscellaneous, net	(35)	(127)	(397)
Total non-operating income/(expense), net	87	(1,747)	(1,488)

Income Before Income Taxes	5,608	1,914	398

Income Tax Provision	(999)	(596)	(118)

Net Income	$4,609	$1,318	$280

Basic Earnings Per Share	$7.21	$2.07	$0.44
Diluted Earnings Per Share	$7.17	$2.06	$0.44

The accompanying notes are an integral part of these Consolidated Financial Statements.
Delta Air Lines, Inc. | 2023 Form 10-K                                      59

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2023	2022	2021
Net Income	$4,609	$1,318	$280
Other comprehensive income:
Net change in pension and other benefits	(44)	1,329	1,908
Total Other Comprehensive (Loss)/Income	(44)	1,329	1,908
Comprehensive Income	$4,565	$2,647	$2,188

The accompanying notes are an integral part of these Consolidated Financial Statements.
Delta Air Lines, Inc. | 2023 Form 10-K                                      60

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$4,609	$1,318	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	2,107	1,998
Deferred income taxes	980	591	115
(Gain)/loss on fair value investments	(1,283)	874	(38)
Pension, postretirement and postemployment payments greater than expense	(121)	(453)	(2,038)
Changes in certain assets and liabilities:
Receivables	(7)	(728)	(981)
Fuel inventory	121	(158)	(318)
Prepaids and other current assets	17	(867)	(58)
Air traffic liability	(1,216)	1,902	1,814
Loyalty program deferred revenue	538	324	376
Profit sharing	821	455	108
Other payables, deferred revenue and accrued liabilities	(285)	1,226	1,986
Noncurrent liabilities	(18)	(348)	(399)
Other, net	(33)	120	419
Net cash provided by operating activities	6,464	6,363	3,264

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(3,645)	(4,495)	(1,596)
Ground property and equipment, including technology	(1,678)	(1,871)	(1,651)
Purchase of equity investments	(152)	(870)	—
Purchase of short-term investments	(2,312)	(2,704)	(12,655)
Redemption of short-term investments	4,547	2,804	15,036
Other, net	92	212	(32)
Net cash used in investing activities	(3,148)	(6,924)	(898)

Cash Flows From Financing Activities:
Proceeds from long-term obligations	878	—	1,902
Payments on debt and finance lease obligations	(4,071)	(4,475)	(5,834)
Cash dividends	(128)	—	—
Other, net	(73)	(60)	80
Net cash used in financing activities	(3,394)	(4,535)	(3,852)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(78)	(5,096)	(1,486)
Cash, cash equivalents and restricted cash at beginning of period	3,473	8,569	10,055
Cash, cash equivalents and restricted cash at end of period	$3,395	$3,473	$8,569

Supplemental Disclosure of Cash Paid for Interest	$1,164	$1,261	$1,524
Non-Cash Transactions:
Right-of-use assets acquired under operating leases	$661	$531	$2,113
Flight and ground equipment acquired under finance leases	31	91	1,049
Operating leases converted to finance leases	84	342	42
Equity investments and other financings	—	330	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2023 Form 10-K                                      61

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2021	647	$—	$11,259	$(428)	$(9,038)	9	$(259)	$1,534
Net income	—	—	—	280	—	—	—	280
Other comprehensive income	—	—	—	—	1,908	—	—	1,908
Common stock issued for employee equity awards(1)	3	—	102	—	—	1	(23)	79
Government grant warrant issuance	—	—	86	—	—	—	—	86
Balance at December 31, 2021	650	—	11,447	(148)	(7,130)	10	(282)	3,887
Net income	—	—	—	1,318	—	—	—	1,318
Other comprehensive income	—	—	—	—	1,329	—	—	1,329
Common stock issued for employee equity awards(1)	2	—	79	—	—	1	(31)	48
Balance at December 31, 2022	652	—	11,526	1,170	(5,801)	11	(313)	6,582
Net income	—	—	—	4,609	—	—	—	4,609
Dividends declared ($0.20 per share)	—	—	—	(129)	—	—	—	(129)
Other comprehensive loss	—	—	—	—	(44)	—	—	(44)
Common stock issued for employee equity awards(1)	3	—	115	—	—	—	(28)	87
Balance at December 31, 2023	655	$—	$11,641	$5,650	$(5,845)	11	$(341)	$11,105
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $40.08, $40.52 and $38.87 in 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Delta Air Lines, Inc. | 2023 Form 10-K                                      62

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

We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements may include codesharing, reciprocal loyalty program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, office co-location and other marketing agreements. We have received antitrust immunity for certain marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with collaborative arrangements are presented on a gross basis in the applicable line items on our Consolidated Statements of Operations ("income statement").

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

Recent Accounting Standards

Standards Effective in Future Years

Fair Value of Equity Investments. In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." Under this standard, a contractual restriction on the sale of an equity security is not considered in measuring the security's fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU becomes effective January 1, 2024, however we early adopted this standard as of December 31, 2023. The new standard does not impact the valuation of our equity investments, but we have included the newly required disclosures related to the contractual sale restrictions associated with our investment in Wheels Up Experience Inc. ("Wheels Up"). See Note 4, "Investments," for additional details.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional segment expense disclosures in the footnotes to our Consolidated Financial Statements.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. We are assessing the impact of this ASU and upon adoption may be required to include certain additional disclosures in the footnotes to our Consolidated Financial Statements.

Delta Air Lines, Inc. | 2023 Form 10-K                                      63

Notes to the Consolidated Financial Statements
Significant Accounting Policies

Our significant accounting policies are disclosed below or included within the topic-specific notes included herein.

Cash and Cash Equivalents and Short-Term Investments

Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents. Investments with maturities of greater than three months, but not in excess of one year, when purchased are classified as short-term investments and are stated at fair value. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs. Our short-term investments in debt securities purchased prior to October 1, 2022 are classified as fair value investments under the fair value option and unrealized gains and losses are recorded in non-operating expense. Our short-term investments in debt securities purchased on or after October 1, 2022 are classified as available-for-sale investments and are stated at fair value with unrealized gains and losses recorded in accumulated other comprehensive income/(loss) ("AOCI"). Realized gains and losses on these investments are recorded in non-operating expense.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets ("balance sheets") that sum to the total of the same such amounts shown within the Consolidated Statements of Cash Flows ("cash flows statement").

Reconciliation of cash, cash equivalents and restricted cash
	December 31,
(in millions)	2023	2022	2021
Current assets:
Cash and cash equivalents	$2,741	$3,266	$7,933
Restricted cash included in prepaid expenses and other	199	138	163
Noncurrent assets:
Restricted cash included in other noncurrent assets	455	69	473
Total cash, cash equivalents and restricted cash	$3,395	$3,473	$8,569

Inventories

Fuel. As part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, our wholly owned subsidiary, Monroe Energy, LLC ("Monroe"), operates the Trainer oil refinery. Refined products (finished goods) and feedstock and blendstock inventories (work-in-process) are both carried at the lower of cost and net realizable value. We use jet fuel in our airline operations that is produced by the refinery and procured through the exchanges with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      64

Notes to the Consolidated Financial Statements
Derivatives

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. Our derivative contracts are recognized at fair value on our balance sheets and had net balances of $5 million and $47 million at December 31, 2023 and 2022, respectively. See Note 3, "Fair Value Measurements," for further information regarding our derivative contracts.

Long-Lived Assets

Our long-lived lived assets include property and equipment, net and operating lease right-of-use ("ROU") assets on our balance sheets. See Note 7, "Leases," for further information regarding our leases. The following table summarizes our property and equipment:

Property and equipment by classification
		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2023	2022
Flight equipment(1)	25-34 years	$40,976	$38,091
Ground property and equipment	3-40 years	9,986	8,996
Information technology-related assets	3-15 years	3,307	3,375
Flight and ground equipment under finance leases	Shorter of lease term or estimated useful life	1,862	1,950
Advance payments for equipment		1,062	1,067
Less: accumulated depreciation and amortization(2)		(21,707)	(20,370)
Total property and equipment, net		$35,486	$33,109
(1)Includes aircraft and associated engines and parts.
(2)Includes accumulated amortization for flight and ground equipment under finance leases in the amount of $525 million and $463 million at December 31, 2023 and 2022, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.3 billion, $2.1 billion and $2.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to fifteen years. Included in the depreciation and amortization expense discussed above, we recorded $340 million, $307 million and $301 million for amortization of capitalized software for the years ended December 31, 2023, 2022 and 2021, respectively. The net book value of these assets, which are included in information technology-related assets above, totaled $932 million and $891 million at December 31, 2023 and 2022, respectively.

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      65

Notes to the Consolidated Financial Statements
Income Taxes

We account for deferred income taxes under the liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are net by jurisdiction and are recorded as noncurrent on the balance sheets.

We have elected to recognize global intangible low tax income in the period it arises and do not recognize deferred taxes for basis differences that may reverse in future years.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card carried a maximum credit limit of $1.1 billion as of December 31, 2023 and must be paid monthly. At both December 31, 2023 and 2022, we had $1.1 billion outstanding on this purchasing card and the activity was classified as a financing activity in our cash flows statement.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year the advertising first takes place. Advertising expense was $347 million, $302 million and $198 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Commissions and Merchant Fees

Passenger sales commissions and merchant fees are recognized in passenger commissions and other selling expenses when the related revenue is recognized.

Delta Air Lines, Inc. | 2023 Form 10-K                                      66

Notes to the Consolidated Financial Statements
NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

Passenger revenue by category
	Year Ended December 31,
(in millions)	2023	2022	2021
Ticket	$43,596	$35,626	$19,339
Loyalty travel awards	3,462	2,898	1,786
Travel-related services	1,851	1,694	1,394
Total passenger revenue	$48,909	$40,218	$22,519

Ticket

Passenger Tickets. We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in our air traffic liability. Passenger revenue is recognized when we provide transportation. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets with scheduled departure dates in the future and travel credits, which can be applied as payment toward the cost of a ticket. We periodically evaluate the estimated air traffic liability and may record adjustments in our income statement. These adjustments relate primarily to tickets that expire unused ("ticket breakage"), refunds, exchanges, transactions with other airlines and other items for which final settlement occurs in periods subsequent to the sale of the related tickets at amounts other than the original sales price.

We recognized approximately $7.4 billion, $4.2 billion and $2.2 billion in passenger revenue during the years ended December 31, 2023, 2022 and 2021, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

As of December 31, 2023, all of our air traffic liability was recorded as a current liability. As of December 31, 2022, our air traffic liability was $8.3 billion, of which $100 million was included in other noncurrent liabilities on our balance sheet due to ticket validity extensions related to certain tickets and travel credits as of the end of 2022.

Ticket Breakage. We estimate the value of ticket breakage and recognize revenue at the scheduled flight date. Our ticket breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior.

Regional Carriers. Our regional carriers include both third-party regional carriers with which we have contract carrier agreements ("contract carriers") and Endeavor Air, Inc., our wholly owned subsidiary. Our contract carrier agreements are primarily structured as capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase. We record revenue related to our capacity purchase agreements in passenger revenue and the related expenses in regional carrier expense. See Note 10, "Commitments and Contingencies," for additional information regarding contract carrier agreements.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for travel. We recognize loyalty travel awards revenue in passenger revenue as miles are redeemed and transportation is provided. See below for discussion of our loyalty program accounting policies.

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight, including baggage fees, administrative fees, and on-board sales. We recognize revenue for these services when the related transportation service is provided.
Delta Air Lines, Inc. | 2023 Form 10-K                                      67

Notes to the Consolidated Financial Statements
Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. When traveling, customers earn miles primarily based on the passenger's loyalty program status, fare class and ticket price. Customers can also earn miles through participating companies. Miles are redeemable by customers in future periods for air travel on Delta and other participating airlines, access to Delta Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from one to thirteen years. During the years ended December 31, 2023, 2022 and 2021, total cash sales from marketing agreements related to our loyalty program were $6.9 billion, $5.7 billion and $4.1 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

We defer the amount allocated to award travel as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to Delta Sky Club lounge access is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.
Delta Air Lines, Inc. | 2023 Form 10-K                                      68

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

Loyalty program activity
(in millions)	2023	2022	2021
Balance at January 1	$7,882	$7,559	$7,182
Miles earned	4,173	3,419	2,238
Travel miles redeemed	(3,462)	(2,898)	(1,786)
Non-travel miles redeemed	(173)	(198)	(75)
Balance at December 31	$8,420	$7,882	$7,559

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

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Other Revenue

	Year Ended December 31,
(in millions)	2023	2022	2021
Refinery	$3,379	$4,977	$3,229
Loyalty program	3,093	2,597	1,770
Ancillary businesses	840	846	793
Miscellaneous	1,104	894	556
Total other revenue	$8,416	$9,314	$6,348

Refinery. This represents refinery sales to third parties. See Note 14, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, which are included within the total cash sales from marketing agreements, discussed above. This also includes the redemption of miles for non-travel awards.

Ancillary Businesses. This includes aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of lounge access, including access provided to certain American Express cardholders, and codeshare revenues.

Delta Air Lines, Inc. | 2023 Form 10-K                                      69

Notes to the Consolidated Financial Statements
Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. A significant portion of the refinery segment's revenues typically consists of fuel sales to support the airline, which is eliminated in the Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region are summarized in the following table:

Revenue by geographic region
	Passenger Revenue			Operating Revenue
	Year Ended December 31,			Year Ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Domestic	$33,968	$30,197	$18,468	$40,845	$38,478	$24,320
Atlantic	9,057	6,093	1,777	10,458	7,429	2,537
Latin America	3,798	2,889	1,873	4,292	3,334	2,284
Pacific	2,086	1,039	401	2,453	1,341	758
Total	$48,909	$40,218	$22,519	$58,048	$50,582	$29,899

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

Passenger Taxes and Fees

We are required to charge certain taxes and fees on our passenger tickets, including U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are assessments on the customer for which we act as a collection agent and these amounts are not included in passenger revenue. We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier (i.e., for codeshare-related fees).

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      70

Notes to the Consolidated Financial Statements
Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2023				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,545	$1,545	$—	$—	(a)
Restricted cash equivalents	653	653	—	—	(a)
Short-term investments
U.S. Government securities	859	204	655	—	(a)
Corporate obligations	218	—	218	—	(a)
Other fixed income securities	50	—	50	—	(a)
Long-term investments and related	2,867	2,614	134	119	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	5	—	5	—	(a)(b)

	December 31, 2022				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,021	$2,021	$—	$—	(a)
Restricted cash equivalents	206	206	—	—	(a)
Short-term investments
U.S. Government securities	1,587	122	1,465	—	(a)
Corporate obligations	1,614	—	1,614	—	(a)
Other fixed income securities	67	—	67	—	(a)
Long-term investments	1,450	1,305	38	107	(a)(b)
Hedge derivatives, net
Fuel hedge contracts	(47)	—	(47)	—	(a)(b)
(1)See Note 9, "Employee Benefit Plans," for fair value of benefit plan assets.

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our balance sheets and generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport as well as certain self-insurance obligations and airport commitments. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

As of December 31, 2023, the estimated fair value of our short-term investments was $1.1 billion. These investments are expected to mature in one year or less.

Long-Term Investments and Related. Our long-term investments measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheets. Our equity investments in private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances. As of December 31, 2023 and December 31, 2022, our equity investment in Wheels Up was classified as Level 1 in the fair value hierarchy. In the September 2023 quarter, our Wheels Up investment was classified as Level 3 after we determined the quoted price of its publicly-traded shares did not represent fair value due to the short time between closing of Wheels Up's credit facility and our quarterly reporting date. Given the amount of time that elapsed by December 31, 2023, we returned to valuing our equity investment in Wheels Up using the closing price of its shares at year end as traded on the New York Stock Exchange. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the year ended December 31, 2023 there were no material gains or losses related to investments classified as Level 3 as a result of fair value adjustments. See Note 4, "Investments," for further information on our long-term investments.
Delta Air Lines, Inc. | 2023 Form 10-K                                      71

Notes to the Consolidated Financial Statements
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

•Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory. Our fuel hedge portfolio may consist of a combination of options, swaps or futures. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized losses of $6 million, $394 million and $146 million on our fuel hedge contracts in aircraft fuel and related taxes on our income statement for the years ended December 31, 2023, 2022 and 2021, respectively. The losses recognized during 2023 were composed of $58 million of settlements on contracts and $52 million of mark-to-market adjustments. Expense from the settlement of closed contracts is offset by higher operating profits at Monroe from higher pricing. See Note 14, "Segments," for further information on our Monroe refinery segment.

NOTE 4. INVESTMENTS

We have developed strategic relationships with a number of airlines and airline services companies through joint ventures and other forms of cooperation and support, including equity investments. Our equity investments reinforce our commitment to these relationships and generally enhance our ability to offer input to the investee on strategic issues and direction, in some cases through representation on the board of directors of the investee.

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Air France-KLM	Fair Value	3%	3%	$110	$97
China Eastern	Fair Value	2%	2%	134	189
CLEAR	Fair Value	6%	5%	171	227
Grupo Aeroméxico	Equity Method(1)	20%	20%	421	412
Hanjin-KAL	Fair Value(2)	15%	15%	561	296
LATAM	Fair Value	10%	10%	658	403
Unifi Aviation	Equity Method(3)	49%	49%	162	165
Wheels Up	Fair Value(4)	38%	21%	903	54
Other investments	Various			337	285
Equity investments				$3,457	$2,128
(1)Results are included in miscellaneous, net in our income statement under non-operating expense.
(2)At December 31, 2023, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(4)See below for additional information about our ownership interest and voting rights.

Delta Air Lines, Inc. | 2023 Form 10-K                                      72

Notes to the Consolidated Financial Statements
Wheels Up. During 2023, we announced an expanded strategic partnership with Wheels Up, which included an agreement for a new credit facility to Wheels Up. This new credit facility is comprised of a $390 million term loan, of which we contributed $150 million and several other lenders contributed the remaining $240 million, and a $100 million liquidity facility that we made available to Wheels Up in the event the company's liquidity falls below $100 million. In connection with the credit facility, the term loan investors received newly issued shares of Wheels Up's common stock representing 95% of Wheels Up's outstanding equity on a fully diluted basis as of the closing of the initial extension of credit.

Our $150 million cash contribution was reflected as an investing outflow in our cash flows statement and allocated on a relative fair value basis to a loan receivable within other noncurrent assets and an equity investment on our balance sheet. Combined with our previous ownership stake, this new investment provides us with a 38% equity interest in Wheels Up. Delta's voting rights with respect to its Wheels Up equity interest are capped at 29.9%.

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

We continue to account for our Wheels Up equity interest under the fair value option, as originally elected as part of our initial acquisition of Wheels Up shares in 2020. During 2023, we recorded a $786 million mark-to-market gain on our investment in Wheels Up based on the closing price of its shares as traded on the New York Stock Exchange. As of December 31, 2023, Wheels Up's public float was under 5% of the total outstanding shares which contributed to significant volatility in the value of our Wheels Up equity investment since the announcement of Wheels Up's credit facility in September 2023. The Wheels Up shares issued to Delta and the other term loan lenders were unregistered as of December 31, 2023 and are subject to a contractual transfer restriction until the first anniversary of the credit facility (September 2024). Following the expiration of this restriction, our equity investment in Wheels Up will be subject to certain, more limited transfer restrictions. We also account for our loan receivable at fair value, as the fair value option is applied to all of an investor's financial interests in the same entity. None of the $100 million liquidity facility has been drawn as of December 31, 2023.

Other Investments

This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment. Among others, this category includes our equity method investments in Virgin Atlantic and JFK IAT Member LLC.

Virgin Atlantic. The carrying value of our investment in Virgin Atlantic remains zero as of December 31, 2023. We maintain our 49% equity interest and continue to track our share of Virgin Atlantic's losses under the equity method of accounting. These previously unrecognized losses are only recorded to the extent we make additional investments in Virgin Atlantic (i.e., additional shareholder support). As of December 31, 2023, we have approximately $400 million of unrecognized equity method losses related to our 49% interest in Virgin Atlantic.

JFK IAT Member LLC is discussed further in Note 8, "Airport Redevelopment."

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      73

Notes to the Consolidated Financial Statements
We value goodwill and indefinite-lived intangible assets primarily using market and income approach valuation techniques. These measurements include the following key assumptions (1) forecasted revenues, expenses and cash flows, (2) current discount rates, (3) observable market transactions and (4) anticipated changes to the regulatory environment (e.g., changes in slot access and/or availability, additional Open Skies agreements or changes to antitrust approvals). These assumptions are consistent with those that hypothetical market participants would use. Because we are required to make estimates and assumptions when evaluating goodwill and indefinite-lived intangible assets for impairment, actual transaction amounts may differ materially from these estimates. We recognize an impairment charge if the asset's carrying value exceeds its estimated fair value.

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs (primarily related to fuel and employees), (3) lower passenger demand as a result of weakened U.S. and global economies or other factors, (4) interruption to our operations due to a prolonged employee strike, terrorist attack or other reasons, (5) changes to the regulatory environment (e.g., changes in slot access and/or availability, additional Open Skies agreements or changes to antitrust approvals), (6) competitive changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

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

During the December 2023 quarter, we performed a quantitative valuation of our goodwill and indefinite-lived intangible assets as the most recent quantitative analysis was several years ago. These quantitative impairment tests of goodwill and intangibles concluded that there was no indication of impairment as the fair values exceeded our carrying values.

Goodwill and indefinite-lived intangible assets by category
	Carrying Value at		Excess Fair Value at 2023 Testing Date
(in millions)	December 31, 2023	December 31, 2022
Goodwill	$9,753	$9,753	>100%
International routes and slots	2,583	2,583	20% to >100%
Airline alliances	1,863	1,863	30% to >100%
Delta tradename	850	850	>100%
Domestic slots	622	622	60% to >100%
Total	$15,671	$15,671

International Routes and Slots. This primarily relates to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Airline Alliances. This primarily relates to our commercial agreements with LATAM and our SkyTeam partners.

Domestic Slots. This primarily relates to our slots at New York-LaGuardia and Washington-Reagan National airports.

Delta Air Lines, Inc. | 2023 Form 10-K                                      74

Notes to the Consolidated Financial Statements
Definite-Lived Intangible Assets

Definite-lived intangible assets by category
	December 31, 2023		December 31, 2022
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(708)	$730	$(704)
Maintenance contracts	192	(150)	192	(145)
Other	54	(53)	54	(53)
Total	$976	$(911)	$976	$(902)

Amortization expense was $9 million, $9 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively. Based on our definite-lived intangible assets at December 31, 2023, we estimate that we will incur approximately $8 million of amortization expense annually from 2024 through 2028.

NOTE 6. DEBT

The following table summarizes our debt as of the dates indicated below:

Summary of outstanding debt by category
	Maturity Dates			Interest Rate(s) Per Annum at December 31, 2023			December 31,
(in millions)							2023	2022
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2024	to	2029	2.90%	to	7.38%	2,590	2,997
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2024	to	2028	4.50%	and	4.75%	4,518	5,144
SkyMiles Term Loan(1)(2)	2024	to	2027	9.17%			1,772	2,820
NYTDC Special Facilities Revenue Bonds(1)	2024	to	2045	4.00%	to	6.00%	3,656	2,838
Financing arrangements secured by aircraft:
Certificates(1)	2024	to	2028	2.00%	to	8.00%	1,591	1,802
Notes(1)(2)	2024	to	2033	6.72%	to	7.65%	165	813
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			838	1,542
2018 Revolving Credit Facility(2)	2026	to	2028	Undrawn			—	—
Other financings(1)(2)	2024	to	2030	2.51%	to	5.00%	67	67
Other revolving credit facilities(2)	2024	to	2026	Undrawn			—	—
Total secured and unsecured debt							18,693	21,519
Unamortized (discount)/premium and debt issuance cost, net and other							(83)	(138)
Total debt							18,610	21,381
Less: current maturities							(2,625)	(2,055)
Total long-term debt							$15,985	$19,326
(1)Due in installments.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate plus a specified margin.

Early Settlement of Outstanding Notes

During 2023, we repurchased a principal amount of $1.4 billion of various secured and unsecured notes and a portion of the SkyMiles Term Loan on the open market and made early principal repayments of $585 million on various notes secured by aircraft. Collectively, these payments resulted in a $63 million loss on extinguishment of debt, which is recorded in non-operating expense in our income statement.
Delta Air Lines, Inc. | 2023 Form 10-K                                      75

Notes to the Consolidated Financial Statements
Availability Under Revolving Facilities

As of December 31, 2023, we had approximately $2.9 billion undrawn and available under our revolving credit facilities. In addition, we had $450 million of outstanding letters of credit as of December 31, 2023 that did not affect the availability under our revolvers.

New York Transportation Development Corporation ("NYTDC") Special Facilities Revenue Bonds, Series 2023

In the December 2023 quarter, the NYTDC issued Special Facilities Revenue Bonds ("Series 2023 Bonds") in the aggregate principal amount of $878 million. We entered into loan agreements with the NYTDC to use the proceeds from the Series 2023 Bonds to finance a portion of the costs of the construction project that is currently in process at LaGuardia Airport. The proceeds from the Series 2023 Bonds are recorded in other noncurrent assets on our balance sheets. See Note 8, "Airport Redevelopment," for further information on our LaGuardia Airport project.

We are required to pay debt service on the Series 2023 Bonds through payments under loan agreements with NYTDC, and we have guaranteed the Series 2023 Bonds.

2018 Revolving Credit Facility

In the December 2023 quarter, we entered into an amended and restated credit agreement (the "A&R Credit Facility") which amends and restates the previous 2018 revolving credit facility. The A&R Credit Facility was undrawn at the time we entered into it and at December 31, 2023. The A&R Credit Facility contains a $1.325 billion three-year revolving facility, a $1.325 billion five-year revolving facility and a $360 million three-year standby letter of credit facility. Up to $250 million of each of the three-year and the five-year facilities can also be used for the issuance of letters of credit. The A&R Credit Facility contains an accordion feature under which the aggregate commitments can be increased up to $3.65 billion subject to certain conditions.

The A&R Credit Facility is secured by a first lien on collateral consistent with the existing credit agreement, which includes our Pacific route authorities and certain related assets. We also have the option of pledging additional collateral. The A&R Credit Facility provides for the release of the lien on the collateral if we receive and maintain an investment grade rating with stable outlook from at least two of the three rating agencies (such date on which the collateral release conditions are met, the "Collateral Release Date").

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

Fair value of outstanding debt
(in millions)	December 31, 2023	December 31, 2022
Net carrying amount	$18,610	$21,381
Fair value	$18,400	$20,700

Delta Air Lines, Inc. | 2023 Form 10-K                                      76

Notes to the Consolidated Financial Statements
Covenants

Our debt agreements contain various affirmative, negative and financial covenants. For example, our credit facilities and our SkyMiles financing agreements, contain, among other things, a minimum liquidity covenant. The minimum liquidity covenant requires us to maintain at least $2.0 billion of liquidity (defined as cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities). Certain of our debt agreements also include collateral coverage ratios and limit our ability to (1) incur liens under certain circumstances, (2) dispose of collateral and (3) engage in mergers and consolidations or transfer all or substantially all of our assets. On or after the Collateral Release Date, collateral and liquidity covenants in the A&R Credit Facility will be replaced to include, among other things, (1) restrictions on our ability to place liens on, or to sell or otherwise dispose of, a designated pool of assets and (2) minimum fixed charge coverage ratio and minimum asset coverage ratio covenants. Our SkyMiles financing agreements include a debt service coverage ratio and also restrict our ability to, among other things, (1) modify the terms of the SkyMiles program, or otherwise change the policies and procedures of the SkyMiles program, in a manner that would reasonably be expected to materially impair repayment of the SkyMiles Debt, (2) sell pre-paid miles in excess of $550 million in the aggregate and (3) terminate or materially modify the intercompany arrangements governing the relationship between Delta and SkyMiles IP Ltd. with respect to the SkyMiles program.

Each of these restrictions, however, is subject to certain exceptions and qualifications that are set forth in these debt agreements. We were in compliance with the covenants in our debt agreements at December 31, 2023.

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2023:

Future debt maturities
(in millions)	Total Debt	Amortization of Debt (Discount)/Premium and Debt Issuance Cost, net and other
2024	$2,633	$(49)
2025	2,006	(32)
2026	2,610	(6)
2027	2,315	—
2028	1,884	—
Thereafter	7,245	4
Total	$18,693	$(83)	$18,610

NOTE 7. LEASES

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of the fixed minimum lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. We do not separate lease and nonlease components of contracts, except for regional aircraft and information technology ("IT") assets as discussed below.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      77

Notes to the Consolidated Financial Statements
Aircraft

As of December 31, 2023, including aircraft operated by our regional carriers, we leased 225 aircraft, of which 111 were under finance leases and 114 were operating leases. Our aircraft leases had remaining lease terms of five months to 12 years.

In addition, we have regional aircraft leases that are embedded within our capacity purchase agreements and included in the ROU asset and lease liability. We allocated the consideration in each capacity purchase agreement to the lease and nonlease components based on their relative standalone fair values. Lease components of these agreements consist of 116 aircraft as of December 31, 2023 and nonlease components primarily consist of flight operations, in-flight and maintenance services. We determined our best estimate of the standalone fair value of the individual components by considering observable information including rates paid by our wholly owned subsidiary, Endeavor Air, Inc., and rates published by independent valuation firms. See Note 10, "Commitments and Contingencies," for additional information about our capacity purchase agreements.

Airport Facilities

Our facility leases are primarily for space at approximately 300 airports around the world that we serve. These leases reflect our use of airport terminals, office space, cargo warehouses and maintenance facilities. We generally lease space from government agencies that control the use of the airport, and as a result, these leases are classified as operating leases. The remaining lease terms vary from one month to 29 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheets as a ROU asset and lease liability.

Some airport facilities have fixed payment schedules, the most significant of which are New York-LaGuardia and New York-JFK. For those airport leases, we have recorded a ROU asset and lease liability representing the fixed component of the lease payments. See Note 8, "Airport Redevelopment," for more information on our significant airport redevelopment projects.

Other Ground Property and Equipment

We lease certain IT assets (including servers, mainframes, etc.), ground support equipment (including tugs, tractors, fuel trucks and de-icers), and various other equipment. The remaining lease terms range from one month to six years. Certain leased assets are embedded within various ground and IT service agreements. For ground service contracts, we have elected to include both the lease and nonlease components in the lease asset and lease liability balances on our balance sheets. For IT service contracts, we have elected to separate the lease and nonlease components and only the lease components are included in the lease asset and lease liability balances on our balance sheets. The amounts of these lease and nonlease components are not significant.

Delta Air Lines, Inc. | 2023 Form 10-K                                      78

Notes to the Consolidated Financial Statements
Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

Lease asset and liability balance sheet position by category
		December 31,
(in millions)	Classification on the Balance Sheet	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$7,004	$7,036
Finance lease assets	Property and equipment, net	1,338	1,487
Total lease assets		$8,342	$8,523

Liabilities
Current
Operating	Current maturities of operating leases	$759	$714
Finance	Current maturities of debt and finance leases	358	304
Noncurrent
Operating	Noncurrent operating leases	6,468	6,866
Finance	Debt and finance leases	1,086	1,345
Total lease liabilities		$8,671	$9,229

Weighted-average remaining lease term
Operating leases		13 years	13 years
Finance leases		4 years	5 years
Weighted-average discount rate
Operating leases		3.73%	4.30%
Finance leases		3.12%	3.05%

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.

Lease cost by category
	Year Ended December 31,
(in millions)	2023	2022	2021
Finance lease cost
Amortization of leased assets	$109	$120	$131
Interest of lease liabilities	42	45	55
Operating lease cost(1)	981	949	863
Short-term lease cost(1)	258	281	245
Variable lease cost(1)	2,230	1,859	1,599
Total lease cost	$3,620	$3,254	$2,893
(1)Expenses are primarily classified within aircraft rent, landing fees and other rents and regional carrier expense on our income statement.

Delta Air Lines, Inc. | 2023 Form 10-K                                      79

Notes to the Consolidated Financial Statements
Other Information

The table below presents supplemental cash flow information related to leases.

Supplemental lease-related cash flow information
	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,230	$809	$999
Operating cash flows for finance leases	71	49	46
Financing cash flows for finance leases	264	363	336

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheets.

Future lease cash flows and reconciliation to the balance sheet
(in millions)	Operating Leases	Finance Leases
2024	$1,021	$395
2025	990	257
2026	899	192
2027	860	391
2028	772	164
Thereafter	4,705	157
Total minimum lease payments	9,247	1,556
Less: amount of lease payments representing interest	(2,020)	(112)
Present value of future minimum lease payments	7,227	1,444
Less: current obligations under leases	(759)	(358)
Long-term lease obligations	$6,468	$1,086

As of December 31, 2023, we had additional leases that had not yet commenced of $151 million. These leases will commence in 2024 with lease terms of 4 to 19 years.

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

In 2021, the Port Authority approved plans to renovate and expand Terminal 4 in order to facilitate Delta's relocation from Terminal 2 and consolidation of its operations into Terminal 4. The project is adding 10 new gates and other complementary facilities, including an additional Delta Sky Club and a new Delta premium lounge. The project is estimated to cost approximately $1.6 billion and will be funded primarily with bonds issued in 2022 by the NYTDC for which our landlord, IAT, is the obligor. The majority of project costs are being used to expand or modify Delta's leased premises. Construction started in late 2021 and in 2023 we substantially completed a majority of Delta's portion of the project and consolidated all operations to Terminal 4. Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed, and therefore, we do not have the project asset or related obligation recorded on our balance sheets.

Delta Air Lines, Inc. | 2023 Form 10-K                                      80

Notes to the Consolidated Financial Statements
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

The project is expected to cost approximately $2.4 billion. A substantial majority of the project costs are being funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. During 2023, the revolving credit facility agreement was amended and the revolver capacity was reduced to $626 million. Loans made under the credit facility are being repaid with the proceeds from the City’s purchase of completed project assets. Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City has appropriated to date approximately $1.8 billion to purchase completed project assets, representing the maximum allowable reimbursement by the City. Costs incurred in excess of the $1.8 billion maximum will not be reimbursed by the City. We currently expect our net project costs to be approximately $600 million, of which approximately $350 million has been reflected as investing activities and approximately $200 million as operating activities in our cash flows statement since the project started in 2017.

In 2020, we enhanced the project’s scope to include a more customer-friendly design of Terminal 3, an expanded Delta Sky Club and baggage system upgrades designed to increase the terminals’ operational efficiency going forward. In 2023, we substantially completed all construction for this project.

Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed, and therefore, we do not have the project asset or related obligation recorded on our balance sheets, except for certain assets recorded as leasehold improvements within property and equipment, net on our balance sheets.

We have recorded approximately $200 million as a ROU asset on our balance sheets related to certain costs incurred in excess of RAIC funding, though we have not recognized a ROU asset and lease liability on our balance sheets for the variable lease payments in our agreement with the City. See Note 7, "Leases" for more information on our ROU assets and lease liabilities.

New York-LaGuardia Airport

As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority to replace Terminals C and D with a new state-of-the-art terminal facility consisting of 37 gates across four concourses connected to a central headhouse. The completed terminal redevelopment features a new, larger Delta Sky Club, wider concourses, more gate seating and nearly double the amount of concessions space than the prior terminals. The completed facility also offers direct access between the parking garage and terminal and improved roadways and drop-off/pick-up areas. Construction is underway and is being phased to limit passenger inconvenience.

We have opened Concourse E, Concourse G, the headhouse (including the Delta Sky Club), the terminal roadways and portions of Concourse D and Concourse F. Due to an acceleration effort that commenced in 2020, substantial completion is expected by the end of 2024.

Delta Air Lines, Inc. | 2023 Form 10-K                                      81

Notes to the Consolidated Financial Statements
In connection with the redevelopment, during 2017, we entered into an amended and restated terminal lease with the Port Authority with a term through 2050. Pursuant to the lease agreement, as amended to date, we (1) are funding (through debt issuance and existing cash) and undertaking the design, management and construction of the terminal and certain off-premises supporting facilities, (2) are receiving a Port Authority contribution of approximately $500 million to facilitate construction of the terminal and other supporting infrastructure, (3) will be responsible for all operations and maintenance during the term of the lease and (4) will have preferential rights to all gates in the terminal subject to Port Authority requirements with respect to accommodation of designated carriers.

The project is expected to cost $4.3 billion and the total amount spent to date is approximately $3.7 billion. We currently expect our net project cost to be approximately $3.8 billion and we bear the risks of project construction, including any potential cost over-runs. We entered into loan agreements to fund a portion of the construction, which are recorded on our balance sheets as debt with the proceeds reflected as restricted cash. Using funding primarily provided by these arrangements, we spent approximately $500 million, $650 million and $950 million during 2023, 2022 and 2021, respectively. Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed. Costs incurred by Delta are accounted for as leasehold improvements recorded in property and equipment, net on our balance sheets. See Note 6, "Debt," for additional information on the debt (NYTDC Special Facilities Revenue Bonds) related to this redevelopment project.

NOTE 9. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and frozen for future benefit accruals. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act and any applicable legislation. Under the Pension Protection Act of 2006, we elected alternative funding rules so that the unfunded liability for a frozen defined benefit plan may be amortized over a fixed 17-year period and is calculated using an 8.85% discount rate until the 17-year period expires for all frozen defined benefit plans by the end of 2024. Upon expiration, under legislation passed in 2021, any required funding would be amortized over a rolling 15-year period and calculated using a discount rate of no less than 4.75% through 2030. We have no minimum funding requirements for these plans in 2024 and do not plan to make voluntary contributions during 2024.

During 2023, we established a market based cash balance defined benefit pension plan for eligible pilots that is funded by company contributions in excess of IRS limits in the 401(k) plan. Prior to 2023, these contributions were reflected in our cost associated with the defined contribution pension plans shown below. The company funds the plan with cash contributions as benefits are earned and invests those assets. The participants’ benefit is the sum of the contributions made on their behalf plus any positive return on the invested contributions.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were approximately $1.2 billion, $1.0 billion and $875 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Benefits under our postretirement and post employment plans are funded from current assets and employee contributions.

Delta Air Lines, Inc. | 2023 Form 10-K                                      82

Notes to the Consolidated Financial Statements
Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2023	2022	2023	2022
Benefit obligation at beginning of period	$15,811	$21,073	$3,664	$4,605
Service cost	95	—	71	70
Interest cost	855	611	200	128
Actuarial loss/(gain)	351	(4,599)	24	(710)
Benefits paid, including lump sums and annuities	(1,201)	(1,274)	(485)	(447)
Plan amendments	—	—	11	—
Participant contributions	—	—	18	18
Benefit obligation at end of period(1)	$15,911	$15,811	$3,503	$3,664

Fair value of plan assets at beginning of period	$15,721	$19,502	$71	$357
Actual gain/(loss) on plan assets	1,142	(2,517)	3	(73)
Employer contributions	104	10	426	216
Participant contributions	—	—	18	18
Benefits paid, including lump sums and annuities	(1,201)	(1,274)	(485)	(447)
Fair value of plan assets at end of period	$15,766	$15,721	$33	$71

Funded status at end of period	$(145)	$(90)	$(3,470)	$(3,593)
(1) At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2023, net actuarial losses increased our benefit obligation primarily due to the decrease in discount rates while net actuarial gains decreased our benefit obligation primarily due to the increase in discount rates during 2022. These gains and losses are recorded in AOCI and reflected in the table below. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits		Other Postretirement and Postemployment Benefits
	December 31,		December 31,
(in millions)	2023	2022	2023	2022
Prepaid pension assets	$22	$27	$—	$—
Current liabilities	(9)	(9)	(404)	(369)
Noncurrent liabilities	(158)	(108)	(3,066)	(3,224)
Funded status at end of period	$(145)	$(90)	$(3,470)	$(3,593)

Net actuarial (loss)/gain	$(6,474)	$(6,444)	$(162)	$(155)
Prior service credit	—	—	1	18
Total accumulated other comprehensive loss, pre-tax	$(6,474)	$(6,444)	$(161)	$(137)

Certain pension plans have benefit obligations in excess of plan assets. These plans have aggregate projected benefit obligations of $8.6 billion and aggregate fair value of plan assets of $8.4 billion at December 31, 2023.

Delta Air Lines, Inc. | 2023 Form 10-K                                      83

Notes to the Consolidated Financial Statements
Net Periodic Cost/(Benefit)

	Pension Benefits			Other Postretirement and Postemployment Benefits
	Year Ended December 31,			Year Ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$95	$—	$—	$71	$70	$86
Interest cost	855	611	582	200	128	117
Expected return on plan assets	(1,060)	(1,319)	(1,522)	(1)	(17)	(34)
Amortization of prior service credit	—	—	—	(5)	(5)	(6)
Recognized net actuarial loss	240	255	354	14	56	55
Settlements	—	—	2	—	—	—
Net periodic cost/(benefit)	$130	$(453)	$(584)	$279	$232	$218

Service cost is recorded in salaries and related costs in the income statement, while all other components are recorded within pension and related (expense)/benefit under non-operating expense. Service cost listed under Pension Benefits relates solely to the new market based cash balance defined benefit pension plan discussed above.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost/(benefit) for the periods presented:

	December 31,
Benefit Obligations(1)	2023	2022
Weighted average discount rate	5.31%	5.62%

	Year Ended December 31,
Net Periodic Cost/(Benefit)(1)	2023	2022	2021
Weighted average discount rate	5.59%	2.96%	2.61%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	8.98%
Assumed healthcare cost trend rate for the next year(2)	6.25%	6.50%	6.25%
(1)Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment obligation.
(2)Healthcare cost trend rate is assumed to decline gradually to 5.00% by 2029 and remain unchanged thereafter.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic cost/(benefit) for the year ended December 31, 2023 was 7.00%.

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic cost/(benefit). Each year we review information published by the Society of Actuaries and other publicly available information to develop our best estimate of life expectancy for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Delta Air Lines, Inc. | 2023 Form 10-K                                      84

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

The following table summarizes the benefit payments that are expected to be paid in the years ending December 31:

Expected future benefit payments
(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2024	$1,310	$450
2025	1,350	440
2026	1,350	440
2027	1,360	440
2028	1,360	450
2029-2033	6,670	2,190

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans' long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivatives. Our investment strategies target a mix of 20-40% growth-seeking assets, 25-35% income-generating assets and 35-45% risk-diversifying assets. Risk diversifying assets include hedge funds implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and are used to improve the impact of active management on the plans.

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

Benefit plan assets measured at fair value on a recurring basis
	December 31, 2023			December 31, 2022			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income and fixed income-related instruments	$300	$1,858	$2,158	$77	$1,366	$1,443	(a)(b)
Cash equivalents	471	685	1,156	629	265	894	(a)
Equities and equity-related instruments	647	122	769	420	25	445	(a)
Delta common stock	419	—	419	343	—	343	(a)
Real assets	11	236	247	17	170	187	(a)
Benefit plan assets	$1,848	$2,901	$4,749	$1,486	$1,826	$3,312

Investments measured at net asset value ("NAV")(1)			11,417			12,329
Total benefit plan assets			$16,166			$15,641
(1) Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

Delta Air Lines, Inc. | 2023 Form 10-K                                      85

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

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

Benefit plan investment assets measured at NAV
	December 31, 2023			December 31, 2022
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Hedge funds and hedge fund-related strategies	$6,175	(1)	7-180 Days	$6,730	(1)	2-180 Days
Commingled funds, private equity and private equity-related instruments (4)	2,379	(1) (2)	0-45 Days	2,266	(1) (2)	2-45 Days
Fixed income and fixed income-related instruments(4)	1,147	(1)	1-180 Days	1,003	(1)	1-180 Days
Real assets (4)	893	(2)	N/A	819	(2)	N/A
Other	823	(3)	2-10 Days	1,511	(3)	2-10 Days
Total investments measured at NAV	$11,417			$12,329
(1)Various. Includes funds with monthly or more frequent, quarterly and/or custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.
(2)Includes private funds that are closed-ended structures in which the plans' investments are generally not eligible for redemption.
(3)Includes funds with monthly or more frequent redemptions.
(4)Unfunded commitments were $1.3 billion for commingled funds, private equity and private equity-related instruments, $296 million for fixed income and fixed income-related instruments and $584 million for real assets at December 31, 2023.

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      86

Notes to the Consolidated Financial Statements
Fixed Income and Fixed Income-Related Instruments. These investments include private fixed income instruments that are typically valued monthly or quarterly by the fund managers or third-party valuation agents using valuation models where one or more of significant inputs into the model cannot be observed and which require the development of assumptions.

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

For the years ended December 31, 2023 and 2022, we recorded profit sharing expense of $1.4 billion and $563 million under the program, respectively. For the year ended December 31, 2021, we recorded a special profit sharing expense of $108 million, based on the adjusted pre-tax profit earned during the second half of the year, to recognize the extraordinary efforts of our employees through the pandemic.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $17.5 billion at December 31, 2023:

Aircraft purchase commitments(1)
(in millions)	Total
2024	$3,530
2025	4,230
2026	3,490
2027	3,870
2028	1,650
Thereafter	760
Total	$17,530
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Delta Air Lines, Inc. | 2023 Form 10-K                                      87

Notes to the Consolidated Financial Statements
Our future aircraft purchase commitments included the following aircraft at December 31, 2023:

Aircraft purchase commitments by fleet type
Fleet Type	Purchase Commitments
A220-300	77
A321-200neo	107
A330-900neo	12
A350-900	16
B-737-10	100
Total	312

Aircraft Orders

During 2023, we agreed to acquire one A330-900 with delivery expected to occur in 2025 and exercised purchase rights for 26 A220-300 aircraft with delivery expected to start in 2027.

In January 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.

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

Contract carrier minimum obligations
(in millions)	Amount
2024	$1,600
2025	1,540
2026	1,560
2027	1,520
2028	1,260
Thereafter	1,360
Total	$8,840

Revenue Proration Agreement. As of December 31, 2023, a portion of our contract carrier arrangement with SkyWest Airlines, Inc. was structured as a revenue proration agreement. This revenue proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Delta Air Lines, Inc. | 2023 Form 10-K                                      88

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2023 or 2022.

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      89

Notes to the Consolidated Financial Statements
Employees Under Collective Bargaining Agreements

As of December 31, 2023, we had approximately 103,000 full-time equivalent employees, approximately 20% of whom were represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	16,960	ALPA	December 31, 2026
Delta Flight Superintendents (Dispatchers)	490	PAFCA	November 1, 2024
Endeavor Pilots	1,530	ALPA	January 1, 2029
Endeavor Flight Attendants	1,600	AFA	March 31, 2027

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

NOTE 11. INCOME TAXES

Income Tax Provision

Components of income tax provision
	Year Ended December 31,
(in millions)	2023	2022	2021
Current tax provision:
Federal	$—	$—	$—
State and local	(8)	(1)	(1)
International	(11)	(4)	(3)
Deferred tax (provision) benefit:
Federal	(896)	(525)	(130)
State and local	(84)	(66)	16
Income tax provision	$(999)	$(596)	$(118)

Delta Air Lines, Inc. | 2023 Form 10-K                                      90

Notes to the Consolidated Financial Statements
The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Reconciliation of statutory federal income tax rate to the effective income tax rate
	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.0	3.0	(4.4)
Permanent differences	0.7	1.0	4.9
Valuation allowance	(5.0)	7.3	9.1
Other	(0.9)	(1.1)	(0.8)
Effective income tax rate	17.8%	31.2%	29.8%

Deferred Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of deferred income tax assets and liabilities
	December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,217	$1,395
Capital loss carryforward	8	50
Pension, postretirement and other benefits	1,488	1,467
Investments	806	1,106
Deferred revenue	2,110	2,334
Lease liabilities	2,193	2,376
Other	709	682
Valuation allowance	(877)	(1,176)
Total deferred tax assets	$7,654	$8,234
Deferred tax liabilities:
Depreciation	$5,570	$5,110
Operating lease assets	1,533	1,624
Intangible assets	1,143	1,121
Other	73	78
Total deferred tax liabilities	$8,319	$7,933

Balance Sheet Position:
Other noncurrent assets	$243	$325
Deferred income taxes, net	(908)	(24)
Net deferred tax (liabilities) assets	$(665)	$301

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      91

Notes to the Consolidated Financial Statements
At December 31, 2023 our net deferred tax liability balance was $665 million, including an $877 million valuation allowance primarily related to certain net realized and unrealized capital losses and certain state net operating losses.

As of December 31, 2023, we had approximately $4.5 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize by the end of 2025. Approximately $800 million of these net operating loss carryforwards were generated prior to 2018 and will not begin to expire until 2029, while the remaining net operating loss carryforwards do not expire. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the certain net realized and unrealized capital losses and certain state net operating losses that have short expiration periods.

The following table presents the balance of our valuation allowance on our deferred income tax assets and the associated activity:

Valuation allowance activity
(in millions)	2023	2022
Balance at January 1	$1,176	$833
Tax provision	(299)	155
Equity investment activity	—	188
Balance at December 31	$877	$1,176

Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2023 and 2022 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards are issued or vest. These shares are valued at cost, which equals the market price of the common stock on the date of issuance or vesting. The weighted average cost per share held in treasury was $30.37 and $29.73 as of December 31, 2023 and 2022, respectively.

Warrants. During 2020 and 2021, in connection with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") payroll support program ("PSP") and extensions, we issued warrants to the U.S Department of the Treasury to acquire more than 11.1 million shares of Delta common stock. The number of warrants outstanding slightly increased and the exercise price of the warrants slightly decreased since December 31, 2022 due to dividend payments during 2023. Key terms under each program as of December 31, 2023 are as follows:

Summary of payroll support program warrants
(in millions)	Number of Warrants	Exercise Price	Expiration Year
Payroll Support Program (PSP1)	6.8	$24.25	2025
Payroll Support Program Extension (PSP2)	2.4	39.54	2026
Payroll Support Program 3 (PSP3)	1.9	47.57	2026
Total	11.1
Delta Air Lines, Inc. | 2023 Form 10-K                                      92

Notes to the Consolidated Financial Statements
Government Grant Recognition. Under the initial payroll support program under the CARES Act and PSP extensions we received support payments of grants, which included $4.5 billion of grants during the year ended December 31, 2021. The grants received from PSP2 and PSP3 were recognized in government grant recognition in our income statement during 2021 over the period that the funds were intended to compensate.

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, restricted stock units, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2023, there were 13 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense, including awards payable in common stock or cash, is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $180 million, $150 million and $149 million for the years ended December 31, 2023, 2022 and 2021, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2023, unrecognized costs related to unvested shares and stock options totaled $103 million. We expect substantially all unvested awards to vest and recognize forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2023, there were 4.2 million unvested restricted stock awards. Restricted stock activity under the Plan for the years ended December 31, 2023, 2022 and 2021 is as follows:

Restricted Stock Award Activity
	2023		2022		2021
	Restricted Stock Awards	Weighted-Average Grant Price	Restricted Stock Awards	Weighted-Average Grant Price	Restricted Stock Awards	Weighted-Average Grant Price
(in millions, except weighted avg grant price)
Outstanding at January 1	3.1	$43.43	2.9	$45.66	2.2	$54.06
Granted	2.7	39.63	1.9	42.45	2.3	39.93
Vested	(1.5)	44.79	(1.6)	46.31	(1.4)	51.15
Forfeited	(0.1)	40.94	(0.1)	45.51	(0.2)	44.01
Outstanding at December 31	4.2	$40.51	3.1	$43.43	2.9	$45.66

Delta Air Lines, Inc. | 2023 Form 10-K                                      93

Notes to the Consolidated Financial Statements
Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2023, there were 6.2 million outstanding stock option awards with a weighted average exercise price of $50.42 of which 5.9 million were exercisable. Stock option activity under the Plan for the years ended December 31, 2023, 2022 and 2021 is as follows:

Stock Option Activity
	2023		2022		2021
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
(in millions, except weighted avg grant price)
Outstanding at January 1	6.2	$50.40	6.2	$50.41	5.4	$52.37
Granted	—	—	—	—	1.0	39.78
Exercised(1)	—	39.78	—	—	—	—
Forfeited(1)	—	51.91	—	52.87	(0.2)	49.61
Outstanding at December 31	6.2	$50.42	6.2	$50.40	6.2	$50.41
(1)2023 exercise and forfeiture and 2022 forfeiture activity in the table above rounds to zero.

Performance Awards. Performance awards are dollar-denominated long-term incentive opportunities which, for grants prior to 2021, were payable in Delta stock to executive officers on the payment date and in cash to all other participants. Beginning with the 2021 grants, performance awards are payable in cash to all participants. Potential performance award payments range from 0%-200% of a target level and are contingent upon our achieving certain financial and operational goals over a three-year performance period. As of December 31, 2023, there were no performance awards payable in Delta stock to executive officers. Based on the closing stock price at each respective year end and contingent on achieving the specified performance conditions, the maximum shares that could be issued were 0.7 million and 1.5 million for the years ended December 31, 2022 and 2021, respectively.

Performance-Based Restricted Stock Units. Performance-based restricted stock units are long-term incentive opportunities that provide executive officers with the right to receive shares of Delta stock based on our achievement of certain performance conditions at the end of a three-year period. Potential payouts range from 0%-300% of a target level. Based on the closing stock price at year end and contingent on achieving the specified performance conditions, the maximum shares that could be issued were 3.3 million and 1.3 million for the years ended December 31, 2023 and 2022, respectively. There were no outstanding performance-based restricted stock units for the year ended December 31, 2021.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefits Liabilities(2)	Other	Tax Effect	Total
Balance at January 1, 2021	$(10,843)	$41	$1,764	$(9,038)
Changes in value	2,077	—	(484)	1,593
Reclassifications into earnings(1)	411	—	(96)	315
Balance at December 31, 2021	(8,355)	41	1,184	(7,130)
Changes in value	1,419	—	(330)	1,089
Reclassifications into earnings(1)	312	—	(72)	240
Balance at December 31, 2022	(6,624)	41	782	(5,801)
Changes in value	(303)	(1)	71	(233)
Reclassifications into earnings(1)	246	—	(57)	189
Balance at December 31, 2023	$(6,681)	$40	$796	$(5,845)
(1)Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in pension and related (expense)/benefit in non-operating expense in the income statement.
(2)Includes approximately $755 million of deferred income tax expense as a result of tax law changes and prior valuation allowance releases through continuing operations, that will not be recognized in net income until pension and other benefit obligations are fully extinguished.

Delta Air Lines, Inc. | 2023 Form 10-K                                      94

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

Airline Segment

Our airline segment is managed as a single business unit that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world and includes our loyalty program, as well as other ancillary businesses. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our chief operating decision maker evaluates flight profitability data, which considers fleet type and route economics, but gives no weight to the financial impact of the resource allocation decision on a geographic region or mainline/regional carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

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

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We use several counterparties to exchange the non-jet fuel products produced by the refinery for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2023, 2022 and 2021 was $2.4 billion, $3.5 billion and $2.3 billion, respectively.

A refinery is subject to annual Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. A refinery may meet its obligation by blending the necessary volumes of renewable fuels, by purchasing Renewable Identification Numbers ("RINs") in the open market or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Renewable fuel compliance costs are accrued in accounts payable each period as the RINs obligation is generated. Purchased RINs are carried at the lower of cost and net realizable value and are recorded in prepaid expenses and other. During 2023, we acquired RINs assets to satisfy substantially all of our 2023 RINs obligation. The RINs asset and obligation are retired when used to satisfy EPA requirements. During 2023, we retired approximately $700 million of our 2021 and 2022 RINs assets to settle our 2021 and 2022 obligations prior to the compliance deadlines.
Delta Air Lines, Inc. | 2023 Form 10-K                                      95

Notes to the Consolidated Financial Statements
Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2023
Operating revenue	$54,669	$7,572	$(4,193)	(1)	$58,048
Depreciation and amortization	2,341	94	(94)	(2)	2,341
Operating income(2)	5,136	385			5,521
Interest expense, net	834	17	(17)		834
Total assets, end of period	71,529	2,174	(59)		73,644
Capital expenditures	5,088	235			5,323
Year Ended December 31, 2022
Operating revenue	$45,605	$10,706	$(5,729)	(1)	$50,582
Depreciation and amortization	2,107	93	(93)	(2)	2,107
Operating income(2)	2,884	777			3,661
Interest expense, net	1,029	12	(12)		1,029
Total assets, end of period	69,355	3,039	(106)		72,288
Capital expenditures	6,217	149			6,366
Year Ended December 31, 2021
Operating revenue	$26,670	$6,054	$(2,825)	(1)	$29,899
Depreciation and amortization	1,998	95	(95)	(2)	1,998
Operating income/(loss)(2)	1,888	(2)			1,886
Interest expense, net	1,279	7	(7)		1,279
Total assets, end of period	70,417	2,099	(57)		72,459
Capital expenditures	3,188	59			3,247
(1)See table below for detail of the intersegment operating revenue amounts.
(2)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

Operating Revenue Intersegment Sales/Other
	Year Ended December 31,
(in millions)	2023	2022	2021
Sales to airline segment(1)	$(1,535)	$(1,976)	$(492)
Exchanged products(2)	(2,354)	(3,475)	(2,293)
Sales of refined products	(304)	(278)	(40)
Total Operating Revenue Intersegment Sales/Other	$(4,193)	$(5,729)	$(2,825)
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

Delta Air Lines, Inc. | 2023 Form 10-K                                      96

Notes to the Consolidated Financial Statements
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

Basic and diluted earnings per share
	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net income	$4,609	$1,318	$280

Basic weighted average shares outstanding	639	638	636
Dilutive effect of share-based instruments	4	3	5
Diluted weighted average shares outstanding	643	641	641

Basic earnings per share	$7.21	$2.07	$0.44
Diluted earnings per share	$7.17	$2.06	$0.44

Delta Air Lines, Inc. | 2023 Form 10-K                                      97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2023 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Delta Air Lines, Inc. | 2023 Form 10-K                                      98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Delta Air Lines, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2024

Delta Air Lines, Inc. | 2023 Form 10-K                                      99

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings "Governance - Board Matters" and "Proposal 1 - Election of Directors" in our Proxy Statement to be filed with the Commission related to our 2024 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Certain information regarding Delta's executive officers is contained in Part I of this Form 10-K under the heading "Information About Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2023.

Equity compensation plan information
Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	9,506,385	$32.72	13,238,608
Equity compensation plans not approved by securities holders	—	—	—
Total	9,506,385	$32.72	13,238,608
(1)Includes a maximum of 3,337,350 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance-based restricted share awards as of December 31, 2023.
(2)Includes performance-based restricted share awards, which do not have exercise prices. The weighted average exercise price of outstanding options at December 31, 2023 was $50.42.
(3)Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 4,166,569 shares of restricted stock remained unvested and subject to forfeiture as of December 31, 2023, these shares could again be available for issuance.

Other information required by this item is set forth under the heading "Share Ownership" in our Proxy Statement and is incorporated by reference.

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
Delta Air Lines, Inc. | 2023 Form 10-K                                      100

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
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

(3). Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.11 through 10.19.

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

10.1    Amended and Restated Credit Agreement, dated as of November 6, 2023, among Delta Air Lines, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2(a)    Payroll Support Program Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

Delta Air Lines, Inc. | 2023 Form 10-K                                      101

10.2(b)    Warrant Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

10.2(c)    Form of Warrant to Purchase Common Stock (Filed as Exhibit 10.4(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.3(a)    Payroll Support Program Extension Agreement, dated as of January 15, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.7 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.3(b)    Warrant Agreement, dated as of January 15, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.8(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.3(c)    Form of Warrant to Purchase Common Stock (Filed as Exhibit 10.8(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.4(a)    Payroll Support Program 3 Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.4(b)    Warrant Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (including Form of Warrant to Purchase Common Stock) (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.5(a)    Term Loan Credit and Guaranty Agreement, dated as of September 23, 2020, among Delta, SkyMiles IP Ltd., the guarantors party thereto, Barclays Bank PLC, as administrative agent, U.S. Bank National Association, as collateral administrator, and the lenders party thereto (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020).*

10.5(b)    First Amendment to Term Loan Credit and Guaranty dated as of December 4, 2022 among SkyMiles IP Ltd., Delta Air Lines, Inc. and Barclays Bank PLC, as administrative agent (Filed as Exhibit 10.6(b) to Delta's Annual Report on form 10-K for the year ended December 31, 2022).*

10.6(a)    Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.6(b)    Sixth Supplement to Anchor Tenant Agreement dated as of April 8, 2022 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).*

10.7    Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

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

Delta Air Lines, Inc. | 2023 Form 10-K                                      102

10.8(d)    Amendment No. 8, dated as of October 30, 2018, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 8") (Filed as Exhibit 10.7(d) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*/**

10.8(e)    Letter Agreements, dated as of October 30, 2018, relating to Amendment No. 8 (Filed as Exhibit 10.7(e) to Delta’s Annual Report on Form 10-K for the year ended December 31, 2018).*/**

10.8(f)    Amendment No 11, dated as of July 30, 2020 to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014 between Delta and Airbus S.A.S. (Filed as Exhibit 10.1(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(g)    Amended and Restated Letter Agreement No. 1, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(h)    Amended and Restated Letter Agreement No. 4, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(c) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.9(a)    Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.10 to Delta’s Annual Report on Form 10-K for the year ended December 31, 2017).*/**

10.9(b)    Amendment No. 2, dated as of July 30, 2020 to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Delta and Airbus S.A.S. (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.9(c)    Amended and Restated Letter Agreement No. 3, dated as of July 30, 2020, relating to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Delta and Airbus S.A.S. (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.9(d)    Amendment No. 3, dated April 22, 2021, to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 3") (Filed as Exhibit 10.3(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*/**

10.9(e)    Amended and Restated Letter Agreements related to Amendment No. 3, dated April 22, 2021 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*/**

10.9(f)    Amendment No. 4, dated August 20, 2021, to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 4") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*/**

10.9(g)    Amended and Restated Letter Agreements No. 3 related to Amendment No. 4, dated August 20, 2021 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*/**

10.10    Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*/**

10.11    Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.12(a)    Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.12(b)    Amendment to Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.15(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
Delta Air Lines, Inc. | 2023 Form 10-K                                      103

10.13    Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended December 31, 2021).*

10.14    Delta Air Lines, Inc. Management Incentive Plan (As Amended and Restated December 1, 2023).

10.15    Model Award Agreement for the Delta Air Lines, Inc. 2021 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.16    Model Award Agreement for the Delta Air Lines, Inc. 2022 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*

10.17    Model Award Agreement for the Delta Air Lines, Inc. 2023 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.18    Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.19    Terms of 2023 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.2 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

21.1    Subsidiaries of the Registrant.

23.1    Consent of Ernst & Young LLP.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

97    Delta Air Lines, Inc. Executive Officer Clawback Policy.

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

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB    XBRL Taxonomy Extension Labels Linkbase Document

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document

104    The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)
____________
*    Incorporated by reference.
**    Portions of this exhibit have been omitted as confidential information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.
Delta Air Lines, Inc. | 2023 Form 10-K                                      104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2024.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Delta Air Lines, Inc. | 2023 Form 10-K                                      105

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of February, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Daniel C. Janki	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Daniel C. Janki

/s/ William C. Carroll	Senior Vice President - Controller (Principal Accounting Officer)
William C. Carroll

/s/ Greg Creed	Director
Greg Creed

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ William H. Easter III	Director
William H. Easter III

/s/ Leslie D. Hale	Director
Leslie D. Hale

/s/ Christopher A. Hazleton	Director
Christopher A. Hazleton

/s/ Michael P. Huerta	Director
Michael P. Huerta

/s/ Jeanne P. Jackson	Director
Jeanne P. Jackson

/s/ Vasant M. Prabhu	Director
Vasant M. Prabhu

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ David S. Taylor	Chairman of the Board
David S. Taylor

/s/ Kathy N. Waller	Director
Kathy N. Waller

Delta Air Lines, Inc. | 2023 Form 10-K                                      106