Form 10-Q
period 2024-03-31
DELTA AIR LINES, INC.
filed 2024-04-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2024
Common Stock, $0.0001 par value - 645,312,283 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2024, the related condensed consolidated statements of operations and comprehensive income/(loss), condensed consolidated statements of cash flows, and consolidated statements of stockholders' equity for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 12, 2024, we expressed an unqualified audit opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Atlanta, Georgia
April 10, 2024

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,877	$2,741
Short-term investments	589	1,127
Accounts receivable, net of allowance for uncollectible accounts of $16 and $17	3,748	3,130
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $124 and $123	1,452	1,314
Prepaid expenses and other	1,913	1,957
Total current assets	11,579	10,269

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $22,156 and $21,707	35,915	35,486
Operating lease right-of-use assets	6,785	7,004
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $913 and $911	5,981	5,983
Equity investments	3,247	3,457
Other noncurrent assets	1,709	1,692
Total noncurrent assets	63,390	63,375
Total assets	$74,969	$73,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,809	$2,983
Current maturities of operating leases	742	759
Air traffic liability	10,193	7,044
Accounts payable	4,541	4,446
Accrued salaries and related benefits	3,037	4,561
Loyalty program deferred revenue	4,018	3,908
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,038	1,617
Total current liabilities	28,478	26,418

Noncurrent Liabilities:
Debt and finance leases	16,555	17,071
Pension, postretirement and related benefits	3,524	3,601
Loyalty program deferred revenue	4,523	4,512
Noncurrent operating leases	6,203	6,468
Deferred income taxes, net	994	908
Other noncurrent liabilities	3,541	3,561
Total noncurrent liabilities	35,340	36,121

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 657,166,677 and 654,671,194 shares issued	—	—
Additional paid-in capital	11,688	11,641
Retained earnings	5,622	5,650
Accumulated other comprehensive loss	(5,793)	(5,845)
Treasury stock, at cost, 11,854,394 and 11,224,246 shares	(366)	(341)
Total stockholders' equity	11,151	11,105
Total liabilities and stockholders' equity	$74,969	$73,644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Operating Revenue:
Passenger	$11,131	$10,411
Cargo	178	209
Other	2,439	2,139
Total operating revenue	13,748	12,759

Operating Expense:
Salaries and related costs	3,791	3,386
Aircraft fuel and related taxes	2,598	2,676
Ancillary businesses and refinery	1,370	1,125
Contracted services	1,024	1,010
Landing fees and other rents	748	584
Aircraft maintenance materials and outside repairs	679	585
Depreciation and amortization	615	564
Regional carrier expense	550	559
Passenger commissions and other selling expenses	550	500
Passenger service	413	416
Aircraft rent	136	132
Profit sharing	125	72
Pilot agreement and related expenses	—	864
Other	535	563
Total operating expense	13,134	13,036

Operating Income/(Loss)	614	(277)

Non-Operating Expense:
Interest expense, net	(205)	(227)
Gain/(loss) on investments, net	(227)	122
Loss on extinguishment of debt	(4)	(22)
Miscellaneous, net	(56)	(102)
Total non-operating expense, net	(492)	(229)

Income/(Loss) Before Income Taxes	122	(506)

Income Tax (Provision)/Benefit	(85)	143

Net Income/(Loss)	$37	$(363)

Basic Earnings/(Loss) Per Share	$0.06	$(0.57)
Diluted Earnings/(Loss) Per Share	$0.06	$(0.57)

Comprehensive Income/(Loss)	$89	$(316)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net Cash Provided by Operating Activities	$2,408	$2,235

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(883)	(630)
Ground property and equipment, including technology	(310)	(370)
Purchase of short-term investments	—	(999)
Redemption of short-term investments	546	897
Other, net	10	2
Net cash used in investing activities	(637)	(1,100)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(712)	(1,166)
Cash dividends	(64)	—
Other, net	(11)	(13)
Net cash used in financing activities	(787)	(1,179)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	984	(44)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,395	3,473
Cash, cash equivalents and restricted cash equivalents at end of period	$4,379	$3,429

Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$(34)	$208
Flight and ground equipment acquired or modified under finance leases	6	25
Operating leases converted to finance leases	—	30

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2024	2023
Current assets:
Cash and cash equivalents	$3,877	$3,215
Restricted cash included in prepaid expenses and other	126	160
Noncurrent assets:
Restricted cash included in other noncurrent assets	376	54
Total cash, cash equivalents and restricted cash equivalents	$4,379	$3,429

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2023	655	$—	$11,641	$5,650	$(5,845)	11	$(341)	$11,105
Net income	—	—	—	37	—	—	—	37
Dividends declared ($0.10 per share)	—	—	—	(65)	—	—	—	(65)
Other comprehensive income	—	—	—	—	52	—	—	52
Common stock issued for employee equity awards(1)	2	—	47	—	—	1	(25)	22
Balance at March 31, 2024	657	$—	$11,688	$5,622	$(5,793)	12	$(366)	$11,151
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.83 in the March 2024 quarter.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2022	652	$—	$11,526	$1,170	$(5,801)	11	$(313)	$6,582
Net loss	—	—	—	(363)	—	—	—	(363)
Other comprehensive income	—	—	—	—	47	—	—	47
Common stock issued for employee equity awards(1)	2	—	18	—	—	—	(24)	(6)
Balance at March 31, 2023	654	$—	$11,544	$807	$(5,754)	11	$(337)	$6,260
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.73 in the March 2023 quarter.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 6

Notes to the Condensed Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2023.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2024 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended March 31,
(in millions)	2024	2023
Ticket	$9,833	$9,239
Loyalty travel awards	844	743
Travel-related services	454	429
Passenger revenue	$11,131	$10,411

Ticket

We recognized approximately $3.9 billion in passenger revenue during both the three months ended March 31, 2024 and 2023 that had been recorded in our air traffic liability balance at the beginning of those periods.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2024 and 2023, total cash sales from marketing agreements related to our loyalty program were $1.8 billion and $1.7 billion, respectively, which are allocated to travel and other performance obligations.

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

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 7

Notes to the Condensed Consolidated Financial Statements
The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2024	2023
Balance at January 1	$8,420	$7,882
Miles earned	1,021	999
Miles redeemed for air travel	(844)	(743)
Miles redeemed for non-air travel and other	(56)	(40)
Balance at March 31	$8,541	$8,098

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales.

Other Revenue

	Three Months Ended March 31,
(in millions)	2024	2023
Refinery	$1,185	$916
Loyalty program	795	726
Ancillary businesses	180	231
Miscellaneous	279	266
Other revenue	$2,439	$2,139

Refinery. This represents refinery sales to third parties. See Note 9, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, which are included within the total cash sales from marketing agreements, discussed above. This also includes the redemption of miles for non-air travel and other awards.

Ancillary Businesses. This includes aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of lounge access, including access provided to certain American Express cardholders, and codeshare revenues.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 8

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

Passenger revenue by geographic region
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic	$7,983	$7,594
Atlantic	1,305	1,244
Latin America	1,265	1,132
Pacific	578	441
Total	$11,131	$10,411

Operating revenue by geographic region
	Three Months Ended March 31,
(in millions)	2024	2023
Domestic	$10,031	$9,396
Atlantic	1,581	1,548
Latin America	1,442	1,280
Pacific	694	535
Total	$13,748	$12,759

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$2,495	$2,495	$—	$—
Restricted cash equivalents	501	501	—	—
Short-term investments
U.S. Government securities	473	101	372	—
Corporate obligations	86	—	86	—
Other fixed income securities	30	—	30	—
Long-term investments and related	2,641	2,387	139	115
Fuel hedge contracts	(22)	—	(22)	—

(in millions)	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents	$1,545	$1,545	$—	$—
Restricted cash equivalents	653	653	—	—
Short-term investments
U.S. Government securities	859	204	655	—
Corporate obligations	218	—	218	—
Other fixed income securities	50	—	50	—
Long-term investments and related	2,867	2,614	134	119
Fuel hedge contracts	5	—	5	—
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 9

Notes to the Condensed Consolidated Financial Statements
Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit. Restricted cash equivalents primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport as well as certain self-insurance obligations and airport commitments. Restricted cash equivalents are recorded in prepaid expenses and other on our Consolidated Balance Sheet ("balance sheet"). The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized losses of $96 million and gains of $31 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) ("income statement") for the three months ended March 31, 2024 and 2023, respectively. The losses recognized during the first three months of 2024 were composed of $27 million of mark-to-market losses and $69 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our Monroe refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Air France-KLM	Fair Value	3%	3%	$82	$110
China Eastern	Fair Value	2%	2%	116	134
Grupo Aeroméxico	Equity Method	20%	20%	441	421
Hanjin KAL	Fair Value(1)	15%	15%	439	561
LATAM	Fair Value	10%	10%	756	658
Unifi Aviation	Equity Method	49%	49%	161	162
Wheels Up	Fair Value(2)	38%	38%	756	903
Other investments	Various			496	508
Equity investments				$3,247	$3,457
(1)At March 31, 2024, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
	Maturity			Interest Rate(s) Per Annum at			March 31,	December 31,
(in millions)	Dates			March 31, 2024			2024	2023
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2024	to	2029	2.90%	to	7.38%	2,575	2,590
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2024	to	2028	4.50%	and	4.75%	4,381	4,518
SkyMiles Term Loan(1)(2)	2024	to	2027	9.07%			1,598	1,772
NYTDC Special Facilities Revenue Bonds(1)	2025	to	2045	4.00%	to	6.00%	3,591	3,656
Financing arrangements secured by aircraft:
Certificates(1)	2024	to	2028	2.00%	to	8.00%	1,582	1,591
Notes(1)(2)	2024	to	2033	4.00%	to	7.59%	94	165
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			812	838
2018 Revolving Credit Facility(2)	2026	to	2028	Undrawn			—	—
Other financings(1)(2)	2024	to	2030	2.51%	to	5.00%	67	67
Other revolving credit facilities(2)	2024	to	2026	Undrawn			—	—
Total secured and unsecured debt							$18,196	$18,693
Unamortized (discount)/premium and debt issue cost, net and other							(69)	(83)
Total debt							$18,127	$18,610
Less: current maturities							(2,551)	(2,625)
Total long-term debt							$15,576	$15,985
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.

Availability Under Revolving Credit Facilities

As of March 31, 2024, we had approximately $2.9 billion undrawn and available under our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	March 31, 2024	December 31, 2023
Net carrying amount	$18,127	$18,610
Fair value	$18,000	$18,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at March 31, 2024.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 11

Notes to the Condensed Consolidated Financial Statements
NOTE 6. EMPLOYEE BENEFIT PLANS

Employee benefit plans net periodic cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2024	2023	2024	2023
Three Months Ended March 31,
Service cost	$3	$—	$23	$18
Interest cost	201	213	45	50
Expected return on plan assets	(263)	(264)	(1)	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	62	60	5	3
Net periodic cost	$3	$9	$71	$70

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $20.7 billion at March 31, 2024.

Aircraft purchase commitments(1)
(in millions)	Total
Nine months ending December 31, 2024	$2,990
2025	3,970
2026	4,990
2027	5,020
2028	2,980
Thereafter	770
Total	$20,720
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Our future aircraft purchase commitments included the following aircraft at March 31, 2024:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	76
A321-200neo	101
A330-900neo	12
A350-900	16
A350-1000	20
B-737-10	100
Total	325

Aircraft Orders

In January 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 12

Notes to the Condensed Consolidated Financial Statements
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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2024	$(6,681)	$40	$796	$(5,845)
Reclassifications into earnings(1)	66	—	(14)	52
Balance at March 31, 2024	$(6,615)	$40	$782	$(5,793)

Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Reclassifications into earnings(1)	62	—	(15)	47
Balance at March 31, 2023	$(6,562)	$41	$767	$(5,754)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 13

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

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2024
Operating revenue	$12,563	$2,049	$(864)	(1)	$13,748
Depreciation and amortization	615	27	(27)	(2)	615
Operating income(2)	565	49	—		614
Interest expense, net	205	5	(5)		205
Total assets, end of period	72,875	2,123	(29)		74,969
Capital expenditures	1,178	15	—		1,193

Three Months Ended March 31, 2023
Operating revenue	$11,843	$2,352	$(1,436)	(1)	$12,759
Depreciation and amortization	564	23	(23)	(2)	564
Operating (loss)/income(2)	(499)	222	—		(277)
Interest expense, net	227	4	(4)		227
Total assets, end of period	70,183	3,005	(54)		73,134
Capital expenditures	971	29	—		1,000
(1)See table below for detail of the intersegment operating revenue amounts.
(2)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

Operating Revenue Intersegment Sales/Other
	Three Months Ended March 31,
(in millions)	2024	2023
Sales to airline segment(1)	$(386)	$(596)
Exchanged products(2)	(439)	(714)
Sales of refined products	(39)	(126)
Total Operating Revenue Intersegment Sales/Other	$(864)	$(1,436)
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 14

Notes to the Condensed Consolidated Financial Statements
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

Basic and diluted earnings/(loss) per share
	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net income/(loss)	$37	$(363)

Basic weighted average shares outstanding	640	639
Dilutive effect of share-based instruments	5	—
Diluted weighted average shares outstanding	645	639

Basic earnings/(loss) per share	$0.06	$(0.57)
Diluted earnings/(loss) per share	$0.06	$(0.57)
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 15

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes included in our 2023 Form 10-K.

March 2024 Quarter Financial Highlights

Our operating income for the March 2024 quarter improved $891 million compared to the March 2023 quarter to $614 million for the reasons discussed below.

Revenue. Compared to the March 2023 quarter, our total revenue increased $989 million, or 8%, due primarily to a 7% increase in capacity and continued strength in travel demand across all geographic regions, particularly for our premium products. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the March 2024 quarter by $721 million, or 6%, compared to the March 2023 quarter.

Operating Expense. Total operating expense in the March 2024 quarter increased $98 million, or 1%, compared to the March 2023 quarter, primarily due to higher employee costs from increased wages and profit sharing and increased costs associated with higher capacity, partially offset by the one time pilot agreement-related expenses in 2023. Total operating expense, adjusted (a non-GAAP financial measure) in the March 2024 quarter increased $627 million, or 6%, compared to the March 2023 quarter. Adjustments were primarily to exclude expenses related to refinery sales to third parties and the one time pilot agreement-related expenses in 2023.

Our total operating cost per available seat mile ("CASM") decreased 6% compared to the March 2023 quarter, primarily due to a 7% increase in capacity, as well as the one time pilot agreement-related expenses in 2023. Non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 1.5%, primarily due to higher employee costs from increased wages and profit sharing.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of March 31, 2024 was $7.4 billion.

During the March 2024 quarter, operating activities generated $2.4 billion. Cash flows from operating activities benefited from the sale of tickets to managed corporate customers, including tickets for travel during and beyond the quarter, which grew 14% during the March 2024 quarter compared to the March 2023 quarter, led by large accounts, particularly in the technology, consumer services and financial services sectors. In addition, total cash sales to American Express were $1.7 billion in the March 2024 quarter, an increase of approximately 5% compared to the March 2023 quarter.

Cash flows used in investing activities during the quarter totaled $637 million as capital expenditures were partially offset by redemptions of short-term investments. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $1.4 billion in the March 2024 quarter. Additionally, we had cash outflows of $712 million related to repayments of our debt and finance leases.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 16

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended March 31, 2024 and 2023

Total Operating Revenue

	Three Months Ended March 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2024		2023
Ticket - Main cabin	$5,425		$5,223		$202		4%
Ticket - Premium products	4,408		4,016		392		10%
Loyalty travel awards	844		743		101		14%
Travel-related services	454		429		25		6%
Passenger revenue	$11,131		$10,411		$720		7%
Cargo	178		209		(31)		(15)%
Other	2,439		2,139		300		14%
Total operating revenue	$13,748		$12,759		$989		8%

TRASM (cents)	20.98	¢	20.80	¢	0.18	¢	1%
Third-party refinery sales	(1.81)		(1.49)		(0.32)		21%
TRASM, adjusted(2)	19.17	¢	19.30	¢	(0.13)	¢	(0.7)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total Revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the March 2023 quarter, total revenue increased $989 million, or 8%, due primarily to a 7% increase in capacity and continued strength in travel demand across all geographic regions, particularly for our premium products.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2023
(in millions)	Three Months Ended March 31, 2024	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$7,983	5%	5%	2%	—%	3%	2	pts
Atlantic	1,305	5%	6%	2%	(1)%	2%	3	pts
Latin America	1,265	12%	26%	27%	(12)%	(12)%	—	pts
Pacific	578	31%	34%	36%	(2)%	(4)%	(1)	pt
Total	$11,131	7%	9%	7%	(2)%	—%	2	pts

Domestic

Domestic passenger revenue increased 5% in the March 2024 quarter compared to the March 2023 quarter on a 2% increase in capacity and two point increase in load factor. We experienced strong revenue results across the domestic network, with coastal hub markets such as New York and Boston improving significantly compared to the prior year period.

International

International passenger revenue for the March 2024 quarter increased compared to the March 2023 quarter in each geographic region. Passenger unit revenue declined 3% as we continued to invest in rebuilding our Latin and Pacific networks. Strong demand for international travel, particularly to leisure destinations, enabled a one point increase in load factor on a 16% increase in capacity compared to the March 2023 quarter.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 17

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Refinery	$1,185	$916	$269	29%
Loyalty program	795	726	69	10%
Ancillary businesses	180	231	(51)	(22)%
Miscellaneous	279	266	13	5%
Other revenue	$2,439	$2,139	$300	14%

Refinery. Refinery sales to third parties increased $269 million compared to the March 2023 quarter due to higher sales volume. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to the March 2023 quarter due to increased co-brand card spend.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 18

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Salaries and related costs	$3,791	$3,386	$405	12%
Aircraft fuel and related taxes	2,598	2,676	(78)	(3)%
Ancillary businesses and refinery	1,370	1,125	245	22%
Contracted services	1,024	1,010	14	1%
Landing fees and other rents	748	584	164	28%
Aircraft maintenance materials and outside repairs	679	585	94	16%
Depreciation and amortization	615	564	51	9%
Regional carrier expense	550	559	(9)	(2)%
Passenger commissions and other selling expenses	550	500	50	10%
Passenger service	413	416	(3)	(1)%
Aircraft rent	136	132	4	3%
Profit sharing	125	72	53	74%
Pilot agreement and related expenses	—	864	(864)	NM
Other	535	563	(28)	(5)%
Total operating expense	$13,134	$13,036	$98	1%

Salaries and Related Costs. We implemented a base pay increase for eligible employees of 5% effective April 1, 2023 and on January 1, 2024, Delta pilots received a 5% pay increase. Additionally, we had approximately 5,000 more employees as of March 31, 2024 than at March 31, 2023, principally in in-flight service, flight operations and aircraft maintenance, in order to support our operations. Each of these items contributed to the increase in salaries and related costs during the March 2024 quarter compared to the March 2023 quarter.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $78 million compared to the March 2023 quarter primarily due to a 15% decrease in the market price of jet fuel partially offset by a 5% increase in consumption on a 7% increase in capacity. The refinery also provided a benefit of five cents per gallon compared to a benefit of 25 cents per gallon in the March 2023 quarter. We expect jet fuel prices to remain volatile.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Fuel purchase cost(1)	$2,620	$2,939	$(319)	$2.81	$3.31	$(0.50)
Fuel hedge impact	27	(41)	68	0.03	(0.05)	0.08
Refinery segment impact	(49)	(222)	173	(0.05)	(0.25)	0.20
Total fuel expense	$2,598	$2,676	$(78)	$2.79	$3.01	$(0.22)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties increased $269 million compared to the March 2023 quarter due to higher sales volume. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Landing Fees and Other Rents. The increase in landing fees and other rents primarily resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the March 2023 quarter that contributed to our increased capacity.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 19

Item 2. MD&A - Results of Operations
Pilot agreement and related expenses. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement includes numerous work rule changes and pay rate increases during the four-year term, including an initial pay rate increase of 18%. The agreement also includes a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million.

Non-Operating Results

	Three Months Ended March 31,		Favorable (Unfavorable)
(in millions)	2024	2023
Interest expense, net	$(205)	$(227)	$22
Gain/(loss) on investments, net	(227)	122	(349)
Loss on extinguishment of debt	(4)	(22)	18
Miscellaneous, net	(56)	(102)	46
Total non-operating expense, net	$(492)	$(229)	$(263)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2023, we made payments of approximately $4.1 billion related to our debt and finance lease obligations and we have continued to pay down our debt during the three months ended March 31, 2024 with $712 million of payments on debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

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

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic cost, our share of our equity method investments' results, charitable contributions and foreign exchange gains/(losses).

Income Taxes

We project our annual effective tax rate for 2024 will be between 23% and 25%. In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 20

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery generated lower operating income in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of lower pricing.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023
Exchanged products	$439	$714	$(275)
Sales of refined products	39	126	(87)
Sales to airline segment	386	596	(210)
Third party refinery sales	1,185	916	269
Operating revenue	$2,049	$2,352	$(303)

Operating income	$49	$222	$(173)
Refinery segment impact on airline average price per fuel gallon	$(0.05)	$(0.25)	$0.20

Operating Statistics

	Three Months Ended March 31,				% Increase (Decrease)
Consolidated(1)	2024		2023
Revenue passenger miles (in millions) ("RPM")	54,207		49,687		9%
Available seat miles (in millions) ("ASM")	65,542		61,351		7%
Passenger mile yield	20.53	¢	20.95	¢	(2)%
Passenger revenue per available seat mile ("PRASM")	16.98	¢	16.97	¢	—%
Total revenue per available seat mile ("TRASM")	20.98	¢	20.80	¢	1%
TRASM, adjusted(2)	19.17	¢	19.30	¢	(0.7)%
Cost per available seat mile ("CASM")	20.04	¢	21.25	¢	(6)%
CASM-Ex(2)	14.08	¢	13.86	¢	1.5%
Passenger load factor	83%		81%		2	pts
Fuel gallons consumed (in millions)	931		888		5%
Average price per fuel gallon(3)	$2.79		$3.01		(7)%
Average price per fuel gallon, adjusted(2)(3)	$2.76		$3.06		(10)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 21

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at March 31, 2024 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	4.3
A220-300	24	—	—	24	1.8	76
A319-100	57	—	—	57	22.1
A320-200	60	—	—	60	28.5
A321-200	70	15	42	127	5.3
A321-200neo	54	—	—	54	1.0	101	70
A330-200	11	—	—	11	19.0
A330-300	28	—	3	31	15.2
A330-900neo	20	2	5	27	2.3	12	10
A350-900	17	—	11	28	5.3	16	10
A350-1000	—	—	—	—	—	20
B-717-200	10	70	—	80	22.5
B-737-800	73	4	—	77	22.5
B-737-900ER	114	—	49	163	8.2
B-737-10	—	—	—	—	—	100	30
B-757-200	98	—	—	98	26.5
B-757-300	16	—	—	16	21.1
B-767-300ER	44	—	—	44	28.0
B-767-400ER	21	—	—	21	23.2
Total	762	91	110	963	14.9	325	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The table below summarizes the aircraft operated by regional carriers on our behalf at March 31, 2024.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(3)	9	120	—	—	129
SkyWest Airlines, Inc.	8	37	—	85	130
Republic Airways, Inc.	—	—	11	46	57
Total	17	157	11	131	316
(1)We own 192 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are nine CRJ-700 and three CRJ-900 aircraft which are owned and temporarily parked as of March 31, 2024.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 22

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of March 31, 2024, we had $7.4 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of March 31, 2024, we had approximately $2.9 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $2.4 billion and $2.2 billion in the three months ended March 31, 2024 and 2023, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2024.

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

Fuel. Fuel expense represented approximately 20% and 21% of our total operating expense for the three months ended March 31, 2024 and 2023, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The market price for jet fuel was lower in the March quarter 2024 compared to the March quarter 2023. Fuel consumption was higher during the three months ended March 31, 2024 compared to the prior year period due to the increase in capacity. We continue to expect that fuel consumption for the full year 2024 will increase compared to 2023 aligned with capacity, partially offset by increases in the fuel efficiency of our fleet.

Profit Sharing. We paid $1.4 billion in profit sharing payments in February 2024 related to our 2023 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results. This is an increase compared to our profit sharing payment made in February 2023, where we paid $563 million in profit sharing related to our 2022 pre-tax profit.

Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to eligible employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the three months ended March 31, 2024, we accrued $125 million in profit sharing expense based on the year-to-date performance and current expectations for 2024 profit.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $1.7 billion in the three months ended March 31, 2024, an increase of 5% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 23

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the three months ended March 31, 2024, we redeemed a net of $546 million in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $1.2 billion and $1.0 billion for the three months ended March 31, 2024 and 2023, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2024 capital spend of approximately $5.0 billion, excluding the New York-LaGuardia airport project discussed below, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements and may vary depending on financing decisions.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is ongoing with completion expected by the end of 2024.

Using funding primarily provided by existing financing arrangements and other sources of funding, we expect to spend approximately $400 million on this project during 2024, of which $93 million was incurred in the three months ended March 31, 2024.

Financing Activities

Debt and Finance Leases. In the three months ended March 31, 2024, we had cash outflows of $712 million related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

In February 2024, Moody's credit rating agency affirmed our credit rating and upgraded its outlook for Delta to positive.

Capital Return to Shareholders. In the March 2024 quarter, the Board of Directors approved a quarterly dividend of $0.10 per share, which we paid on March 18, 2024 for total cash dividends of $64 million.

Covenants. We were in compliance with the covenants in our debt agreements at March 31, 2024.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 24

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

Total revenue, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2024	2023
Total revenue	$13,748	$12,759
Adjusted for:
Third-party refinery sales	(1,185)	(916)
Total revenue, adjusted	$12,563	$11,842

Operating expense, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2024	2023
Operating expense	$13,134	$13,036
Adjusted for:
MTM adjustments and settlements on hedges	(27)	41
Third-party refinery sales	(1,185)	(916)
One-time pilot agreement expenses	—	(864)
Operating expense, adjusted	$11,923	$11,296

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 25

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions, except per gallon data)	2024	2023	2024	2023
Total fuel expense	$2,598	$2,676	$2.79	$3.01
Adjusted for:
MTM adjustments and settlements on hedges	(27)	41	(0.03)	0.05
Total fuel expense, adjusted	$2,571	$2,718	$2.76	$3.06

TRASM, adjusted reconciliation
	Three Months Ended March 31,
	2024		2023
TRASM (cents)	20.98	¢	20.80	¢
Adjusted for:
Third-party refinery sales	(1.81)		(1.49)
TRASM, adjusted	19.17	¢	19.30	¢

CASM-Ex reconciliation
	Three Months Ended March 31,
	2024		2023
CASM (cents)	20.04	¢	21.25	¢
Adjusted for:
Aircraft fuel and related taxes	(3.96)		(4.36)
Third-party refinery sales	(1.81)		(1.49)
Profit sharing	(0.19)		(0.12)
One-time pilot agreement expenses	—		(1.41)
CASM-Ex	14.08	¢	13.86	¢

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 26

Item 2. MD&A - Supplemental Information
Free Cash Flow

The following table shows a reconciliation of net cash provided by operating and used in investing activities (GAAP measures) to free cash flow (a non-GAAP financial measure). We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

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

Free cash flow reconciliation
Three Months Ended March 31,
(in millions)	2024
Net cash provided by operating activities	$2,408
Net cash used in investing activities	(637)
Adjusted for:
Net redemptions of short-term investments	(546)
Net cash flows related to certain airport construction projects and other	154
Free cash flow	$1,378
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 27

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2024 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2024 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the March 2024 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 2024	56,545	$40.22	56,545	$—
February 2024	570,332	$39.77	570,332	$—
March 2024	3,271	$43.73	3,271	$—
Total	630,148		630,148

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 28

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.1    Model Award Agreement for the Delta Air Lines, Inc. 2024 Long-Term Incentive Program.
10.2(a)    Amendment No. 18, dated as of January 11, 2024, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014, between Airbus S.A.S. and Delta Air Lines, Inc.**
10.2(b)    Letter Agreements, dated as of January 11, 2024, relating to Amendment No. 18.**
15    Letter from Ernst & Young LLP regarding unaudited interim financial information.
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.
**    Portions of this exhibit have been omitted as confidential information.
Delta Air Lines, Inc. | March 2024 Form 10-Q                                 29

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
April 10, 2024

Delta Air Lines, Inc. | March 2024 Form 10-Q                                 30