Form 10-Q
period 2024-06-30
DELTA AIR LINES, INC.
filed 2024-07-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2024
Common Stock, $0.0001 par value - 645,419,328 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2024, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2024 and 2023, condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 11, 2024

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,110	$2,741
Short-term investments	124	1,127
Accounts receivable, net of allowance for uncollectible accounts of $16 and $17	3,812	3,130
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $129 and $123	1,486	1,314
Prepaid expenses and other	2,056	1,957
Total current assets	11,588	10,269

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $22,477 and $21,707	36,339	35,486
Operating lease right-of-use assets	6,808	7,004
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $915 and $911	5,979	5,983
Equity investments	3,022	3,457
Other noncurrent assets	1,708	1,692
Total noncurrent assets	63,609	63,375
Total assets	$75,197	$73,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,950	$2,983
Current maturities of operating leases	775	759
Air traffic liability	9,437	7,044
Accounts payable	4,876	4,446
Accrued salaries and related benefits	3,655	4,561
Loyalty program deferred revenue	4,038	3,908
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,928	1,617
Total current liabilities	28,759	26,418

Noncurrent Liabilities:
Debt and finance leases	15,033	17,071
Pension, postretirement and related benefits	3,453	3,601
Loyalty program deferred revenue	4,596	4,512
Noncurrent operating leases	6,053	6,468
Deferred income taxes, net	1,410	908
Other noncurrent liabilities	3,507	3,561
Total noncurrent liabilities	34,052	36,121

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 654,682,022 and 654,671,194 shares issued	—	—
Additional paid-in capital	11,647	11,641
Retained earnings	6,765	5,650
Accumulated other comprehensive loss	(5,740)	(5,845)
Treasury stock, at cost, 9,262,694 and 11,224,246 shares	(286)	(341)
Total stockholders' equity	12,386	11,105
Total liabilities and stockholders' equity	$75,197	$73,644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Operating Revenue:
Passenger	$13,841	$13,205	$24,972	$23,616
Cargo	199	172	377	381
Other	2,618	2,201	5,057	4,340
Total operating revenue	16,658	15,578	30,406	28,337

Operating Expense:
Salaries and related costs	4,012	3,692	7,803	7,078
Aircraft fuel and related taxes	2,813	2,516	5,410	5,192
Ancillary businesses and refinery	1,463	1,173	2,833	2,298
Contracted services	1,041	994	2,065	2,004
Landing fees and other rents	766	617	1,515	1,201
Aircraft maintenance materials and outside repairs	684	614	1,363	1,199
Depreciation and amortization	620	573	1,235	1,137
Passenger commissions and other selling expenses	672	651	1,222	1,152
Regional carrier expense	580	559	1,130	1,117
Passenger service	463	442	876	859
Profit sharing	519	595	644	667
Aircraft rent	138	132	274	264
Pilot agreement and related expenses	—	—	—	864
Other	620	529	1,155	1,090
Total operating expense	14,391	13,087	27,525	26,122

Operating Income	2,267	2,491	2,881	2,215

Non-Operating Expense:
Interest expense, net	(188)	(203)	(394)	(430)
Gain/(loss) on investments, net	(196)	128	(423)	251
Loss on extinguishment of debt	(32)	(29)	(36)	(50)
Miscellaneous, net	(78)	(70)	(133)	(174)
Total non-operating expense, net	(494)	(174)	(986)	(403)

Income Before Income Taxes	1,773	2,317	1,895	1,812

Income Tax Provision	(468)	(490)	(553)	(348)

Net Income	$1,305	$1,827	$1,342	$1,464

Basic Earnings Per Share	$2.04	$2.86	$2.10	$2.29
Diluted Earnings Per Share	$2.01	$2.84	$2.08	$2.28

Comprehensive Income	$1,358	$1,872	$1,447	$1,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Net Cash Provided by Operating Activities	$4,857	$4,843

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,891)	(1,704)
Ground property and equipment, including technology	(611)	(748)
Purchase of short-term investments	—	(2,011)
Redemption of short-term investments	1,013	1,961
Other, net	43	20
Net cash used in investing activities	(1,446)	(2,482)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(2,149)	(2,986)
Cash dividends	(128)	—
Other, net	(22)	(24)
Net cash used in financing activities	(2,299)	(3,010)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	1,112	(649)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,395	3,473
Cash, cash equivalents and restricted cash equivalents at end of period	$4,507	$2,824

Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$161	$144
Flight and ground equipment acquired or modified under finance leases	18	36
Operating leases converted to finance leases	—	43

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2024	2023
Current assets:
Cash and cash equivalents	$4,110	$2,668
Restricted cash included in prepaid expenses and other	114	156
Noncurrent assets:
Restricted cash included in other noncurrent assets	283	—
Total cash, cash equivalents and restricted cash equivalents	$4,507	$2,824

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2023	655	$—	$11,641	$5,650	$(5,845)	11	$(341)	$11,105
Net income	—	—	—	37	—	—	—	37
Dividends declared ($0.10 per share)	—	—	—	(65)	—	—	—	(65)
Other comprehensive income	—	—	—	—	52	—	—	52
Common stock issued for employee equity awards(1)	2	—	47	—	—	1	(25)	22
Balance at March 31, 2024	657	$—	$11,688	$5,622	$(5,793)	12	$(366)	$11,151
Net income	—	—	—	1,305	—	—	—	1,305
Dividends declared ($0.10 and $0.15 per share)	—	—	—	(162)	—	—	—	(162)
Other comprehensive income	—	—	—	—	53	—	—	53
Common stock issued for employee equity awards(1)	(2)	—	(41)	—	—	(3)	80	39
Balance at June 30, 2024	655	$—	$11,647	$6,765	$(5,740)	9	$(286)	$12,386
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.83 and $50.04 in the March 2024 quarter and June 2024 quarter, respectively.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 6

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2024 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Ticket	$12,349	$11,829	$22,182	$21,068
Loyalty travel awards	975	902	1,820	1,645
Travel-related services	517	474	970	903
Passenger revenue	$13,841	$13,205	$24,972	$23,616

Ticket

We recognized approximately $5.6 billion and $5.7 billion in passenger revenue during the six months ended June 30, 2024 and 2023, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2024 and 2023, total cash sales from marketing agreements related to our loyalty program were $3.6 billion and $3.4 billion, respectively, which are allocated to travel and other performance obligations.

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

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 7

Notes to the Condensed Consolidated Financial Statements
The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2024	2023
Balance at January 1	$8,420	$7,882
Miles earned	2,148	2,110
Miles redeemed for air travel	(1,820)	(1,645)
Miles redeemed for non-air travel and other	(114)	(80)
Balance at June 30	$8,634	$8,267

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Refinery	$1,251	$965	$2,436	$1,882
Loyalty program	836	774	1,631	1,500
Ancillary businesses	213	214	393	445
Miscellaneous	318	248	597	513
Other revenue	$2,618	$2,201	$5,057	$4,340

Refinery. This represents refinery sales to third parties. See Note 9, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, which are included within the total cash sales from marketing agreements discussed above. This also includes the redemption of miles for non-air travel and other awards.

Ancillary Businesses. This includes revenues from aircraft maintenance services we provide to third parties and our vacation wholesale operations.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, codeshare agreements and certain other commercial relationships.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 8

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

Passenger revenue by geographic region
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic	$9,398	$8,944	$17,381	$16,538
Atlantic	2,825	2,803	4,130	4,047
Latin America	964	926	2,229	2,058
Pacific	654	532	1,232	973
Total	$13,841	$13,205	$24,972	$23,616

Operating revenue by geographic region
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic	$11,575	$10,749	$21,607	$20,145
Atlantic	3,210	3,178	4,791	4,726
Latin America	1,102	1,037	2,543	2,317
Pacific	771	614	1,465	1,149
Total	$16,658	$15,578	$30,406	$28,337

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2024	Level 1	Level 2	Level 3
Cash equivalents	$2,840	$2,840	$—	$—
Restricted cash equivalents	397	397	—	—
Short-term investments
U.S. Government securities	100	—	100	—
Corporate obligations	10	—	10	—
Other fixed income securities	14	—	14	—
Long-term investments and related	2,445	2,188	143	114
Fuel hedge contracts	(23)	—	(23)	—

(in millions)	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents	$1,545	$1,545	$—	$—
Restricted cash equivalents	653	653	—	—
Short-term investments
U.S. Government securities	859	204	655	—
Corporate obligations	218	—	218	—
Other fixed income securities	50	—	50	—
Long-term investments and related	2,867	2,614	134	119
Fuel hedge contracts	5	—	5	—
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 9

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized gains of $16 million and losses of $80 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and six months ended June 30, 2024, respectively, compared to gains of $12 million and $43 million for the three and six months ended June 30, 2023, respectively. The losses recognized during the first six months of 2024 were composed of $28 million of mark-to-market losses and $52 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our Monroe refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Air France-KLM	Fair Value	3%	3%	$65	$110
China Eastern	Fair Value	2%	2%	117	134
Grupo Aeroméxico	Equity Method	20%	20%	438	421
Hanjin KAL	Fair Value(1)	15%	15%	467	561
LATAM	Fair Value	10%	10%	829	658
Unifi Aviation	Equity Method	49%	49%	139	162
Wheels Up	Fair Value(2)	38%	38%	498	903
Other investments	Various			469	508
Equity investments				$3,022	$3,457
(1)At June 30, 2024, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at June 30, 2024			June 30, 2024	December 31, 2023
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2024	to	2029	2.90%	to	7.38%	2,575	2,590
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2024	to	2028	4.50%	and	4.75%	4,244	4,518
SkyMiles Term Loan(1)(2)	2024	to	2027	9.07%			915	1,772
NYTDC Special Facilities Revenue Bonds(1)	2025	to	2045	4.00%	to	6.00%	3,591	3,656
Financing arrangements secured by aircraft:
Certificates(1)	2024	to	2028	2.00%	to	8.00%	1,041	1,591
Notes(1)(2)	2024	to	2033	7.58%	to	7.60%	92	165
Financing arrangements secured by slots, gates and/or routes:
2020 Senior Secured Notes	2025			7.00%			812	838
2018 Revolving Credit Facility(2)	2026	to	2028	Undrawn			—	—
Other financings(1)(2)	2024	to	2030	2.51%	to	5.00%	66	67
Other revolving credit facilities(2)	2025	to	2026	Undrawn			—	—
Total secured and unsecured debt							$16,832	$18,693
Unamortized (discount)/premium and debt issue cost, net and other							(49)	(83)
Total debt							$16,783	$18,610
Less: current maturities							(2,699)	(2,625)
Total long-term debt							$14,084	$15,985
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.

Availability Under Revolving Credit Facilities

As of June 30, 2024, we had approximately $2.9 billion undrawn and available under our revolving credit facilities.

Early Settlement of Outstanding Notes

During the six months ended June 30, 2024, through early principal repayments and open market repurchases, we extinguished an aggregate principal amount of $744 million related to a portion of the SkyMiles Term Loan and various secured and unsecured notes. These payments resulted in a $36 million loss on extinguishment of debt recorded in non-operating expense in our income statement.

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

Fair value of outstanding debt
(in millions)	June 30, 2024	December 31, 2023
Net carrying amount	$16,783	$18,610
Fair value	$16,700	$18,400
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 11

Notes to the Condensed Consolidated Financial Statements
Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at June 30, 2024.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members. The net periodic cost table below includes our domestic defined benefit pension plans and postretirement healthcare plans.

Employee benefit plans net periodic cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2024	2023	2024	2023
Three Months Ended June 30,
Service cost	$—	$—	$23	$18
Interest cost	201	213	45	50
Expected return on plan assets	(263)	(264)	(1)	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	62	60	5	3
Net periodic cost	$—	$9	$71	$70

Six Months Ended June 30,
Service cost	$—	$—	$46	$36
Interest cost	402	426	91	100
Expected return on plan assets	(526)	(528)	(1)	—
Amortization of prior service credit	—	—	(2)	(3)
Recognized net actuarial loss	124	119	9	6
Net periodic cost	$—	$17	$143	$139

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries and a market based cash balance plan for eligible pilots, which have immaterial obligations. These plans are not included in the net periodic cost table above.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 12

Notes to the Condensed Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $19.9 billion at June 30, 2024.

Aircraft purchase commitments(1)
(in millions)	Total
Six months ending December 31, 2024	$1,850
2025	4,320
2026	4,970
2027	5,010
2028	2,980
Thereafter	770
Total	$19,900
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Our future aircraft purchase commitments included the following aircraft at June 30, 2024:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	74
A321-200neo	94
A330-900neo	12
A350-900	14
A350-1000	20
B-737-10	100
Total	314

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

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 13

Notes to the Condensed Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2024	$(6,681)	$40	$796	$(5,845)
Changes in value	—	3	—	3
Reclassifications into earnings(1)	133	—	(31)	102
Balance at June 30, 2024	$(6,548)	$43	$765	$(5,740)

Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Changes in value	—	(3)	1	(2)
Reclassifications into earnings(1)	122	—	(28)	94
Balance at June 30, 2023	$(6,502)	$38	$755	$(5,709)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 14

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

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2024
Operating revenue	$15,407	$2,051		$(800)	(1)	$16,658
Depreciation and amortization	620	30		(30)	(2)	620
Operating income	2,207	60	(2)	—		2,267
Interest expense, net	188	6		(6)		188
Total assets, end of period	72,938	2,337		(78)		75,197
Capital expenditures	1,292	16		—		1,308

Three Months Ended June 30, 2023
Operating revenue	$14,613	$2,037		$(1,072)	(1)	$15,578
Depreciation and amortization	573	23		(23)	(2)	573
Operating income	2,447	44	(2)	—		2,491
Interest expense, net	203	3		(3)		203
Total assets, end of period	70,265	3,309		(77)		73,497
Capital expenditures	1,422	30		—		1,452

(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2024
Operating revenue	$27,970	$4,100		$(1,664)	(1)	$30,406
Depreciation and amortization	1,235	57		(57)	(2)	1,235
Operating income	2,773	108	(2)	—		2,881
Interest expense, net	394	11		(11)		394
Capital expenditures	2,472	30		—		2,502

Six Months Ended June 30, 2023
Operating revenue	$26,455	$4,388		$(2,506)	(1)	$28,337
Depreciation and amortization	1,137	46		(46)	(2)	1,137
Operating income	1,949	266	(2)	—		2,215
Interest expense, net	430	8		(8)		430
Capital expenditures	2,393	59		—		2,452
(1)See table below for detail of the intersegment operating revenue amounts.
(2)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 15

Notes to the Condensed Consolidated Financial Statements

Operating revenue intersegment sales/other
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Sales to airline segment(1)	$(393)	$(365)	$(780)	$(961)
Exchanged products(2)	(361)	(618)	(798)	(1,330)
Sales of refined products	(46)	(89)	(86)	(215)
Total operating revenue intersegment sales/other	$(800)	$(1,072)	$(1,664)	$(2,506)
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

Basic and diluted earnings per share
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$1,305	$1,827	$1,342	$1,464

Basic weighted average shares outstanding	641	639	640	639
Dilutive effect of share-based instruments	7	3	7	3
Diluted weighted average shares outstanding	648	642	647	642

Basic earnings per share	$2.04	$2.86	$2.10	$2.29
Diluted earnings per share	$2.01	$2.84	$2.08	$2.28
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 16

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

June 2024 Quarter Financial Highlights

Our operating income for the June 2024 quarter was $2.3 billion, a decrease of $224 million compared to the June 2023 quarter.

Revenue. Compared to the June 2023 quarter, our total revenue increased $1.1 billion, or 7%, due primarily to an 8% increase in capacity on strong operational performance. Passenger revenue increased 5% resulting from strength in travel demand, particularly for our premium products, partially offset by a decrease in yield. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the June 2024 quarter by $794 million, or 5.4%, compared to the June 2023 quarter.

Operating Expense. Total operating expense in the June 2024 quarter increased $1.3 billion, or 10%, compared to the June 2023 quarter, primarily due to higher employee costs from increased wages, higher fuel expense and increased costs associated with higher capacity. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the June 2024 quarter increased $1.0 billion, or 8%, compared to the June 2023 quarter.

Our total operating cost per available seat mile ("CASM") increased 2% compared to the June 2023 quarter. Non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 0.6%, primarily due to higher employee costs from increased wages.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of June 30, 2024 was $7.2 billion.

During the June 2024 quarter, operating activities generated $2.5 billion, primarily from ticket sales. Total cash sales to American Express were $1.9 billion in the June 2024 quarter, an increase of approximately 9% compared to the June 2023 quarter.

Cash flows used in investing activities during the quarter totaled $809 million as capital expenditures were partially offset by redemptions of short-term investments. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $1.3 billion in the June 2024 quarter. Additionally, we had cash outflows of $1.4 billion related to repayments of our debt and finance leases.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 17

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended June 30, 2024 and 2023

Total Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2024		2023
Ticket - Main cabin	$6,716		$6,694		$22		—%
Ticket - Premium products	5,633		5,135		498		10%
Loyalty travel awards	975		902		73		8%
Travel-related services	517		474		43		9%
Passenger revenue	$13,841		$13,205		$636		5%
Cargo	199		172		27		16%
Other	2,618		2,201		417		19%
Total operating revenue	$16,658		$15,578		$1,080		7%

TRASM (cents)	22.31	¢	22.58	¢	(0.27)	¢	(1)%
Third-party refinery sales	(1.68)		(1.40)		(0.28)		20%
TRASM, adjusted(2)	20.64	¢	21.18	¢	(0.54)	¢	(3)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total Revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the June 2023 quarter, total revenue increased $1.1 billion, or 7%, due primarily to an 8% increase in capacity resulting from strength in travel demand, particularly for our premium products, and strong operational performance, partially offset by a decrease in yield for main cabin.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2023
(in millions)	Three Months Ended June 30, 2024	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$9,398	5%	7%	8%	(2)%	(2)%	—	pts
Atlantic	2,825	1%	—%	2%	1%	(1)%	(1)	pt
Latin America	964	4%	18%	19%	(12)%	(12)%	(1)	pt
Pacific	654	23%	28%	30%	(4)%	(5)%	(1)	pt
Total	$13,841	5%	7%	8%	(2)%	(3)%	(1)	pt

Domestic

Domestic passenger revenue increased 5% in the June 2024 quarter compared to the June 2023 quarter on an 8% increase in capacity and a stable load factor. We experienced strong revenue results across the domestic network, with coastal hub markets such as New York and Boston improving significantly compared to the prior year period.

International

International passenger revenue for the June 2024 quarter increased compared to the June 2023 quarter in each geographic region. Demand in the Atlantic region remains robust, with unit revenue down slightly compared to the June 2023 quarter primarily due to the impact from the summer Olympics on travel to Paris. The Pacific and Latin America regions accounted for the majority of international capacity growth on continued network restoration and improving connectivity with our international joint venture partners.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 18

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Refinery	$1,251	$965	$286	30%
Loyalty program	836	774	62	8%
Ancillary businesses	213	214	(1)	—%
Miscellaneous	318	248	70	28%
Other revenue	$2,618	$2,201	$417	19%

Refinery. Refinery sales to third parties increased $286 million compared to the June 2023 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to the June 2023 quarter due to increased co-brand card spend and more premium card account acquisitions.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, codeshare agreements and certain other commercial relationships. The increase in revenues compared to the June 2023 quarter was primarily driven by codeshare and other commercial relationships.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 19

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Salaries and related costs	$4,012	$3,692	$320	9%
Aircraft fuel and related taxes	2,813	2,516	297	12%
Ancillary businesses and refinery	1,463	1,173	290	25%
Contracted services	1,041	994	47	5%
Landing fees and other rents	766	617	149	24%
Aircraft maintenance materials and outside repairs	684	614	70	11%
Depreciation and amortization	620	573	47	8%
Passenger commissions and other selling expenses	672	651	21	3%
Regional carrier expense	580	559	21	4%
Passenger service	463	442	21	5%
Profit sharing	519	595	(76)	(13)%
Aircraft rent	138	132	6	5%
Other	620	529	91	17%
Total operating expense	$14,391	$13,087	$1,304	10%
Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 5% effective June 1, 2024 and for Delta pilots on January 1, 2024. In June 2024 we also increased the minimum starting wage to $19 per hour.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $297 million compared to the June 2023 quarter primarily due to a 5% increase in the market price of jet fuel and a 7% increase in consumption on an 8% increase in capacity. We continue to expect that fuel consumption throughout 2024 will increase compared to 2023 aligned with capacity, partially offset by increases in the fuel efficiency of our fleet. The refinery also provided a benefit of six cents per gallon compared to a benefit of four cents per gallon in the June 2023 quarter. We expect jet fuel prices to remain volatile.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Fuel purchase cost(1)	$2,872	$2,557	$315	$2.70	$2.56	$0.14
Fuel hedge impact	1	3	(2)	—	—	—
Refinery segment impact	(60)	(44)	(16)	(0.06)	(0.04)	(0.02)
Total fuel expense	$2,813	$2,516	$297	$2.64	$2.52	$0.12
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.
Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties increased $286 million compared to the June 2023 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Landing Fees and Other Rents. The increase in landing fees and other rents primarily resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the June 2023 quarter that contributed to our increased capacity.

Aircraft Maintenance Materials and Outside Repairs. Aircraft maintenance materials and outside repairs increased compared to the June 2023 quarter primarily as a result of investments in the operational reliability of our fleet leading into the peak summer season and higher materials costs.

Other. The increase in other is primarily due to higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs, and inflationary pressures.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 20

Item 2. MD&A - Results of Operations
Results of Operations - Six Months Ended June 30, 2024 and 2023

Total Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2024		2023
Ticket - Main cabin	$12,141		$11,917		$224		2%
Ticket - Premium products	10,041		9,151		890		10%
Loyalty travel awards	1,820		1,645		175		11%
Travel-related services	970		903		67		7%
Passenger revenue	$24,972		$23,616		$1,356		6%
Cargo	377		381		(4)		(1)%
Other	5,057		4,340		717		17%
Total operating revenue	$30,406		$28,337		$2,069		7%

TRASM (cents)	21.69	¢	21.74	¢	(0.05)	¢	—%
Third-party refinery sales	(1.74)		(1.44)		(0.30)		21%
TRASM, adjusted(2)	19.95	¢	20.30	¢	(0.35)	¢	(2)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2023 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2024 and 2023.

Compared to the six months ended June 30, 2023, total revenue increased $2.1 billion, or 7%, due primarily to an 8% increase in capacity resulting from strength in travel demand, particularly for our premium products, and strong operational performance, partially offset by a decrease in yield for main cabin.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2023
(in millions)	Six Months Ended June 30, 2024	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$17,381	5%	6%	5%	(1)%	—%	1	pt
Atlantic	4,130	2%	2%	2%	—%	—%	—	pts
Latin America	2,229	8%	23%	23%	(12)%	(12)%	—	pts
Pacific	1,232	27%	31%	33%	(3)%	(5)%	(1)	pt
Total	$24,972	6%	8%	8%	(2)%	(2)%	—	pts

Domestic passenger unit revenue for the six months ended June 30, 2024 increased on strong demand and higher capacity compared to the six months ended June 30, 2023. International passenger revenue for the six months ended June 30, 2024 increased 7% on 12% higher capacity compared to the six months ended June 30, 2023 due to strong demand for international travel, particularly to leisure destinations. The Pacific and Latin America regions accounted for the majority of international capacity growth on continued network restoration.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Refinery	$2,436	$1,882	$554	29%
Loyalty program	1,631	1,500	131	9%
Ancillary businesses	393	445	(52)	(12)%
Miscellaneous	597	513	84	16%
Other revenue	$5,057	$4,340	$717	17%
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 21

Item 2. MD&A - Results of Operations
Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2024	2023
Salaries and related costs	$7,803	$7,078	$725	10%
Aircraft fuel and related taxes	5,410	5,192	218	4%
Ancillary businesses and refinery	2,833	2,298	535	23%
Contracted services	2,065	2,004	61	3%
Landing fees and other rents	1,515	1,201	314	26%
Aircraft maintenance materials and outside repairs	1,363	1,199	164	14%
Depreciation and amortization	1,235	1,137	98	9%
Passenger commissions and other selling expenses	1,222	1,152	70	6%
Regional carrier expense	1,130	1,117	13	1%
Passenger service	876	859	17	2%
Profit sharing	644	667	(23)	(3)%
Aircraft rent	274	264	10	4%
Pilot agreement and related expenses	—	864	(864)	NM
Other	1,155	1,090	65	6%
Total operating expense	$27,525	$26,122	$1,403	5%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2023 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2024 and 2023.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $218 million compared to the six months ended June 30, 2023 due to a 6% increase in consumption on an 8% increase in capacity partially offset by a 5% decrease in the market price per gallon of jet fuel. The refinery also provided a benefit of five cents per gallon compared to a benefit of 14 cents per gallon in the six months ended June 30, 2023.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Fuel purchase cost(1)	$5,490	$5,497	$(7)	$2.75	$2.91	$(0.16)
Fuel hedge impact	28	(39)	67	0.01	(0.02)	0.03
Refinery segment impact	(108)	(266)	158	(0.05)	(0.14)	0.09
Total fuel expense	$5,410	$5,192	$218	$2.71	$2.75	$(0.04)
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
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 22

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(in millions)	2024	2023		2024	2023
Interest expense, net	$(188)	$(203)	$15	$(394)	$(430)	$36
Gain/(loss) on investments, net	(196)	128	(324)	(423)	251	(674)
Loss on extinguishment of debt	(32)	(29)	(3)	(36)	(50)	14
Miscellaneous, net	(78)	(70)	(8)	(133)	(174)	41
Total non-operating expense, net	$(494)	$(174)	$(320)	$(986)	$(403)	$(583)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2023, we made payments of approximately $4.1 billion related to our debt and finance lease obligations. We have continued to pay down our debt during the six months ended June 30, 2024 with $2.1 billion of payments on debt and finance lease obligations, including approximately $900 million of early repayments. This included early extinguishment of $744 million in principal related to a portion of the SkyMiles Term Loan and various secured and unsecured notes, and approximately $150 million on finance leases that were scheduled to be paid later in 2024. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

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

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic cost, charitable contributions, our share of our equity method investments' results and foreign exchange gains/(losses).

Income Taxes

We project our annual effective tax rate for 2024 will be between 24% and 26%. In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 23

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery regularly optimizes its sales and exchange activities based on market conditions. The refinery generated lower operating income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of lower pricing in the first half of 2024.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Exchanged products	$361	$618	$(257)	$798	$1,330	$(532)
Sales of refined products	46	89	(43)	86	215	(129)
Sales to airline segment	393	365	28	780	961	(181)
Third party refinery sales	1,251	965	286	2,436	1,882	554
Operating revenue	$2,051	$2,037	$14	$4,100	$4,388	$(288)

Operating income	$60	$44	$16	$108	$266	$(158)
Refinery segment impact on airline average price per fuel gallon	$(0.06)	$(0.04)	$(0.02)	$(0.05)	$(0.14)	$0.09

Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)	Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2024		2023			2024		2023
Revenue passenger miles (in millions) ("RPM")	65,241		60,804		7%	119,448		110,491		8%
Available seat miles (in millions) ("ASM")	74,656		68,993		8%	140,198		130,345		8%
Passenger mile yield	21.22	¢	21.72	¢	(2)%	20.91	¢	21.37	¢	(2)%
Passenger revenue per available seat mile ("PRASM")	18.54	¢	19.14	¢	(3)%	17.81	¢	18.12	¢	(2)%
Total revenue per available seat mile ("TRASM")	22.31	¢	22.58	¢	(1)%	21.69	¢	21.74	¢	—%
TRASM, adjusted(2)	20.64	¢	21.18	¢	(2.6)%	19.95	¢	20.30	¢	(2)%
Cost per available seat mile ("CASM")	19.28	¢	18.97	¢	2%	19.63	¢	20.04	¢	(2)%
CASM-Ex(2)	13.14	¢	13.06	¢	0.6%	13.58	¢	13.44	¢	1%
Passenger load factor	87%		88%		(1) pt	85%		85%		—	pts
Fuel gallons consumed (in millions)	1,066		997		7%	1,998		1,885		6%
Average price per fuel gallon(3)	$2.64		$2.52		5%	$2.71		$2.75		(1)%
Average price per fuel gallon, adjusted(2)(3)	$2.64		$2.52		5%	$2.69		$2.77		(3)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 24

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at June 30, 2024 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	4.5
A220-300	26	—	—	26	1.9	74
A319-100	57	—	—	57	22.3
A320-200	60	—	—	60	28.7
A321-200	70	15	42	127	5.5
A321-200neo	61	—	—	61	1.1	94	70
A330-200	11	—	—	11	19.2
A330-300	28	—	3	31	15.4
A330-900neo	20	2	5	27	2.5	12	10
A350-900	19	—	11	30	5.2	14	10
A350-1000	—	—	—	—	—	20
B-717-200	10	70	—	80	22.8
B-737-800	73	4	—	77	22.8
B-737-900ER	114	—	49	163	8.5
B-737-10	—	—	—	—	—	100	30
B-757-200	94	—	—	94	26.6
B-757-300	16	—	—	16	21.4
B-767-300ER	43	—	—	43	28.1
B-767-400ER	21	—	—	21	23.5
Total	768	91	110	969	14.9	314	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The table below summarizes the aircraft operated by regional carriers on our behalf at June 30, 2024.

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
(2)Excluded from the total operating count above are nine CRJ-700 and three CRJ-900 aircraft which are owned and temporarily parked as of June 30, 2024.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 25

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of June 30, 2024, we had $7.2 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, short-term investments and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of June 30, 2024, we had approximately $2.9 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $4.9 billion and $4.8 billion in the six months ended June 30, 2024 and 2023, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2024.

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

Fuel. Fuel expense represented approximately 20% of our total operating expense for the six months ended June 30, 2024 and 2023. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. For example, the market price for jet fuel was 5% higher in the June 2024 quarter compared to the June 2023 quarter after it was 15% lower in the March 2024 quarter compared to the March 2023 quarter. Fuel consumption was higher during the three and six months ended June 30, 2024 compared to the prior year period due to the increase in capacity. We continue to expect that fuel consumption throughout 2024 will increase compared to 2023 aligned with capacity, partially offset by increases in the fuel efficiency of our fleet.

Profit Sharing. We paid $1.4 billion in profit sharing payments in February 2024 related to our 2023 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results. This is an increase compared to our profit sharing payment made in February 2023 of $563 million related to our 2022 pre-tax profit.

Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to eligible employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the six months ended June 30, 2024, we accrued $644 million in profit sharing expense based on the year-to-date performance and current expectations for 2024 profit.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $3.6 billion in the six months ended June 30, 2024, an increase of 7% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 26

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the six months ended June 30, 2024, we redeemed a net of $1.0 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $2.5 billion for each of the six months ended June 30, 2024 and 2023. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2024 capital spend of approximately $5.0 billion, excluding the New York-LaGuardia airport project discussed below, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements and may vary depending on financing decisions.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is ongoing with completion expected by the end of 2024.

Using funding primarily provided by existing financing arrangements and other sources of funding, we expect to spend approximately $400 million on this project during 2024, of which $163 million was incurred in the six months ended June 30, 2024.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2024, we had cash outflows of $2.1 billion related to repayments of our debt and finance lease obligations, including approximately $900 million of early repayments. This included early extinguishment of $744 million in principal related to a portion of the SkyMiles Term Loan and various secured and unsecured notes, and approximately $150 million on finance leases that were scheduled to be paid later in 2024. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

In February 2024, Moody's credit rating agency affirmed our credit rating and upgraded its outlook for Delta to positive.

Capital Return to Shareholders. In the June 2024 quarter, the Board of Directors approved a quarterly dividend of $0.10 per share, which we paid on June 4, 2024 for total cash dividends of $64 million. Total cash dividends for the six months ended June 30, 2024 were $128 million.

On June 20, 2024, the Board of Directors approved and we will pay a quarterly dividend of $0.15 per share on August 20, 2024 to shareholders of record as of July 30, 2024.

Covenants. We were in compliance with the covenants in our debt agreements at June 30, 2024.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 27

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

•One-time pilot agreement expenses. In the March 2023 quarter, Delta pilots ratified a new four-year Pilot Working Agreement effective January 1, 2023. The agreement included a provision for a one-time payment made upon ratification in the March 2023 quarter of $735 million. Additionally, we recorded adjustments to other benefit-related items of approximately $130 million. Adjusting for these expenses allows investors to better understand and analyze our core cost performance.

Total revenue, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2024	2023
Total revenue	$16,658	$15,578
Adjusted for:
Third-party refinery sales	(1,251)	(965)
Total revenue, adjusted	$15,407	$14,613

Operating expense, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2024	2023
Operating expense	$14,391	$13,087
Adjusted for:
Third-party refinery sales	(1,251)	(965)
MTM adjustments and settlements on hedges	(1)	(3)
Operating expense, adjusted	$13,138	$12,119

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 28

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions, except per gallon data)	2024	2023	2024	2023
Total fuel expense	$2,813	$2,516	$2.64	$2.52
Adjusted for:
MTM adjustments and settlements on hedges	(1)	(3)	—	—
Total fuel expense, adjusted	$2,811	$2,513	$2.64	$2.52

			Average Price Per Gallon
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions, except per gallon data)	2024	2023	2024	2023
Total fuel expense	$5,410	$5,192	$2.71	$2.75
Adjusted for:
MTM adjustments and settlements on hedges	(28)	39	(0.01)	0.02
Total fuel expense, adjusted	$5,382	$5,231	$2.69	$2.77

TRASM, adjusted reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
TRASM (cents)	22.31	¢	22.58	¢	21.69	¢	21.74	¢
Adjusted for:
Third-party refinery sales	(1.68)		(1.40)		(1.74)		(1.44)
TRASM, adjusted	20.64	¢	21.18	¢	19.95	¢	20.30	¢

CASM-Ex reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
CASM (cents)	19.28	¢	18.97	¢	19.63	¢	20.04	¢
Adjusted for:
Aircraft fuel and related taxes	(3.77)		(3.65)		(3.86)		(3.98)
Third-party refinery sales	(1.68)		(1.40)		(1.74)		(1.44)
Profit sharing	(0.70)		(0.86)		(0.46)		(0.51)
One-time pilot agreement expenses	—		—		—		(0.66)
CASM-Ex	13.14	¢	13.06	¢	13.58	¢	13.44	¢

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 29

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

Free cash flow reconciliation
Three Months Ended June 30,
(in millions)	2024
Net cash provided by operating activities	$2,450
Net cash used in investing activities	(809)
Adjusted for:
Net redemptions of short-term investments	(467)
Net cash flows related to certain airport construction projects and other	99
Free cash flow	$1,274
Delta Air Lines, Inc. | June 2024 Form 10-Q                                 30

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2024 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2024 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the June 2024 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 2024	6,232	$47.89	6,232	$—
May 2024	2,059	$51.52	2,059	$—
June 2024	20,299	$50.55	20,299	$—
Total	28,590		28,590

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 31

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
3.2    Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*
4.1    Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*
10.1    Terms of 2024 Restricted Stock Awards for Non-Employee Directors.
10.2    Description of Certain Benefits of Members of the Board and Executive Officers.
15    Letter from Ernst & Young LLP regarding unaudited interim financial information.
31.1    Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.
31.2    Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.
32    Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.
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
101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)
_______________
*    Incorporated by reference.

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
July 11, 2024

Delta Air Lines, Inc. | June 2024 Form 10-Q                                 33