Form 10-Q
period 2024-09-30
DELTA AIR LINES, INC.
filed 2024-10-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2024
Common Stock, $0.0001 par value - 645,281,221 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Form 10-K") and "Part II, Item 1A. Risk Factors" of this Form 10-Q, other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. | September 2024 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2024, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2024 and 2023, condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 10, 2024

Delta Air Lines, Inc. | September 2024 Form 10-Q	2

Financial Statements

DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,969	$2,741
Short-term investments	8	1,127
Accounts receivable, net of allowance for uncollectible accounts of $17 and $17	3,550	3,130
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $130 and $123	1,467	1,314
Prepaid expenses and other	2,068	1,957
Total current assets	11,062	10,269

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $22,964 and $21,707	36,862	35,486
Operating lease right-of-use assets	6,686	7,004
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $917 and $911	5,977	5,983
Equity investments	3,272	3,457
Other noncurrent assets	1,756	1,692
Total noncurrent assets	64,306	63,375
Total assets	$75,368	$73,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$3,324	$2,983
Current maturities of operating leases	772	759
Air traffic liability	8,302	7,044
Accounts payable	4,545	4,446
Accrued salaries and related benefits	4,105	4,561
Loyalty program deferred revenue	4,122	3,908
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,848	1,617
Total current liabilities	28,118	26,418

Noncurrent Liabilities:
Debt and finance leases	14,373	17,071
Pension, postretirement and related benefits	3,404	3,601
Loyalty program deferred revenue	4,630	4,512
Noncurrent operating leases	5,919	6,468
Deferred income taxes, net	1,675	908
Other noncurrent liabilities	3,603	3,561
Total noncurrent liabilities	33,604	36,121

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 654,596,578 and 654,671,194 shares issued	—	—
Additional paid-in capital	11,686	11,641
Retained earnings	7,940	5,650
Accumulated other comprehensive loss	(5,691)	(5,845)
Treasury stock, at cost, 9,315,357 and 11,224,246 shares	(289)	(341)
Total stockholders' equity	13,646	11,105
Total liabilities and stockholders' equity	$75,368	$73,644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2024 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Operating Revenue:
Passenger	$13,107	$13,119	$38,079	$36,735
Cargo	196	154	574	535
Other	2,374	2,215	7,431	6,555
Total operating revenue	15,677	15,488	46,084	43,825

Operating Expense:
Salaries and related costs	4,231	3,760	12,035	10,838
Aircraft fuel and related taxes	2,747	2,936	8,157	8,128
Ancillary businesses and refinery	1,250	1,128	4,083	3,427
Contracted services	1,069	1,004	3,134	3,009
Landing fees and other rents	832	679	2,347	1,880
Aircraft maintenance materials and outside repairs	627	661	1,990	1,860
Depreciation and amortization	643	594	1,878	1,731
Passenger commissions and other selling expenses	643	618	1,865	1,770
Regional carrier expense	600	546	1,731	1,664
Passenger service	463	449	1,339	1,307
Profit sharing	320	417	964	1,084
Aircraft rent	137	131	411	395
Pilot agreement and related expenses	—	—	—	864
Other	718	581	1,872	1,669
Total operating expense	14,280	13,504	41,806	39,626

Operating Income	1,397	1,984	4,278	4,199

Non-Operating Income/(Expense):
Interest expense, net	(173)	(196)	(567)	(627)
Gain/(loss) on investments, net	350	(206)	(73)	45
Loss on extinguishment of debt	—	(13)	(36)	(63)
Miscellaneous, net	(13)	(48)	(146)	(221)
Total non-operating income/(expense), net	164	(463)	(822)	(866)

Income Before Income Taxes	1,561	1,521	3,456	3,333

Income Tax Provision	(289)	(413)	(842)	(761)

Net Income	$1,272	$1,108	$2,614	$2,572

Basic Earnings Per Share	$1.98	$1.73	$4.08	$4.03
Diluted Earnings Per Share	$1.97	$1.72	$4.04	$4.00

Comprehensive Income	$1,321	$1,157	$2,768	$2,713

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2024 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Net Cash Provided by Operating Activities	$6,131	$5,919

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,944)	(2,560)
Ground property and equipment, including technology	(886)	(1,161)
Purchase of short-term investments	—	(2,312)
Redemption of short-term investments	1,130	3,488
Acquisition of strategic investments	—	(152)
Other, net	130	84
Net cash used in investing activities	(2,570)	(2,613)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(2,411)	(3,710)
Cash dividends	(225)	(64)
Other, net	(34)	(36)
Net cash used in financing activities	(2,670)	(3,810)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash Equivalents	891	(504)
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,395	3,473
Cash, cash equivalents and restricted cash equivalents at end of period	$4,286	$2,969

Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$217	$443
Flight and ground equipment acquired or modified under finance leases	(17)	37
Operating leases converted to finance leases	—	53

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2024	2023
Current assets:
Cash and cash equivalents	$3,969	$2,835
Restricted cash included in prepaid expenses and other	97	134
Noncurrent assets:
Restricted cash included in other noncurrent assets	220	—
Total cash, cash equivalents and restricted cash equivalents	$4,286	$2,969

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2024 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2023	655	$—	$11,641	$5,650	$(5,845)	11	$(341)	$11,105
Net income	—	—	—	37	—	—	—	37
Dividends declared ($0.10 per share)	—	—	—	(65)	—	—	—	(65)
Other comprehensive income	—	—	—	—	52	—	—	52
Common stock issued for employee equity awards(1)	2	—	47	—	—	1	(25)	22
Balance at March 31, 2024	657	$—	$11,688	$5,622	$(5,793)	12	$(366)	$11,151
Net income	—	—	—	1,305	—	—	—	1,305
Dividends declared ($0.10 and $0.15 per share)	—	—	—	(162)	—	—	—	(162)
Other comprehensive income	—	—	—	—	53	—	—	53
Common stock issued for employee equity awards(1)	(2)	—	(41)	—	—	(3)	80	39
Balance at June 30, 2024	655	$—	$11,647	$6,765	$(5,740)	9	$(286)	$12,386
Net income	—	—	—	1,272	—	—	—	1,272
Dividends declared ($0.15 per share)	—	—	—	(97)	—	—	—	(97)
Other comprehensive income	—	—	—	—	49	—	—	49
Common stock issued for employee equity awards(1)	—	—	39	—	—	—	(3)	36
Balance at September 30, 2024	655	$—	$11,686	$7,940	$(5,691)	9	$(289)	$13,646
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.83, $50.04 and $43.27 in the March 2024 quarter, June 2024 quarter and September 2024 quarter, respectively.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2024 Form 10-Q	6

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Ticket	$11,645	$11,733	$33,827	$32,801
Loyalty travel awards	978	902	2,798	2,547
Travel-related services	484	484	1,454	1,387
Passenger revenue	$13,107	$13,119	$38,079	$36,735

Ticket

We recognized approximately $6.2 billion and $6.7 billion in passenger revenue during the nine months ended September 30, 2024 and 2023, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2024 and 2023, total cash sales from marketing agreements related to our loyalty program were $5.5 billion and $5.2 billion, respectively, which are allocated to travel and other performance obligations.

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

Delta Air Lines, Inc. | September 2024 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2024	2023
Balance at January 1	$8,420	$7,882
Miles earned	3,303	3,164
Miles redeemed for air travel	(2,798)	(2,547)
Miles redeemed for non-air travel and other	(173)	(126)
Balance at September 30	$8,752	$8,373

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Refinery	$1,083	$935	$3,520	$2,817
Loyalty program	820	791	2,451	2,291
Ancillary businesses	161	212	554	657
Miscellaneous	310	277	906	790
Other revenue	$2,374	$2,215	$7,431	$6,555

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

Delta Air Lines, Inc. | September 2024 Form 10-Q	8

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

Passenger revenue by geographic region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic	$8,652	$8,662	$26,033	$25,200
Atlantic	3,029	3,110	7,159	7,157
Latin America	779	788	3,008	2,846
Pacific	647	559	1,879	1,532
Total	$13,107	$13,119	$38,079	$36,735

Operating revenue by geographic region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic	$10,609	$10,461	$32,216	$30,607
Atlantic	3,418	3,497	8,209	8,223
Latin America	889	891	3,432	3,208
Pacific	761	639	2,227	1,787
Total	$15,677	$15,488	$46,084	$43,825

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2024	Level 1	Level 2	Level 3
Cash equivalents	$2,718	$2,718	$—	$—
Restricted cash equivalents	316	316	—	—
Short-term investments - Other fixed income securities	8	—	8	—
Long-term investments and related	2,723	2,460	149	114
Fuel hedge contracts	1	—	1	—

(in millions)	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents	$1,545	$1,545	$—	$—
Restricted cash equivalents	653	653	—	—
Short-term investments
U.S. Government securities	859	204	655	—
Corporate obligations	218	—	218	—
Other fixed income securities	50	—	50	—
Long-term investments and related	2,867	2,614	134	119
Fuel hedge contracts	5	—	5	—

Delta Air Lines, Inc. | September 2024 Form 10-Q	9

Notes to the Condensed Consolidated Financial Statements
Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit. Restricted cash equivalents primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport as well as certain self-insurance obligations and airport commitments. Restricted cash equivalents are recorded in other noncurrent assets and prepaid expenses and other on our Consolidated Balance Sheet ("balance sheet"). The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments are based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information. These investments are primarily expected to mature in one year or less. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized gains of $89 million and $9 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and nine months ended September 30, 2024, respectively, compared to losses of $140 million and $96 million for the three and nine months ended September 30, 2023, respectively. The gains recognized during the first nine months of 2024 were composed of $4 million of mark-to-market losses and $13 million of settlement gains on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Air France-KLM	Fair Value	3%	3%	$74	$110
China Eastern	Fair Value	2%	2%	143	134
Grupo Aeroméxico	Equity Method	20%	20%	426	421
Hanjin KAL	Fair Value(1)	15%	15%	624	561
LATAM	Fair Value	10%	10%	782	658
Unifi Aviation	Equity Method	49%	49%	139	162
Wheels Up	Fair Value(2)	38%	38%	637	903
Other investments	Various			447	508
Equity investments				$3,272	$3,457
(1)At September 30, 2024, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.

Wheels Up. During the September 2024 quarter, we and the other lead investors agreed to extend the contractual transfer restrictions on our investments in Wheels Up until September 20, 2025. Following the expiration of this restriction, our equity investment in Wheels Up will continue to be subject to certain, more limited transfer restrictions.

Delta Air Lines, Inc. | September 2024 Form 10-Q	10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at September 30, 2024			September 30, 2024	December 31, 2023
Unsecured Payroll Support Program Loans	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2024	to	2029	2.90%	to	7.38%	2,575	2,590
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(1)	2024	to	2028	4.50%	and	4.75%	4,107	4,518
SkyMiles Term Loan(1)(2)	2024	to	2027	9.03%			850	1,772
NYTDC Special Facilities Revenue Bonds(1)	2025	to	2045	4.00%	to	6.00%	3,591	3,656
Financing arrangements secured by aircraft:
Certificates(1)	2024	to	2028	2.00%	to	8.00%	1,033	1,591
Notes(1)(2)	2024	to	2033	7.20%	to	7.52%	89	165
Financing arrangements secured by slots, gates and/or routes:
Senior Secured Notes	2025			7.00%			812	838
Other financings(1)(2)	2024	to	2030	2.51%	to	5.00%	66	67
Corporate Revolving Credit Facility(2)	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(2)	2025	to	2026	Undrawn			—	—
Total secured and unsecured debt							$16,619	$18,693
Unamortized (discount)/premium and debt issue cost, net and other							(38)	(83)
Total debt							$16,581	$18,610
Less: current maturities							(2,700)	(2,625)
Total long-term debt							$13,881	$15,985
(1)Due in installments during the years shown above.
(2)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.

Availability Under Revolving Credit Facilities

As of September 30, 2024, we had approximately $2.9 billion undrawn and available under our revolving credit facilities.

Early Settlement of Outstanding Notes

During the nine months ended September 30, 2024, through early principal repayments and open market repurchases, we extinguished an aggregate principal amount of $744 million related to a portion of the SkyMiles Term Loan and various secured and unsecured notes. These payments resulted in a $36 million loss on extinguishment of debt recorded in non-operating expense in our income statement.

Corporate Revolving Credit Facility

In July 2024, Fitch upgraded Delta's credit rating to BBB-, an investment grade metric, which satisfied the collateral release conditions under the Corporate Revolving Credit Facility. As a result, the liens on collateral, including our Pacific route authorities and certain related other assets, were released in the September 2024 quarter. Additionally, the minimum collateral coverage ratio and minimum liquidity covenants were replaced by minimum fixed charge coverage ratio and minimum asset coverage ratio covenants.

Delta Air Lines, Inc. | September 2024 Form 10-Q	11

Notes to the Condensed Consolidated Financial Statements
Fair Value of Debt

Market risk associated with our fixed- and variable-rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt shown below is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Debt is primarily classified as Level 1 or 2 within the fair value hierarchy.

Fair value of outstanding debt
(in millions)	September 30, 2024	December 31, 2023
Net carrying amount	$16,581	$18,610
Fair value	$16,600	$18,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at September 30, 2024.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members. The net periodic cost table below includes our domestic defined benefit pension plans and postretirement healthcare plans.

Employee benefit plans net periodic cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2024	2023	2024	2023
Three Months Ended September 30,
Service cost	$—	$—	$23	$18
Interest cost	201	213	45	50
Expected return on plan assets	(263)	(264)	(1)	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	62	60	5	3
Net periodic cost	$—	$9	$71	$70

Nine Months Ended September 30,
Service cost	$—	$—	$69	$54
Interest cost	603	638	136	150
Expected return on plan assets	(789)	(791)	(2)	(1)
Amortization of prior service credit	—	—	(3)	(4)
Recognized net actuarial loss	186	179	14	10
Net periodic cost	$—	$26	$214	$209

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

Delta Air Lines, Inc. | September 2024 Form 10-Q	12

Notes to the Condensed Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $19.0 billion at September 30, 2024.

Aircraft purchase commitments(1)
(in millions)	Total
Three months ending December 31, 2024	$940
2025	3,250
2026	4,930
2027	4,770
2028	3,510
Thereafter	1,630
Total	$19,030
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Our future aircraft purchase commitments included the following aircraft at September 30, 2024:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	74
A321-200neo	91
A330-900neo	9
A350-900	11
A350-1000	20
B-737-10	100
Total	305

Aircraft Orders

In January 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.

In the September 2024 quarter we amended our purchase agreement with Boeing and received an updated delivery schedule for our Boeing 737-10 orders. We now expect to take delivery of our first 20 aircraft in 2026 and 80 aircraft thereafter.

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

Delta Air Lines, Inc. | September 2024 Form 10-Q	13

Notes to the Condensed Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2024	$(6,681)	$40	$796	$(5,845)
Changes in value	—	3	—	3
Reclassifications into earnings(1)	197	—	(46)	151
Balance at September 30, 2024	$(6,484)	$43	$750	$(5,691)

Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Changes in value	—	(1)	—	(1)
Reclassifications into earnings(1)	185	—	(43)	142
Balance at September 30, 2023	$(6,439)	$40	$739	$(5,660)
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

Financial information by segment
(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2024
Operating revenue	$14,594	$1,912		$(829)	(1)	$15,677
Depreciation and amortization	643	29		(29)	(2)	643
Operating income/(loss)	1,430	(33)	(2)	—		1,397
Interest expense/(income), net	173	(8)		8		173
Total assets, end of period	72,954	2,490		(76)		75,368
Capital expenditures	1,312	16		—		1,328

Three Months Ended September 30, 2023
Operating revenue	$14,553	$1,886		$(951)	(1)	$15,488
Depreciation and amortization	594	23		(23)	(2)	594
Operating income	1,865	119	(2)	—		1,984
Interest expense, net	196	6		(6)		196
Total assets, end of period	69,851	3,397		(1)		73,247
Capital expenditures	1,201	68		—		1,269

Delta Air Lines, Inc. | September 2024 Form 10-Q	14

Notes to the Condensed Consolidated Financial Statements

(in millions)	Airline	Refinery		Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2024
Operating revenue	$42,564	$6,011		$(2,491)	(1)	$46,084
Depreciation and amortization	1,878	86		(86)	(2)	1,878
Operating income	4,202	76	(2)	—		4,278
Interest expense, net	567	3		(3)		567
Capital expenditures	3,783	47		—		3,830

Nine Months Ended September 30, 2023
Operating revenue	$41,008	$6,274		$(3,457)	(1)	$43,825
Depreciation and amortization	1,731	69		(69)	(2)	1,731
Operating income	3,814	385	(2)	—		4,199
Interest expense, net	627	14		(14)		627
Capital expenditures	3,594	127		—		3,721
(1)See table below for detail of the intersegment operating revenue amounts.
(2)Refinery segment operating results, including depreciation and amortization, are included within aircraft fuel and related taxes in our income statement.

Operating revenue intersegment sales/other
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Sales to airline segment(1)	$(369)	$(385)	$(1,147)	$(1,346)
Exchanged products(2)	(349)	(519)	(1,147)	(1,848)
Sales of refined products	(111)	(47)	(197)	(263)
Total operating revenue intersegment sales/other	$(829)	$(951)	$(2,491)	$(3,457)
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

Basic and diluted earnings per share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$1,272	$1,108	$2,614	$2,572

Basic weighted average shares outstanding	641	639	640	639
Dilutive effect of share-based instruments	6	5	7	4
Diluted weighted average shares outstanding	647	644	647	643

Basic earnings per share	$1.98	$1.73	$4.08	$4.03
Diluted earnings per share	$1.97	$1.72	$4.04	$4.00

Delta Air Lines, Inc. | September 2024 Form 10-Q	15

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

September 2024 Quarter Financial Highlights

Our operating income for the September 2024 quarter was $1.4 billion, a decrease of $587 million compared to the September 2023 quarter.

Revenue. Compared to the September 2023 quarter, our total revenue increased $189 million, or 1%, due to increased revenue related to refinery sales to third parties and a 4% increase in capacity. Passenger revenue was comparable to the September 2023 quarter on an increase in revenue for premium products and loyalty travel awards, offset by a decrease in main cabin ticket revenue. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the September 2024 quarter by $41 million compared to the September 2023 quarter.

In July 2024, our operations were significantly disrupted by the CrowdStrike-caused outage. We estimate that this disruption led to a direct revenue impact of approximately $380 million related to approximately 7,000 flight cancellations over five days, which reduced our expected year-over-year capacity growth in the quarter by approximately 1.5 percentage points.

Operating Expense. Total operating expense in the September 2024 quarter increased $776 million, or 6%, compared to the September 2023 quarter, primarily due to costs associated with the 4% increase in capacity, higher employee costs from increased wages, increased landing fees and other rents and costs associated with the CrowdStrike-caused outage. The outage and operational recovery resulted in approximately $170 million of additional operating expenses primarily due to customer expense reimbursements and crew-related costs. Fuel expense was approximately $50 million lower than it would have been as a result of the 7,000 flight cancellations over the five-day period. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the September 2024 quarter increased $631 million, or 5%, compared to the September 2023 quarter.

Our total operating cost per available seat mile ("CASM") increased 2% compared to the September 2023 quarter, primarily for the same reasons as the increase in total operating expense. Non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 5.7%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of September 30, 2024 was $6.9 billion.

During the September 2024 quarter, operating activities generated $1.3 billion, primarily from ticket sales. Total cash sales to American Express were $1.8 billion in the September 2024 quarter, an increase of approximately 6% compared to the September 2023 quarter.

Cash flows used in investing activities during the quarter totaled $1.1 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $95 million in the September 2024 quarter. Additionally, we had cash outflows of $263 million related to repayments of our debt and finance leases.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | September 2024 Form 10-Q	16

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended September 30, 2024 and 2023

Total Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2024		2023
Ticket - Main cabin	$6,309		$6,620		$(311)		(5)%
Ticket - Premium products	5,336		5,113		223		4%
Loyalty travel awards	978		902		76		8%
Travel-related services	484		484		—		—%
Passenger revenue	$13,107		$13,119		$(12)		—%
Cargo	196		154		42		27%
Other	2,374		2,215		159		7%
Total operating revenue	$15,677		$15,488		$189		1%

TRASM (cents)	20.58	¢	21.15	¢	(0.57)	¢	(3)%
Third-party refinery sales	(1.42)		(1.28)		(0.14)		11%
TRASM, adjusted(2)	19.16	¢	19.87	¢	(0.71)	¢	(4)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total Revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the September 2023 quarter, total revenue increased $189 million, or 1%, due to increased revenue related to refinery sales to third parties, loyalty travel awards and a 4% increase in capacity resulting from strength in travel demand, particularly for our premium products, partially offset by a decrease in main cabin ticket revenue.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2023
(in millions)	Three Months Ended September 30, 2024	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,652	—%	2%	3%	(2)%	(3)%	(1)	pt
Atlantic	3,029	(3)%	—%	(1)%	(3)%	(2)%	1	pt
Latin America	779	(1)%	6%	6%	(6)%	(6)%	—	pts
Pacific	647	16%	33%	38%	(13)%	(16)%	(3)	pts
Total	$13,107	—%	3%	4%	(3)%	(4)%	(1)	pt

Domestic

Domestic passenger revenue was consistent between the September 2024 quarter and the September 2023 quarter on a 3% increase in capacity and a slight decrease in load factor. We experienced strong revenue results across the domestic network, with premium revenue growing more than main cabin revenue compared to the prior year period.

International

International passenger revenue for the September 2024 quarter was consistent with the September 2023 quarter. The Atlantic region benefited from improved demand for travel to Paris following the summer Olympics. Our Latin America revenue reflects the continued maturation of our joint venture with LATAM in South America, while network restoration continues in the Pacific, with double-digit revenue growth driven by travel to South Korea and Japan.

Delta Air Lines, Inc. | September 2024 Form 10-Q	17

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Refinery	$1,083	$935	$148	16%
Loyalty program	820	791	29	4%
Ancillary businesses	161	212	(51)	(24)%
Miscellaneous	310	277	33	12%
Other revenue	$2,374	$2,215	$159	7%

Refinery. Refinery sales to third parties increased $148 million compared to the September 2023 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to the September 2023 quarter due to increased co-brand card spend and card account acquisitions.

Ancillary Businesses. This includes revenues from aircraft maintenance services we provide to third parties and our vacation wholesale operations. The decrease in revenues compared to the September 2023 quarter was driven by lower aircraft maintenance services revenue during the September 2024 quarter.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, codeshare agreements and certain other commercial relationships. The increase in revenues compared to the September 2023 quarter was primarily driven by codeshare agreements and other commercial relationships.

Delta Air Lines, Inc. | September 2024 Form 10-Q	18

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Salaries and related costs	$4,231	$3,760	$471	13%
Aircraft fuel and related taxes	2,747	2,936	(189)	(6)%
Ancillary businesses and refinery	1,250	1,128	122	11%
Contracted services	1,069	1,004	65	6%
Landing fees and other rents	832	679	153	23%
Aircraft maintenance materials and outside repairs	627	661	(34)	(5)%
Depreciation and amortization	643	594	49	8%
Passenger commissions and other selling expenses	643	618	25	4%
Regional carrier expense	600	546	54	10%
Passenger service	463	449	14	3%
Profit sharing	320	417	(97)	(23)%
Aircraft rent	137	131	6	5%
Other	718	581	137	24%
Total operating expense	$14,280	$13,504	$776	6%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 5% effective June 1, 2024 and for Delta pilots on January 1, 2024. In June 2024 we also increased our minimum starting wage for domestic mainline employees to $19 per hour. Salaries and related costs also increased due to additional crew-related costs resulting from the CrowdStrike-caused outage.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $189 million compared to the September 2023 quarter primarily due to a 13% decrease in the market price of jet fuel offset by a 3% increase in consumption on a 4% increase in capacity. Fuel expense was also approximately $50 million lower than it would have been as a result of the 7,000 flight cancellations over the five-day period following the CrowdStrike-caused outage. We continue to expect that fuel consumption for the remainder of 2024 will increase compared to 2023 aligned with capacity, partially offset by increases in the fuel efficiency of our fleet. The refinery generated an operating loss resulting in incremental cost of three cents per gallon compared to a benefit of 11 cents per gallon in the September 2023 quarter. We expect jet fuel prices to remain volatile throughout the remainder of 2024 and into 2025.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Fuel purchase cost(1)	$2,738	$3,076	$(338)	$2.50	$2.89	$(0.39)
Fuel hedge impact	(24)	(21)	(3)	(0.02)	(0.02)	—
Refinery segment impact	33	(119)	152	0.03	(0.11)	0.14
Total fuel expense	$2,747	$2,936	$(189)	$2.51	$2.76	$(0.25)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation wholesale operations. Refinery sales to third parties increased $148 million compared to the September 2023 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Landing Fees and Other Rents. The increase in landing fees and other rents primarily resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the September 2023 quarter that contributed to our increased capacity.

Delta Air Lines, Inc. | September 2024 Form 10-Q	19

Item 2. MD&A - Results of Operations
Profit Sharing. Profit sharing decreased by $97 million compared to the September 2023 quarter due to lower projected profit for the year. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion.

Other. The increase in other is primarily due to the impact of service recovery costs including customer expense reimbursements from the CrowdStrike-caused outage and higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs.

Delta Air Lines, Inc. | September 2024 Form 10-Q	20

Item 2. MD&A - Results of Operations
Results of Operations - Nine Months Ended September 30, 2024 and 2023

Total Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2024		2023
Ticket - Main cabin	$18,450		$18,538		$(88)		—%
Ticket - Premium products	15,377		14,263		1,114		8%
Loyalty travel awards	2,798		2,547		251		10%
Travel-related services	1,454		1,387		67		5%
Passenger revenue	$38,079		$36,735		$1,344		4%
Cargo	574		535		39		7%
Other	7,431		6,555		876		13%
Total operating revenue	$46,084		$43,825		$2,259		5%

TRASM (cents)	21.30	¢	21.53	¢	(0.23)	¢	(1)%
Third-party refinery sales	(1.63)		(1.38)		(0.25)		18%
TRASM, adjusted(2)	19.67	¢	20.14	¢	(0.47)	¢	(2)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2023 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2024 and 2023.

Compared to the nine months ended September 30, 2023, total revenue increased $2.3 billion, or 5%, due primarily to a 6% increase in capacity resulting from strength in travel demand, particularly for our premium products and increased revenue related to refinery sales to third parties, partially offset by a decrease in main cabin ticket revenue.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2023
(in millions)	Nine Months Ended September 30, 2024	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$26,033	3%	5%	4%	(1)%	(1)%	—	pts
Atlantic	7,159	—%	1%	1%	(1)%	(1)%	—	pts
Latin America	3,008	6%	17%	18%	(10)%	(10)%	—	pts
Pacific	1,879	23%	32%	34%	(7)%	(9)%	(2)	pts
Total	$38,079	4%	6%	6%	(3)%	(2)%	—	pts

Domestic passenger revenue for the nine months ended September 30, 2024 increased on higher capacity compared to the nine months ended September 30, 2023. International passenger revenue for the nine months ended September 30, 2024 increased 4% on 10% higher capacity compared to the nine months ended September 30, 2023 due to strong demand for international travel, particularly to leisure destinations. The Pacific and Latin America regions accounted for the majority of international capacity growth on continued network restoration in the Pacific and the continued maturation of our joint venture with LATAM in South America.
Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Refinery	$3,520	$2,817	$703	25%
Loyalty program	2,451	2,291	160	7%
Ancillary businesses	554	657	(103)	(16)%
Miscellaneous	906	790	116	15%
Other revenue	$7,431	$6,555	$876	13%

Delta Air Lines, Inc. | September 2024 Form 10-Q	21

Item 2. MD&A - Results of Operations
Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2024	2023
Salaries and related costs	$12,035	$10,838	$1,197	11%
Aircraft fuel and related taxes	8,157	8,128	29	—%
Ancillary businesses and refinery	4,083	3,427	656	19%
Contracted services	3,134	3,009	125	4%
Landing fees and other rents	2,347	1,880	467	25%
Aircraft maintenance materials and outside repairs	1,990	1,860	130	7%
Depreciation and amortization	1,878	1,731	147	8%
Passenger commissions and other selling expenses	1,865	1,770	95	5%
Regional carrier expense	1,731	1,664	67	4%
Passenger service	1,339	1,307	32	2%
Profit sharing	964	1,084	(120)	(11)%
Aircraft rent	411	395	16	4%
Pilot agreement and related expenses	—	864	(864)	NM
Other	1,872	1,669	203	12%
Total operating expense	$41,806	$39,626	$2,180	6%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2023 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2024 and 2023.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $29 million compared to the nine months ended September 30, 2023 due to a 5% increase in consumption on a 6% increase in capacity partially offset by an 8% decrease in the market price per gallon of jet fuel. The refinery also provided a benefit of two cents per gallon compared to a benefit of 13 cents per gallon in the nine months ended September 30, 2023.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Fuel purchase cost(1)	$8,229	$8,572	$(343)	$2.66	$2.91	$(0.25)
Fuel hedge impact	4	(59)	63	—	(0.02)	0.02
Refinery segment impact	(76)	(385)	309	(0.02)	(0.13)	0.11
Total fuel expense	$8,157	$8,128	$29	$2.64	$2.76	$(0.12)
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

Delta Air Lines, Inc. | September 2024 Form 10-Q	22

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(in millions)	2024	2023		2024	2023
Interest expense, net	$(173)	$(196)	$23	$(567)	$(627)	$60
Gain/(loss) on investments, net	350	(206)	556	(73)	45	(118)
Loss on extinguishment of debt	—	(13)	13	(36)	(63)	27
Miscellaneous, net	(13)	(48)	35	(146)	(221)	75
Total non-operating expense, net	$164	$(463)	$627	$(822)	$(866)	$44

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2023, we made payments of approximately $4.1 billion related to our debt and finance lease obligations. We have continued to pay down our debt during the nine months ended September 30, 2024 with $2.4 billion of payments on debt and finance lease obligations, including approximately $900 million of early repayments. This included early extinguishment of $744 million in principal related to a portion of the SkyMiles Term Loan and various secured and unsecured notes, and approximately $150 million on finance leases that were scheduled to be paid later in 2024. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

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

Delta Air Lines, Inc. | September 2024 Form 10-Q	23

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery regularly optimizes its sales and exchange activities based on market conditions. The refinery generated lower operating income in the nine months ended September 30, 2024 compared to operating income in the nine months ended September 30, 2023, primarily as a result of lower pricing.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Exchanged products	$349	$519	$(170)	$1,147	$1,848	$(701)
Sales of refined products	111	47	64	197	263	(66)
Sales to airline segment	369	385	(16)	1,147	1,346	(199)
Third party refinery sales	1,083	935	148	3,520	2,817	703
Operating revenue	$1,912	$1,886	$26	$6,011	$6,274	$(263)

Operating (loss)/income	$(33)	$119	$(152)	$76	$385	$(309)
Refinery segment impact on airline average price per fuel gallon	$0.03	$(0.11)	$0.14	$(0.02)	$(0.13)	$0.11

Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)	Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2024		2023			2024		2023
Revenue passenger miles (in millions) ("RPM")	66,310		64,095		3%	185,757		174,586		6%
Available seat miles (in millions) ("ASM")	76,162		73,226		4%	216,360		203,571		6%
Passenger mile yield	19.77	¢	20.47	¢	(3)%	20.50	¢	21.04	¢	(3)%
Passenger revenue per available seat mile ("PRASM")	17.21	¢	17.92	¢	(4)%	17.60	¢	18.05	¢	(2)%
Total revenue per available seat mile ("TRASM")	20.58	¢	21.15	¢	(3)%	21.30	¢	21.53	¢	(1)%
TRASM, adjusted(2)	19.16	¢	19.87	¢	(3.6)%	19.67	¢	20.14	¢	(2)%
Cost per available seat mile ("CASM")	18.75	¢	18.44	¢	2%	19.32	¢	19.47	¢	(1)%
CASM-Ex(2)	13.30	¢	12.59	¢	5.7%	13.48	¢	13.13	¢	3%
Passenger load factor	87%		88%		(1) pt	86%		86%		—	pts
Fuel gallons consumed (in millions)	1,096		1,062		3%	3,093		2,947		5%
Average price per fuel gallon(3)	$2.51		$2.76		(9)%	$2.64		$2.76		(4)%
Average price per fuel gallon, adjusted(2)(3)	$2.53		$2.78		(9)%	$2.64		$2.78		(5)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | September 2024 Form 10-Q	24

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at September 30, 2024 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	4.8
A220-300	26	—	—	26	2.1	74
A319-100	57	—	—	57	22.6
A320-200	57	—	—	57	28.8
A321-200	70	15	42	127	5.8
A321-200neo	64	—	—	64	1.3	91	70
A330-200	11	—	—	11	19.5
A330-300	28	—	3	31	15.7
A330-900neo	23	2	5	30	2.5	9	10
A350-900	22	—	11	33	5.0	11	10
A350-1000	—	—	—	—	—	20
B-717-200	10	70	—	80	23.0
B-737-800	73	4	—	77	23.0
B-737-900ER	114	—	49	163	8.7
B-737-10	—	—	—	—	—	100	30
B-757-200	93	—	—	93	26.8
B-757-300	16	—	—	16	21.6
B-767-300ER	41	—	—	41	28.2
B-767-400ER	21	—	—	21	23.7
Total	771	91	110	972	14.9	305	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

In the September 2024 quarter we amended our purchase agreement with Boeing and received an updated delivery schedule for our Boeing 737-10 orders. We now expect to take delivery of our first 20 aircraft in 2026 and 80 aircraft thereafter.

The table below summarizes the aircraft operated by regional carriers on our behalf at September 30, 2024.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(3)	9	121	—	—	130
SkyWest Airlines, Inc.	8	36	—	86	130
Republic Airways, Inc.	—	—	11	46	57
Total	17	157	11	132	317
(1)We own 194 and have operating leases for two of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are nine CRJ-700 and two CRJ-900 aircraft which are owned and temporarily parked as of September 30, 2024.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | September 2024 Form 10-Q	25

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of September 30, 2024, we had $6.9 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of September 30, 2024, we had approximately $2.9 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $6.1 billion and $5.9 billion in the nine months ended September 30, 2024 and 2023, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2024.

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

Fuel. Fuel expense represented approximately 20% and 21% of our total operating expense for the nine months ended September 30, 2024 and 2023, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. For example, the market price for jet fuel was 13% lower in the September 2024 quarter compared to the September 2023 quarter after it was 5% higher in the June 2024 quarter compared to the June 2023 quarter. Fuel consumption was higher during the three and nine months ended September 30, 2024 compared to the prior year periods due to the increase in capacity. We continue to expect that fuel consumption for the remainder of 2024 will increase compared to 2023 aligned with capacity, partially offset by increases in the fuel efficiency of our fleet.

Profit Sharing. We paid $1.4 billion in profit sharing payments in February 2024 related to our 2023 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results. This is an increase compared to our profit sharing payment made in February 2023 of $563 million related to our 2022 pre-tax profit.

Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to eligible employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the nine months ended September 30, 2024, we accrued $964 million in profit sharing expense based on the year-to-date performance and current expectations for 2024 profit.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $5.4 billion in the nine months ended September 30, 2024, an increase of 6% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Delta Air Lines, Inc. | September 2024 Form 10-Q	26

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Short-Term Investments. During the nine months ended September 30, 2024, we redeemed a net of $1.1 billion in short-term investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures were $3.8 billion and $3.7 billion for the nine months ended September 30, 2024 and 2023, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2024 capital spend of approximately $5.0 billion, excluding the New York-LaGuardia airport project discussed below, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

New York-LaGuardia Redevelopment. As part of the terminal redevelopment project at LaGuardia Airport, we are partnering with the Port Authority of New York and New Jersey to replace Terminals C and D with a new state-of-the-art terminal facility. Construction is ongoing with completion expected by the end of 2024.

Using funding primarily provided by existing financing arrangements and other sources of funding, we expect to spend approximately $350 million on this project during 2024, of which $237 million was incurred in the nine months ended September 30, 2024.

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2024, we had cash outflows of $2.4 billion related to repayments of our debt and finance lease obligations, including approximately $900 million of early repayments. This included early extinguishment of $744 million in principal related to a portion of the SkyMiles Term Loan and various secured and unsecured notes, and approximately $150 million on finance leases that were scheduled to be paid later in 2024. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities.

In February 2024, Moody's credit rating agency affirmed our credit rating and upgraded its outlook for Delta to positive. In July 2024, Fitch upgraded Delta's credit rating to BBB-, an investment-grade metric. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on the effect of these ratings changes on our debt agreements.

Capital Return to Shareholders. On August 20, 2024, we paid the dividend previously declared in the June 2024 quarter for total cash dividends of $96 million. Total cash dividends for the nine months ended September 30, 2024 were $225 million.

On September 19, 2024, the Board of Directors approved and we will pay a quarterly dividend of $0.15 per share on October 31, 2024 to shareholders of record as of October 10, 2024.

Covenants. We were in compliance with the covenants in our debt agreements at September 30, 2024.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | September 2024 Form 10-Q	27

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

Total revenue, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2024	2023
Total revenue	$15,677	$15,488
Adjusted for:
Third-party refinery sales	(1,083)	(935)
Total revenue, adjusted	$14,594	$14,553

Operating expense, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2024	2023
Operating expense	$14,280	$13,504
Adjusted for:
Third-party refinery sales	(1,083)	(935)
MTM adjustments and settlements on hedges	24	21
Operating expense, adjusted	$13,221	$12,590

Delta Air Lines, Inc. | September 2024 Form 10-Q	28

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions, except per gallon data)	2024	2023	2024	2023
Total fuel expense	$2,747	$2,936	$2.51	$2.76
Adjusted for:
MTM adjustments and settlements on hedges	24	21	0.02	0.02
Total fuel expense, adjusted	$2,771	$2,957	$2.53	$2.78

			Average Price Per Gallon
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per gallon data)	2024	2023	2024	2023
Total fuel expense	$8,157	$8,128	$2.64	$2.76
Adjusted for:
MTM adjustments and settlements on hedges	(4)	59	—	0.02
Total fuel expense, adjusted	$8,153	$8,188	$2.64	$2.78

TRASM, adjusted reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
TRASM (cents)	20.58	¢	21.15	¢	21.30	¢	21.53	¢
Adjusted for:
Third-party refinery sales	(1.42)		(1.28)		(1.63)		(1.38)
TRASM, adjusted	19.16	¢	19.87	¢	19.67	¢	20.14	¢

CASM-Ex reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
CASM (cents)	18.75	¢	18.44	¢	19.32	¢	19.47	¢
Adjusted for:
Aircraft fuel and related taxes	(3.61)		(4.01)		(3.77)		(4.00)
Third-party refinery sales	(1.42)		(1.28)		(1.63)		(1.38)
Profit sharing	(0.42)		(0.57)		(0.45)		(0.53)
One-time pilot agreement expenses	—		—		—		(0.42)
CASM-Ex	13.30	¢	12.59	¢	13.48	¢	13.13	¢

Delta Air Lines, Inc. | September 2024 Form 10-Q	29

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

Free cash flow reconciliation
(in millions)	Three Months Ended September 30, 2024
Net cash provided by operating activities	$1,274
Net cash used in investing activities	(1,123)
Adjusted for:
Net redemptions of short-term investments	(117)
Net cash flows related to certain airport construction projects and other	61
Free cash flow	$95

Delta Air Lines, Inc. | September 2024 Form 10-Q	30

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2024 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disruptions in our information technology capability could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large-scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our information technology infrastructure, including third-party networks, software-as-a-service applications, cloud services, or technology that we utilize and on which we depend, could impact our operations and our customer service, result in loss of revenue, increased costs and damage our reputation. While we have initiatives and disaster recovery plans in place to prevent or mitigate disruptions, we recently experienced a global outage caused by a faulty update by cybersecurity vendor CrowdStrike in July 2024 that resulted in global information technology outages of Windows-based systems. The faulty software update significantly affected our information technology systems, disrupting our operations. The operational disruption resulted in flight delays and approximately 7,000 cancellations of Delta flights over five days, impacting 1.4 million customers. The CrowdStrike-caused outage and resulting operational disruption adversely impacted our results of operations as discussed in more detail in “Item 7. Management's Discussion and Analysis.” While we continue to invest in improvements to our preventative initiatives and disaster recovery plans, the measures we have in place may not be adequate to prevent future business disruptions and any material adverse financial and reputational consequences to our business.

Delta Air Lines, Inc. | September 2024 Form 10-Q	31

Item 1A. Risk Factors
Failure of the technology we use to perform effectively could have a material adverse effect on our business.

We are dependent on technology initiatives and capabilities to provide customer service and operational effectiveness in order to compete in the current business environment. For example, substantially all of our tickets are issued to our customers as electronic tickets, and a growing number of our customers check in using our website, airport kiosks and our FlyDelta mobile application. We have made and continue to make significant investments in customer facing technology such as delta.com, the FlyDelta mobile application, in-flight wireless internet, check-in kiosks, customer service applications, application of biometric technology, airport information displays and related initiatives, including security for these initiatives. We are also investing in significant upgrades to technology infrastructure and other supporting systems and transitioning to cloud-based technologies. The performance, reliability and security of the technology we use are critical to our ability to serve customers. If this technology does not perform effectively, including as a result of the implementation or integration of new or upgraded technologies or systems, our business and operations can be negatively affected, which could be material. As discussed above, the faulty CrowdStrike software update that resulted in global information technology outages of Windows-based systems in July 2024 significantly affected our information technology systems, disrupting our operations. The operational disruption resulted in flight delays and approximately 7,000 cancellations of Delta flights over five days, impacting 1.4 million customers. Additional failures of the technology we use or depend on could expose us to liability, disrupt our business and damage our reputation in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2024 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the September 2024 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 2024	24,135	$44.52	24,135	$—
August 2024	3,748	$40.74	3,748	$—
September 2024	43,050	$42.79	43,050	$—
Total	70,933		70,933

Delta Air Lines, Inc. | September 2024 Form 10-Q	32

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)	Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)	Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2	Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1	Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1	Separation Agreement and General Release, dated August 22, 2024, by and between Delta Air Lines, Inc. and Michael Spanos

10.2(a)
Supplemental Agreement No. 3, dated September 18, 2024, to Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft.**

10.2(b)	Letter Agreements, dated September 18, 2024, relating to Supplemental Agreement No. 3.**

15	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

31.2	Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*	Incorporated by reference.
**	Portions of this exhibit have been omitted as confidential information.

Delta Air Lines, Inc. | September 2024 Form 10-Q	33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
October 10, 2024

Delta Air Lines, Inc. | September 2024 Form 10-Q	34