Form 10-K
period 2024-12-31
DELTA AIR LINES, INC.
filed 2025-02-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $30.6 billion.
On January 31, 2025, there were outstanding 645,962,006 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Delta Air Lines, Inc. | 2024 Form 10-K	1

Item 1. Business
Part I

ITEM 1. BUSINESS

General

As a global airline based in the United States, we connect customers across our expansive global network with a commitment to ensuring that the future of travel is connected, personalized and enjoyable. In 2024, we served over 200 million customers safely, reliably and with industry-leading customer service innovation.

Competitive Advantages and Brand Strength

In 2024, we continued to differentiate Delta from the industry and to invest in the durability of our competitive advantages. These enduring competitive advantages that support our trusted consumer brand include our people and culture, operational reliability, global network, customer loyalty and financial foundation.

People and Culture

The Delta people and culture are our strongest competitive advantage. Our more than 100,000 employees provide world-class travel experiences for our customers and best-in-class service. We believe that Delta's brand transcends the industry, powered by our people's outstanding work and passion for serving our customers. In 2024, Delta was recognized as the world's No. 11 Most Admired Company as ranked by FORTUNE, and was ranked No. 13 in the U.S. on Glassdoor's Best Places to Work list.

Our industry-leading profit sharing program directly aligns our employees' interests with the company's long-term success and for 2024, we are rewarding them with $1.4 billion in profit sharing payments. The company also maintains a Shared Rewards program to incentivize operational performance, and our employees earned $86 million under this program in 2024.

Operational Reliability

We remain committed to industry-leading reliability as the foundation for our brand promise and efficiency. We are consistently among the industry's best performers, delivering the best on-time arrival and completion factor among our network carrier peers in 2024. In recognition of our unwavering commitment to operational performance, we were honored for the fourth consecutive year with the Cirium Platinum Award for global operational excellence in January 2025 and named the most on-time airline in North America. The Wall Street Journal named us the top airline of 2024 among the nine major U.S. airlines in its annual airline scorecard for the fourth consecutive year, leading the industry in on-time arrivals and fewest involuntary denied boardings.

Global Network

We and our alliance partners collectively serve over 120 countries and territories and over 800 destinations around the world. At the end of 2024, we offered up to 5,000 peak-day flights to more than 290 destinations on six continents.

Our domestic network is centered around core hubs in Atlanta, Detroit, Minneapolis-St. Paul and Salt Lake City. Core hubs have strong local passenger share, a high penetration of customers loyal to Delta, a competitive cost position and strong margins. Core hub positions complement coastal hub positions in Boston, Los Angeles, New York-LaGuardia, New York-JFK and Seattle. Coastal hubs provide a strong presence in large revenue markets and enable growth in premium products and international service.

In 2024, we focused on increasing flights at our core hubs while improving the efficiency of our operations in our coastal hubs. We continue to leverage our coastal gateways and strategic relationships with international airline partners to further expand our international service.

Delta Air Lines, Inc. | 2024 Form 10-K	2

Item 1. Business
Internationally, we seek to bring more choice to customers through innovative alliances with Aeroméxico, Air France-KLM, China Eastern, LATAM Airlines Group S.A. ("LATAM"), Korean Air and Virgin Atlantic. We operate significant hubs in, or have market presence in the key cities of, Amsterdam, Bogota, Lima, London-Heathrow, Mexico City, Paris-Charles de Gaulle, Santiago (Chile), Sao Paulo, Seoul-Incheon and Tokyo. Our strategic relationships with international airlines are an important part of our business as they improve our access to markets around the world and enable us to provide customers a more seamless global travel experience across our alliance network. The most significant of these arrangements are commercial joint ventures or cooperation agreements that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. In some cases, we have reinforced strategic alliances through equity investments where we have the opportunity to create deep relationships and maximize commercial cooperation.

Our global network is supported by a fleet of 1,292 aircraft as of December 31, 2024 that are varied in size and capabilities, giving us flexibility to adjust aircraft to the network. We are continuing to refresh our fleet by acquiring new and more fuel-efficient aircraft with increased premium seating and cargo capacity to replace retiring aircraft, while modifying our existing aircraft cabins to increase premium offerings and harmonize interiors. Simultaneously, we continue on our multi-year journey of fleet simplification by replacing retiring aircraft with deliveries of next-generation aircraft. In 2024, we took delivery of 38 aircraft, including A321neos, A220-300s, A330-900s and A350-900 aircraft.

Customer Loyalty

With operational excellence, best-in-class service and commitment to our customers, we have continued to earn our customers' trust and preference by delivering the "Delta Difference." We continue to invest in elevated customer experiences through generational airport investments, including new Delta One Lounges and Delta Sky Clubs in key markets, and innovative technology initiatives such as Delta Sync to deliver seamless, personalized experiences at scale. We believe our continued investment in customer service and experience, operations, product, airports and technology has shaped customer perception of our brand leading to improvements in our domestic net promoter scores and increased customer loyalty. In 2024, various outlets recognized Delta as a trusted consumer brand, including:

•Recognized as the 2024 Airline of the Year by aviation publication Air Transport World.

•Named Best U.S. Airline and topped five categories in the Forbes Travel Guide’s Luxury Air Travel Awards.

•Named the number one airline by corporate travel customers in the annual Business Travel News Airline Survey for the 14th year in a row and the number one U.S. airline by Condé Nast Traveler readers.

•Earned the number one spot on The Points Guy's list of best U.S. Airlines for the sixth year in a row.

Our award-winning SkyMiles program, discussed in further detail below, is designed to attract lifetime members and to grow customer loyalty by offering our customers a wide variety of benefits when traveling with us and our partners, and personalizing our engagement with them. We aim to increase the value of our program and to deepen customer engagement with Delta through a growing ecosystem of partnerships with premier brands and travel-adjacent experiences, extending the value of our SkyMiles currency beyond flight. We expect the increased value we provide customers to deliver high-margin revenue and resilient cash flows.

Financial Foundation

Over the past 15 years of consistent strategy, investment and execution, we have fundamentally transformed our business by investing in our people, our product and our reliability to alter the commodity-like nature of air travel and improve our financial foundation. We strive to continue achieving differentiated performance by delivering sustained value creation through margin expansion, durable earnings and free cash flow, and balance sheet strength.

Restoring the strength of our balance sheet and reducing debt remains a key financial priority. During 2024, we made approximately $4.0 billion in payments on debt and finance lease obligations. Recognizing our continued progression on debt reduction and improving financial results, we regained our investment grade rating from all three major rating agencies, marking a key financial milestone for Delta.

Delta Air Lines, Inc. | 2024 Form 10-K	3

Item 1. Business

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

•Our Maintenance, Repair and Overhaul ("MRO") operation, where we are well-positioned for growth through contractual agreements with jet engine manufacturers, including three next-generation engine platforms.

•Our other complementary portfolio businesses, such as our cargo operations and Delta Vacations.

Our premium yield growth has significantly outpaced main cabin, with record paid load factors in premium cabin in 2024, as demand for premium products continues to grow. In 2024, we introduced aircraft with more premium seating and completed cabin modification programs to increase premium offerings.

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

Miles may be used toward award redemptions such as flights and upgrades on Delta, our regional carriers and other participating airlines as well as donations to specific charities and more. In 2024, 10% of revenue miles flown on Delta were from award travel, as program members redeemed miles in the loyalty program for approximately 30 million award tickets. Our most significant and valuable contract to sell miles relates to our co-brand credit card relationship with American Express. In 2024, remuneration from American Express totaled $7.4 billion, which we expect to grow to $10 billion over the long-term.

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

Through the development of innovative new technologies, we provide our employees with greater tools to allow them to have more meaningful interactions with our customers and to serve them better. For our customers, we are making investments in the digital platforms on the ground and in the air. We continue to evolve the Fly Delta app into a digital travel concierge for our customers to offer convenient services on the day of travel and deliver thoughtful notifications to make their travel journeys more seamless. On the ground, we are investing to create a smoother and less stressful travel experience. Onboard the aircraft, we continue to invest in our in-flight entertainment and are expanding fast and free Wi-Fi for all customers through a free SkyMiles account, which is now on most domestic mainline flights with plans for full availability on international and regional aircraft. We also continue to innovate and enhance Delta Sync, which will enable the creation of more personalized experiences over the next several years. We continue to elevate the consumer experience across the travel journey and beyond, including through partnerships with leading brands, to broaden the Delta SkyMiles ecosystem and the range of benefits we provide to our members.

Delta Air Lines, Inc. | 2024 Form 10-K	4

Item 1. Business
Commercial Arrangements with Other Airlines

Joint Venture/Cooperation Agreements. We have implemented four separate joint venture or joint cooperation agreements with foreign carriers as described below. We have sought to reinforce these agreements through equity investments in those carriers. See Note 4 of the Notes to the Consolidated Financial Statements for additional information about our equity investments.

Each of our joint venture or cooperation arrangements provides for joint commercial cooperation with the relevant partner within the geographic scope of the arrangement, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network and schedule planning and other coordinated activities with respect to the parties' operations on joint venture routes. Our implemented commercial joint ventures/cooperation agreements consist of the following:

•A combined joint venture with Air France, KLM and Virgin Atlantic with respect to transatlantic traffic flows. In addition to the joint venture, we own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and a 3% ownership stake in the parent company of Air France and KLM.

•A joint cooperation agreement with Aeroméxico with respect to trans-border traffic flows between the U.S. and Mexico. In addition to the joint cooperation agreement, we currently own an approximately 20% equity stake in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico.

•A joint venture agreement with LATAM with respect to traffic flows between North and South America, allowing our passengers to access more than 300 destinations between the United States/Canada and Brazil, Chile, Colombia, Ecuador, Paraguay, Peru and Uruguay. We currently own an approximately 10% equity stake in LATAM.

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

SkyTeam. We are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aerolíneas Argentinas, Aeroméxico, Air Europa (Spain), Air France, China Airlines, China Eastern, Garuda Indonesia, ITA Airways (formerly Alitalia), Kenya Airways, KLM, Korean Air, Middle East Airlines, SAS Scandinavian Airlines, Saudia, TAROM (Romania), Vietnam Airlines, Virgin Atlantic and Xiamen Airlines (China). Through alliance arrangements with other SkyTeam carriers, we are able to link our route network with those of the other member airlines, providing opportunities to increase connecting traffic while offering enhanced customer service through reciprocal codesharing and loyalty program participation, airport lounge access and cargo operations.

Other International Carriers. We also have marketing arrangements with other airlines to enhance our global network. These arrangements may include codesharing, reciprocal loyalty program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, office co-location and other activities.

Delta Air Lines, Inc. | 2024 Form 10-K	5

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

Cargo

Through our global network, our cargo operations are able to connect the world’s major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, an international airline cargo alliance with eight other airlines that offer a network spanning six continents, through which we provide global solutions to our customers by connecting our network with those partners. In 2024, cargo revenues were approximately $822 million.

Other Complementary Businesses

We have various other businesses arising from our airline operations, including the following:

•In addition to providing maintenance and engineering support for our fleet of 1,292 mainline and regional aircraft, our MRO operation, known as Delta TechOps, serves aviation and airline customers from around the world. With agreements to service multiple next-generation aircraft engines, Delta TechOps is positioned as a leading global service provider for state-of-the-art, more sustainable engines.

•Our vacation package subsidiary, Delta Vacations, provides elevated, all-in-one, customized and flexible vacation experiences designed for members of our SkyMiles program. Revenue allocated to Delta Vacations excludes flight revenue associated with vacation packages.

In 2024, the aggregate revenue from our MRO operation and Delta Vacations was approximately $770 million.

Delta Air Lines, Inc. | 2024 Form 10-K	6

Item 1. Business
Environmental Sustainability

We are pursuing a long-term strategy to achieve net-zero greenhouse gas emissions from our airline operations by 2050, with initiatives focused around three key themes: What We Fly, How We Fly, and the Fuel We Use. Throughout 2024, we continued to prioritize innovative measures to reduce emissions and other environmental impacts across our business.

What We Fly

•Fleet renewal and optimization: We continue to make our existing fleet more efficient as older aircraft are retired. Additions to our fleet since 2019, including 38 aircraft delivered in 2024, are on average 28% more fuel efficient per seat mile than aircraft retired since 2019. In addition to accepting deliveries of next-generation fleet types, we have also invested in retrofitting our existing fleet with updated technologies that optimize and reduce fuel consumption. Following the installation of split-scimitar winglets on our Boeing 737-900ER fleet in 2021, we expect to complete similar modifications on the Boeing 737-800 fleet by the end of 2025, an enhancement expected to drive over three million gallons of fuel savings annually. Cumulatively, fleet renewal and optimization efforts have led to a 6.6% improvement in fleet-wide fuel efficiency since 2019.

•Pursuing future aviation technologies: Our sustainability strategy aims to introduce revolutionary aircraft into our fleet. In 2024, we joined a collaborative project between Hartsfield-Jackson Atlanta International Airport, Airbus and Plug Power to assess the feasibility of hydrogen fueling at the world's busiest airport. This innovative project supplements previously announced partnerships with Boeing and NASA on their Sustainable Flight Demonstrator program, also known as the X-66, as well as our investment in Joby Aviation, which aims to pioneer home-to-airport transportation through electric, vertical takeoff and landing (eVTOL) technology.

How We Fly

•Aircraft operations: We achieved fuel savings through initiatives like enhanced routing and landing procedures, reductions to catering service weight and use of new engine cleaning technologies. In 2024, these fuel efficiency efforts allowed us to save approximately 44 million gallons of jet fuel in comparison to fuel consumption in 2019, based on our projected fuel usage had we not undertaken these initiatives.

•Plastic waste reduction: In late 2024, we began using a new paper cup on board international flights with plans to expand use across all domestic flights in the first half of 2025. Once fully implemented, the new paper cup will help eliminate nearly seven million pounds of single-use plastic on board annually.

•Ground operations: We continue to work with airport partners to drive fuel savings by limiting the use of aircraft Auxiliary Power Units (“APUs”) during ground operations. In 2024, we installed 30 new preconditioned air units at our Detroit and Minneapolis hubs, which serve as electric alternatives to APUs and do not require jet fuel.

The Fuel We Use

•Continued investment in sustainable aviation fuel ("SAF"): With approximately 90% of our carbon emissions coming from jet fuel, finding lower emissions fuel alternatives is critical to making progress toward net zero. SAF, which can be channeled to airports through existing fuel infrastructure, is central to reducing the lifecycle emissions from aviation fuel and is safe to use in current aircraft engines. However, SAF is currently produced in small quantities that do not meet the industry's growing demand and remains significantly more expensive than conventional jet fuel. Because SAF is not being produced at the scale needed, we continue to catalyze investment and stimulate SAF production by signing offtake agreements with various SAF producers. Under these agreements, we have contracted to purchase SAF when it is available, subject to certain conditions. In 2024, we used over 14 million gallons of SAF onboard our aircraft, a small fraction of our overall fuel consumption but more than four times our 2023 SAF utilization.

•Building coalitions for the future: We are a founding member of the Minnesota SAF Hub, a first-of-its-kind partnership among corporations seeking to collaborate on scaling SAF production. Our work with the Minnesota SAF Hub reached a key milestone in 2024, announcing the development of the first SAF blending facility in Minnesota, a collaboration between Delta and Flint Hills Resources, which is expected to blend up to 30 million gallons of SAF annually once fully operational. We continue to advocate for policy incentives to scale the SAF market, including as a founding member of Americans for Clean Aviation Fuels, a diverse coalition of the largest industrial sectors in America from farmers to fuel producers and aviation to agribusiness.

Delta Air Lines, Inc. | 2024 Form 10-K	7

Item 1. Business
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

The following table shows our aircraft fuel consumption and costs:

Fuel consumption and expense by year
Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2024	4,114	$10,566	$2.57	19%
2023	3,926	$11,069	$2.82	21%
2022	3,412	$11,482	$3.36	24%
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

Environmental Sustainability. We are evaluating operational pathways for integrating Monroe into Delta's net zero future. Monroe’s sustainability ambitions include being one of the most energy efficient refineries in the country with the lowest energy intensity and greenhouse gas ("GHG") emissions on an absolute and per barrel basis. For example, Monroe continues the execution of its plan to replace steam-driven turbines that currently power pumps at the facility with more efficient and reliable electric motors, which will reduce the amount of steam required from the facility’s natural gas-fired boilers. The Monroe team also provides their expertise on refining, biofuels, and the challenges of scaling SAF regularly to the Delta team.

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

Delta Air Lines, Inc. | 2024 Form 10-K	8

Item 1. Business
Employee Matters

Human Capital and Commitment to Diversity, Equity and Inclusion

We believe that the Delta people and culture are our strongest competitive advantage, and the high-quality service that our employees provide sets us apart from other airlines. As of December 31, 2024, we had approximately 103,000 full-time employee equivalents, of which approximately 100,000 were based in the U.S.

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

•Invest in employees’ professional development and support their community engagement efforts.

•Prepare our employees for key roles and future leadership positions through a variety of training and development programs.

•Enhance our culture through efforts aimed at making our workplace more engaging, equitable and inclusive for all employees.

The health and safety of our employees is foundational to achieving these objectives. Delta's Safety Management System is central to promoting a positive safety culture, proactively managing safety risk, and making investments to ensure a safe experience for our employees and customers.

Our commitment to diversity, equity and inclusion is critical to effective human capital management at Delta. Embedded in our business as a global airline is the belief that hiring the most qualified talent with diverse backgrounds and perspectives enables us to best serve our global customers, communities and each other. Our commitment to delivering experiences where all people feel seen, heard and valued continues – taking care of people in this way fosters innovation, talent retention, customer engagement and business growth. In our merit-based hiring and promotions, we seek highly qualified diverse talent internally and externally in an effort to achieve broader representation throughout our organization.

In addition, we are reviewing and revising systems, practices and policies in support of our commitment to diversity, equity and inclusion, with a focus on achieving equitable outcomes for all employees in our merit-based human capital management. Three key areas on which we are focused are (1) reinforcing our diverse talent pipeline by, among other things, seeking expanded hiring candidate slates and interview panels to reflect diverse backgrounds and experiences, (2) expanding our internal and external career pathways and leadership development opportunities, in part, by introducing a skills-first talent approach, which creates merit-based access to career opportunities by considering skills as equivalencies to education, and (3) working to ensure our senior leadership team reflects the diversity of backgrounds and experiences of our 100,000 employees by adopting recruitment strategies that seek qualified leadership candidates with diverse experiences, skills and perspectives and expanding leadership development programs to continue promoting from within.

We also believe that listening, engaging and connecting with employees furthers our human capital management objectives. We have historically done so primarily through our open-door policy, employee engagement groups and business resource groups, digital communication across all levels of the company, in-person events with senior management and company-wide and division-specific surveys to evaluate employee satisfaction.

We leverage business insights, strengthen employee satisfaction and offer educational and development opportunities to employees through our four employee engagement groups and our twelve employee resource groups, which we refer to as business resource groups, totaling membership of more than 40,000 as of December 31, 2024.

Members of senior management participate in regular company-wide town hall discussions with our employees and our senior executive leadership team regularly shares memos with all employees regarding our ongoing commitment to our people and our culture.

Delta Air Lines, Inc. | 2024 Form 10-K	9

Item 1. Business
We have also continued to conduct annual employee surveys to seek feedback on employee satisfaction, leadership effectiveness, our culture of safety, our wellbeing programs and our efforts to promote a diverse and inclusive workplace for all employees.

Collective Bargaining

As of December 31, 2024, approximately 20% of our full-time equivalent employees were represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	17,380	ALPA	December 31, 2026
Delta Flight Superintendents (Dispatchers)(1)	500	PAFCA	November 1, 2024
Endeavor Pilots	1,540	ALPA	January 1, 2029
Endeavor Flight Attendants	1,700	AFA	March 31, 2027
(1)We are in discussions with representatives of PAFCA regarding terms of the collective bargaining agreement that became amendable on November 1, 2024.

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

Delta Air Lines, Inc. | 2024 Form 10-K	10

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

Authority to operate international routes and international codesharing arrangements is regulated by the DOT and by the governments of the foreign countries involved. International certificate authorities are also subject to the approval of the U.S. President for conformity with national defense and foreign policy objectives.

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

Delta Air Lines, Inc. | 2024 Form 10-K	11

Item 1. Business
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

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia and JFK in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. Similarly, our operations at London's Heathrow airport and other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

Delta Air Lines, Inc. | 2024 Form 10-K	12

Item 1. Business
In 2024, the U.S. Environmental Protection Agency (the "EPA") finalized regulations defining certain per- and polyfluoroalkyl substances ("PFAS") as "hazardous substances" under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and the EPA also finalized standards regulating PFAS under the Safe Drinking Water Act. PFAS are man-made chemicals that have been used in a wide variety of consumer and industrial products, including the firefighting foams used to extinguish fuel-based fires at airports and refineries. Numerous states have adopted regulations governing PFAS as well. The EPA’s final rule under CERCLA, and analogous state laws could subject airports, airlines, and refineries, among others, to potential liability for cleanup of historical PFAS contamination associated with use of PFAS-containing firefighting foam. In addition, some states have adopted legislation prohibiting the manufacture, sale, distribution and/or use of firefighting foam containing intentionally added PFAS, which may require transition to alternative fire suppression systems. Delta has been developing plans to transition its aircraft maintenance hangars to systems that do not contain intentionally added PFAS. The ultimate impact and associated cost to Delta of these legislative and regulatory developments cannot be predicted at this time.

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

Additionally, the EU requires its member states to implement regulations to include aviation in its Emissions Trading Scheme ("ETS"). Under these regulations, any airline with flights originating or landing in the European Economic Area ("EEA") is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The initial scope of the ETS, however, was narrowed so that it would apply only to flights within the EEA through 2023 to align with the pilot phase of CORSIA. In 2023, the EU adopted new legislation extending this narrow scope of the EU ETS until 2027. It also requires a review of CORSIA’s effectiveness in 2026, which could potentially lead to expansion of the EU ETS to include all flights departing the EU and EEA. As a result of the United Kingdom’s ("UK") withdrawal from the EU, UK flights are no longer part of the EU ETS and are instead regulated under a separate UK ETS scheme. UK ETS is applicable to UK domestic flights and flights from the UK to EEA countries.

In 2017, ICAO also adopted aircraft certification standards to reduce carbon dioxide ("CO2") emissions from new aircraft. The new aircraft certification standards applied to new fleet types in 2020 and will apply to in-production aircraft no later than 2028. These standards will not apply to existing in-service aircraft. In 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO, and these standards have been upheld in response to legal challenges. Like the ICAO standards, the final EPA standards do not apply to engines on in-service aircraft.

The airline industry may face additional regulation of aircraft emissions in the U.S. and abroad and become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for GHG emissions in various jurisdictions. For example, in 2023, the EU adopted legislation that imposes a SAF mandate on fuel supplied at EU airports. The mandate requires that, of the jet fuel supplied in the EU, 2% must be SAF beginning in 2025, and the percentage increases incrementally over time to 70% in 2050. This mandate is expected to increase the cost of SAF in the EU. In 2024, the UK also adopted legislation that imposes a SAF mandate on producers that supply fuel to UK airports, and other countries are also considering similar mandates.

Delta Air Lines, Inc. | 2024 Form 10-K	13

Item 1. Business
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

Noise. The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of U.S. airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990 require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally imposed regulations become more restrictive or widespread. In addition, foreign governments may enact or allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditures in order for our aircraft to comply with the restrictions. For example, in 2022, to reduce noise, the Netherlands announced a multi-phase plan to reduce the maximum number of flights authorized annually at Amsterdam’s Schiphol Airport. In 2023, airlines and airline associations, including Delta and KLM, challenged the initial phase of the plan. The U.S., the European Commission and other governments also raised legal concerns about the plan with the Dutch government. In November 2023, the Netherlands suspended the initial phase of the plan, and in 2024, the Netherlands Supreme Court found that the Dutch government’s flight reduction plan was unlawful. The Dutch government has issued a revised plan, which is under review with the European Commission. Neither the outcome of the review of the plan, nor the impact of its implementation, can be determined at this time.

Refinery Matters. Monroe's operation of the Trainer refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas and other air emissions.

Under the Energy Policy Act of 2005, as expanded by the Energy Independence and Security Act of 2007, the Renewable Fuel Standard ("RFS") was created, setting up specific targets of renewable fuel to be used in the U.S. economy by mandating the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced by or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels, by purchasing RINs in the open market or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Market prices for RINs have been volatile and marked by periods of sharp increases and decreases. However, in June 2023, the EPA finalized RFS volume requirements for 2023, 2024 and 2025, which has ameliorated the historical volatility in market prices for RINs.

Civil Reserve Air Fleet Program

We participate in the Civil Reserve Air Fleet program (the "CRAF Program"), which permits the U.S. military to use the aircraft and crew resources of participating U.S. airlines during airlift emergencies, national emergencies or times of war. We have agreed to make available under the CRAF Program a portion of our international aircraft during the contract period that ends on October 31, 2030, with the opportunity to opt in or out of the program every two years. The CRAF Program has only been activated three times since it was created in 1951, most recently in 2021 to support the military’s effort to evacuate people from Afghanistan following the withdrawal of U.S. troops from the country.

Delta Air Lines, Inc. | 2024 Form 10-K	14

Item 1. Business
Information About Our Executive Officers

Edward H. Bastian, Age 67: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer of Acuity Brands (June 2005 - July 2005); Senior Vice President - Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Glen W. Hauenstein, Age 64: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President - Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director - Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President- Network of Continental Airlines (2003); Senior Vice President - Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001).

Allison C. Ausband, Age 62: Executive Vice President - Chief People Officer of Delta since January 2025; Executive Vice President - Chief Customer Experience Officer of Delta (June 2021 - December 2024); Senior Vice President - In-Flight Service of Delta (September 2014 - May 2021); Vice President - Reservation Sales and Customer Care of Delta (January 2010 - September 2014).

Alain Bellemare, Age 63: President - International of Delta since January 2021; Chief Executive Officer of Bombardier (February 2015 - March 2020); President and Chief Executive Officer of United Technologies Corporation Propulsion & Aerospace Systems (June 2011 - February 2015).

Peter W. Carter, Age 61: Executive Vice President - Chief External Affairs Officer of Delta since October 2022; Executive Vice President - Chief Legal Officer of Delta (July 2015 - October 2022); Partner of Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Daniel C. Janki, Age 56: Executive Vice President - Chief Financial Officer of Delta since July 2021; Senior Vice President of General Electric Company (GE) and Chief Executive Officer of GE Power Portfolio (October 2020 - June 2021); Senior Vice President, Business and Portfolio Transformation of GE (2018 - 2020); Senior Vice President, Treasurer and Global Business Operations of GE (2014 - 2017); Senior Vice President, CEO of GE Energy Management (2012 - 2013).

John E. Laughter, Age 54: President - Delta TechOps and Chief of Operations since October 2023; Executive Vice President - Chief of Operations of Delta (June 2021 - October 2023); Senior Vice President and Chief of Operations of Delta (October 2020 - June 2021); Senior Vice President - Flight Operations of Delta (March 2020 - October 2020); Senior Vice President - Corporate Safety, Security and Compliance of Delta (August 2013 - March 2020); Senior Vice President - Maintenance Operations of Delta (March 2008 - July 2013); Vice President - Maintenance of Delta (December 2005 - March 2008).

Rahul Samant, Age 58: Executive Vice President - Chief Information Officer of Delta since January 2018; Senior Vice President and Chief Information Officer of Delta (February 2016 - December 2017); Senior Vice President and Chief Digital Officer of American International Group, Inc. (January 2015 - February 2016); Senior Vice President and Global Head, Application Development and Management of American International Group, Inc. (September 2012 - December 2014); Managing Director of Bank of America (1999 - September 2012).

Steven M. Sear, Age 59: Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines, Inc. (June 2005 - October 2008).

Erik S. Snell, Age 48: Executive Vice President - Chief Customer Experience Officer of Delta since January 2025; Senior Vice President - Airport Customer Service, Cargo Operations, Ground Support Equipment and Global Clean (June 2022 - December 2024); Senior Vice President - Operations & Customer Center, Operations Analytics, and Delta Connection (October 2020 - June 2022); Senior Vice President - Corporate Planning (March 2020 - October 2020); Senior Vice President - Operations & Customer Center (September 2018 - March 2020); Vice President - Operations & Customer Center (March 2017 - August 2018); Vice President - Delta Connection (November 2015 - March 2017); Chief Executive Officer of Delta Global Services and Delta Private Jets (March 2015 - November 2015).

Delta Air Lines, Inc. | 2024 Form 10-K	15

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

Delta Air Lines, Inc. | 2024 Form 10-K	16

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

As a regular part of our ordinary business operations, we process a high volume of information, including personal information about individuals we have a relationship with and other sensitive business information. The secure operation of our networks and systems, and those of our business partners and third-party service providers, on which this type of information is processed is critical to our business operations and strategy. These networks and systems are subject to an increasing threat of continually evolving cybersecurity risks, which we must manage.

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

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. As a result of these types of risks and regular attacks on our systems, we review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. In addition to assessing risk and reviewing our procedures, processes and technologies, we continue to educate our employees and contractors about these risks and to monitor, review and update the process and control requirements we expect third parties and vendors to leverage and implement for the protection of Delta information in their care. However, the constantly changing nature of the threats means that we may not be able to prevent all information security breaches or misuse of data. In addition, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase.

We are also subject to evolving global privacy and security regulatory obligations and an increasing customer focus on privacy issues and data security in the United States and abroad, as well as to geopolitical risks associated with international data transfer. The compromise of our or our business partners’ or third-party service providers’ technology systems could result in legal claims or proceedings, liability, fines or other regulatory enforcement actions, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business. The costs to remediate these incidents could be material.

Delta Air Lines, Inc. | 2024 Form 10-K	17

Item 1A. Risk Factors
Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.

Disruptions in our information technology capability could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large-scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our information technology infrastructure, including third-party networks, software-as-a-service applications, cloud services, or technology that we utilize and on which we depend, could impact our operations and our customer service, result in loss of revenue, increased costs and damage our reputation. While we have initiatives and disaster recovery plans in place to prevent or mitigate disruptions, we experienced a global outage caused by a faulty update by cybersecurity vendor CrowdStrike in July 2024 that resulted in global information technology outages of Windows-based systems. The faulty software update significantly affected our information technology systems, disrupting our operations. The operational disruption resulted in flight delays and approximately 7,000 cancellations of Delta flights over five days, impacting 1.4 million customers. The CrowdStrike-caused outage and resulting operational disruption adversely impacted our results of operations as discussed in more detail in “Item 7. Management's Discussion and Analysis.” While we continue to invest in improvements to our preventative initiatives and disaster recovery plans, the measures we have in place may not be adequate to prevent future business disruptions and any material adverse financial and reputational consequences to our business.

Failure of the technology we use to perform effectively could have a material adverse effect on our business.

We are dependent on technology initiatives and capabilities to provide customer service and operational effectiveness in order to compete in the current business environment. For example, substantially all of our tickets are issued to our customers as electronic tickets, and a significant number of our customers check in for flights using our website, airport kiosks and our FlyDelta mobile application. We have made and continue to make significant investments in customer facing technology such as delta.com, the FlyDelta mobile application, in-flight wireless internet, check-in kiosks, customer service applications, application of biometric technology, airport information displays and related initiatives, including security for these initiatives. We have also invested in significant upgrades to technology infrastructure and other supporting systems and a transition to cloud-based technologies. The performance, reliability and security of the technology we use are critical to our ability to serve customers. If this technology does not perform effectively, including as a result of the implementation or integration of new or upgraded technologies or systems, our business and operations can be negatively affected, which could be material. As discussed above, the faulty CrowdStrike software update significantly affected our information technology systems, disrupting our operations. Additional failures of the technology we use or depend on could expose us to liability, disrupt our business and damage our reputation in the future.

Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our results of operations.

Our results of operations are significantly impacted by changes in the price of aircraft fuel. Fuel costs represented 19%, 21% and 24% of our operating expense in 2024, 2023 and 2022, respectively. Fuel prices are highly volatile and at times have adjusted substantially in relatively short periods of time. Between 2022 and 2024, our average fuel price per gallon has ranged from a monthly high of $4.25 in June 2022 to a monthly low of $2.29 in November 2024.

We acquire a significant amount of jet fuel from Monroe and through strategic agreements associated with the refinery that Monroe has with third parties. The cost of the jet fuel we purchase under these arrangements remains subject to volatility, including from the cost of crude oil. In addition, we have historically purchased a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts alone do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.

Because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price may result in the fare charged not covering that increase. At times in the past, we often were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future.

Delta Air Lines, Inc. | 2024 Form 10-K	18

Item 1A. Risk Factors
Significant extended disruptions in the supply of aircraft fuel, including from Monroe, could have a material adverse effect on our business and results of operations.

Weather-related events, natural disasters, political disruptions or disputes involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation or taxes, changes in refining capacity or refining priorities, environmental concerns and other unpredictable events may impact crude oil and jet fuel supply and could result in shortages in the future. Shortages in fuel supplies could have negative effects on our business and results of operations.

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

Delta Air Lines, Inc. | 2024 Form 10-K	19

Item 1A. Risk Factors
Agreements governing our debt, including our credit facilities and our SkyMiles financing agreements, include financial and other covenants. Certain of these covenants impose restrictions on our business, and failure to comply with any of the covenants in these agreements could result in events of default.

Our debt agreements, including our credit facilities and our SkyMiles financing agreements, contain various affirmative, negative and financial covenants. Certain of our debt agreements and our SkyMiles financing agreements contain minimum coverage ratios. A decline in these coverage ratios, including due to factors that are beyond our control, could trigger an early amortization event or, if applicable, require us to post additional collateral. Our SkyMiles financing agreements also restrict our ability to, among other things, change the policies and procedures of the SkyMiles program in a manner that would reasonably be expected to materially impair repayment of our SkyMiles debt. Complying with certain of the covenants in our debt agreements, and other restrictive covenants that may be contained in any future debt agreements, could limit our ability to operate our business and to take advantage of business opportunities that are in our long-term interest.

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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2024, 20% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Separately, the NLRA governs Monroe’s relations with the union representing their employees, which generally allows self-help after a collective bargaining agreement expires.

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

Delta Air Lines, Inc. | 2024 Form 10-K	20

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

Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs obligation in the secondary market. As a result, Monroe is exposed to the market price of RINs. Historically, market prices for RINs have been volatile, marked by periods of sharp increases and decreases, including in response to speculation about what the EPA and/or the U.S. Congress will do with respect to compliance obligations. We cannot predict these actions or the future prices of RINs.

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

Delta Air Lines, Inc. | 2024 Form 10-K	21

Item 1A. Risk Factors
Our reputation and brand could also be adversely impacted by, among other things, failure to make progress toward and achieve our environmental sustainability goals, as well as public pressure from investors or policy groups to change our policies or negative public perception of the environmental impact of air travel. For example, we have established ambitious goals to reduce our greenhouse gas emissions. Achieving these ambitious goals will require significant capital investment from manufacturers and other stakeholders, as we are unable to achieve these goals using our existing fleet, current technologies and available fuel sources. We are continuing to develop our climate strategy and transition plan; however, our ability to execute on such a plan is subject to substantial risks and uncertainties, as it is dependent on the actions of governments and third parties and will require, among other things, significant capital investment, including from third parties, research and development from manufacturers and other stakeholders, along with government policies and incentives to reduce the cost, and incent production, of SAF and other technologies that are not presently in existence or available at scale. Significant damage to our reputation and brand could have a material adverse effect on our business and financial results, including as a result of litigation related to any of these matters.

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

Delta Air Lines, Inc. | 2024 Form 10-K	22

Item 1A. Risk Factors
Risk Factors Relating to the Airline Industry

Disease outbreaks or other public health threats, and measures implemented to combat them have had, and may in the future have, a material adverse effect on our business.

The measures governments and private parties implemented in order to stem the spread of the COVID-19 pandemic, and the general concern about the virus among travelers, had a material adverse effect on the demand for worldwide air travel compared to historical levels, and consequently upon our business for an extended period. Similar disease outbreaks or public health threats that may arise in the future could have similarly adverse effects on our business.

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

Delta Air Lines, Inc. | 2024 Form 10-K	23

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

The airline industry is subject to extensive regulatory and legal compliance requirements, which is costly and could materially adversely affect our business.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and may have material adverse effects on our business. There have also been recent legal developments in the United States that may change the way historical obligations have been interpreted or applied.

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

Delta Air Lines, Inc. | 2024 Form 10-K	24

Item 1A. Risk Factors
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

We and other U.S. carriers are subject to U.S. and foreign data privacy and security laws that are not consistent in all countries in which we operate and which are continuously evolving, requiring ongoing monitoring and updates to our privacy and information security programs. Although we dedicate significant resources to manage compliance with global privacy and information security obligations, this challenging regulatory environment may pose material risks to our business, including increased operational burdens and costs, regulatory enforcement, and legal claims or proceedings.

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

For example, in 2024, the EPA finalized regulations defining certain per- and polyfluoroalkyl substances ("PFAS") as "hazardous substances" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the EPA also finalized regulations establishing drinking water standards for certain PFAS under the Safe Drinking Water Act. PFAS are man-made chemicals that have been used in a wide variety of consumer and industrial products, including the firefighting foams used to extinguish fuel-based fires at airports and refineries. Numerous states have adopted regulations governing PFAS as well. The EPA’s final rule under CERCLA, and analogous state laws, could subject airports, airlines, and refineries, among others, to potential liability for cleanup of historical PFAS contamination associated with use of PFAS-containing firefighting foam. In addition, some states have adopted legislation prohibiting the manufacture, sale, distribution and/or use of firefighting foam containing intentionally added PFAS, which may require the transition to alternative fire suppression systems. The ultimate impact and associated cost to Delta of these legislative and regulatory developments related to PFAS, including firefighting foam, cannot be predicted at this time.

Delta Air Lines, Inc. | 2024 Form 10-K	25

Item 1A. Risk Factors
Future regulatory action concerning climate change, aircraft emissions and noise could have a significant effect on the airline industry. In order to address aircraft carbon dioxide emissions, the International Civil Aviation Organization (ICAO), a United Nations specialized agency, formally adopted a global, market-based emission offset program known as CORSIA. This program establishes a goal for the aviation industry to achieve carbon-neutral growth in international aviation beginning in 2021 through the use of carbon offsets and/or lower carbon aviation fuel. ICAO set the baseline for establishing airlines’ obligations under CORSIA for 2021 to 2023 based on 2019 travel, and in 2022 set a new, more stringent CORSIA baseline of 85% of 2019, which will apply from 2024 through 2035. Because certain CORSIA program details remain to be developed and could potentially be affected by political developments in participating countries or the results of the initial phases of the program, the impact of CORSIA cannot be predicted at this time. However, compliance with CORSIA is expected to increase operating costs for airlines that operate internationally.

In addition to CORSIA, we may face a patchwork of regulation of aircraft emissions in the U.S. and abroad and could become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. For example, in 2023, the EU adopted updated legislation on the EU Emissions Trading System (“ETS”). That legislation continues in effect the so-called “stop-the-clock” provision whereby EU ETS does not apply to flights to or from locations outside the EEA, Switzerland or the UK until 2027. The legislation also provides for a review of the effectiveness of CORSIA in 2026 that could, if CORSIA is not deemed sufficiently effective, lead to the application of EU ETS to all flights departing the EU and EEA. Also in 2023, the EU adopted legislation that will impose a SAF mandate on fuel supplied at EU airports. The mandate initially requires that, of the jet fuel supplied in the EU, 2% must be SAF beginning in 2025, and the percentage increases incrementally over time to 70% in 2050. This mandate is expected to increase the cost of SAF in the EU. In 2024, the UK also adopted SAF mandate legislation, and other countries are considering mandates.

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

As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions. Because we operate globally, our business is subject to economic and political conditions throughout the world. During periods of unfavorable or volatile economic conditions in the economy in the U.S. or abroad, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business using technological alternatives. If unfavorable economic conditions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial condition and results of operations.

Our international operations are an important part of our route network. Political disruptions and instability around the world can negatively impact the demand and network availability for air travel. Additionally, any deterioration in global trade relations, such as increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Delta Air Lines, Inc. | 2024 Form 10-K	26

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

Enterprise-wide training is a vital component to reducing risk and protecting customers, employees and company information. We expect all Delta employees and third-party contractors to adhere to information security and privacy policies as they handle corporate and customer information in their daily jobs. As a result, we require all employees and contractors with access to Delta’s information to complete annual training, which is updated as new technology, security and privacy issues emerge. All new employees are required to complete training within 30 days of hire. We also conduct, at least annually, other training and employee education activities, including through awareness programs and campaigns.

We engage assessors, consultants, auditors and other third parties to perform assessments of our cybersecurity program with the intent to identify areas for continued improvement, as well as to ensure ongoing compliance with regulatory requirements to which we are subject. In connection with certain regulatory requirements, we are required to engage third parties to assess our cybersecurity controls.

Our cybersecurity program is subject to TSA requirements applicable to certain TSA-regulated airport and aircraft operators, including the requirement to develop a TSA-approved implementation plan describing measures we are taking to improve cybersecurity and to assess the effectiveness of those measures on an ongoing basis.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our data or our systems. Third-party risks are included within our risk assessment of vendors, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits.

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

Delta Air Lines, Inc. | 2024 Form 10-K	27

Item 1C. Cybersecurity
Governance

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee as part of its review of our ERM framework. The Audit Committee receives updates on cybersecurity risks and the security and operations of our information technology systems from our Chief Information Officer and our Chief Information Security Officer at least twice per year with additional updates as requested by the Chair of the Audit Committee. In 2024, the Audit Committee received updates on information security matters at two of its regular meetings. In addition, our Chief Information Officer, our Chief Information Security Officer, other members of our information technology leadership team provided a general overview of information technology matters, including cybersecurity, in a special session with all members of our Board of Directors. In addition to information provided in these meetings, members of our Board also have access to internal and external education on cybersecurity risks. The Board also benefits from the expertise of one of our members who has significant experience in management of cybersecurity companies.

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

Delta Air Lines, Inc. | 2024 Form 10-K	28

Item 2. Properties
ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, purchase commitments and options at December 31, 2024 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	5.0	—	—
A220-300	28	—	—	28	2.2	72	—
A319-100	57	—	—	57	22.8	—	—
A320-200	55	—	—	55	28.9	—	—
A321-200	70	15	42	127	6.0	—	—
A321-200neo	69	—	—	69	1.4	86	70
A330-200	11	—	—	11	19.8	—	—
A330-300	28	—	3	31	15.9	—	—
A330-900neo	25	2	5	32	2.6	7	10
A350-900	24	—	11	35	4.9	9	10
A350-1000	—	—	—	—	—	20	—
B-717-200	48	32	—	80	23.3	—	—
B-737-800	73	4	—	77	23.3	—	—
B-737-900ER	114	—	49	163	9.0	—	—
B-737-10	—	—	—	—	—	100	30
B-757-200	88	—	—	88	26.9	—	—
B-757-300	16	—	—	16	21.9	—	—
B-767-300ER	40	—	—	40	28.4	—	—
B-767-400ER	21	—	—	21	24.0	—	—
Total	812	53	110	975	14.9	294	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at December 31, 2024.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(3)	9	122	—	—	131
SkyWest Airlines, Inc.	7	36	—	86	129
Republic Airways, Inc.	—	—	11	46	57
Total	16	158	11	132	317
(1)We own 195 and have operating leases for two of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are nine CRJ-700 and one CRJ-900 which are owned and temporarily parked as of December 31, 2024.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | 2024 Form 10-K	29

Item 2. Properties
Aircraft Purchase Commitments

As part of a multi-year effort, we have been investing in new aircraft to provide an improved customer experience, greater fuel efficiency that results in reduced carbon emissions, better operating economics and more premium products. Our contractual purchase commitments for additional aircraft as of December 31, 2024 are detailed in the following table:

Aircraft purchase commitments by fleet type
	Delivery in Calendar Years Ending
Aircraft Purchase Commitments(1)	2025	2026	2027	After 2027	Total
A220-300	10	16	22	24	72
A321-200neo	21	29	30	6	86
A330-900neo	7	—	—	—	7
A350-900	5	4	—	—	9
A350-1000	—	4	4	12	20
B-737-10	—	20	20	60	100
Total	43	73	76	102	294
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

During 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.

Also during 2024 we amended our purchase agreement with Boeing and received an updated delivery schedule for our Boeing 737-10 orders.

Ground Facilities

Airline Operations

We lease most of the land and buildings that we occupy. Our largest aircraft maintenance base, various equipment maintenance, cargo, flight kitchen and training facilities and most of our principal offices are located at or near the Atlanta airport on land leased from the City of Atlanta. We lease ticket counters, gate areas, operating facilities and other terminal space in most of the airports that we serve. At most airports, we have entered into use agreements which provide for the non-exclusive use of runways, taxiways and other improvements and facilities. Landing fees under these agreements normally are based on the number of landings and weight of aircraft. These leases and use agreements generally run for periods of less than one year to 30 years or more, and often contain provisions for periodic adjustments of lease rates, landing fees and other charges applicable under that type of agreement. We also lease aircraft maintenance, equipment maintenance and air cargo facilities at several airports. Our facility leases generally require us to pay the cost of providing, operating and maintaining such facilities, including, in some cases, amounts necessary to pay debt service on special facility bonds issued to finance their construction. We also lease computer facilities, marketing offices, reservations offices and other off-airport facilities in certain locations for varying terms.

We own our Atlanta reservations center, other real property in Atlanta and reservations centers in North Dakota and Minnesota.

Refinery Operations

Our Monroe subsidiaries own and operate the Trainer refinery and related assets in Pennsylvania. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the Northeastern U.S., including our New York hubs at LaGuardia and JFK.

Delta Air Lines, Inc. | 2024 Form 10-K	30

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Delta Air Lines, Inc. | 2024 Form 10-K	31

Item 5. Market Information
Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol DAL.

Holders

As of January 31, 2025, there were approximately 2,100 holders of record of our common stock.

Dividends

After suspending dividends in March 2020, our Board of Directors re-instated a quarterly dividend program in 2023 with $0.10 per share dividend payments in both the September and December quarters. During 2024, we continued our quarterly dividend program with $0.10 per share payments in the March 2024 and June 2024 quarters, and $0.15 per share payments in the September 2024 and December 2024 quarters. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law and compliance with covenants in certain of our credit facilities. Dividend payments are dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2019 to December 31, 2024 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2019 in each of our common stock and the indices and assumes that all dividends were reinvested.

Delta Air Lines, Inc. | 2024 Form 10-K	32

Item 5. Market Information
Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2024 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations but it does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the December 2024 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2024	9,168	$49.98	9,168	$—
November 2024	2,845	$63.62	2,845	$—
December 2024	2,383	$63.02	2,383	$—
Total	14,396		14,396

ITEM 6. (RESERVED)

Delta Air Lines, Inc. | 2024 Form 10-K	33

Item 7. MD&A
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of Form 10-K does not address certain items regarding the year ended December 31, 2022. Discussion and analysis of 2022 and year-to-year comparisons between 2023 and 2022 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information as well as the material risk factors included elsewhere in this Annual Report on Form 10-K.

2024 Financial Overview

Our 2024 operating income was $6.0 billion, an improvement of $474 million compared to 2023, and operating income, adjusted (a non-GAAP financial measure) was $6.0 billion, a decrease of $318 million compared to 2023. Operating income, adjusted in 2023 excluded one-time pilot agreement expenses and other items. The changes in operating income and operating income, adjusted are primarily resulting from increases in both revenue and operating expenses as described below. As a result of our strong performance in 2023 and 2024, we paid profit sharing of $1.4 billion in February 2024 to our employees and will pay another $1.4 billion in February 2025 in recognition of these achievements.

Revenue. Compared to 2023, our 2024 operating revenue increased $3.6 billion, or 6%, primarily due to a 6% increase in capacity driven by continued strength in demand for domestic and international travel and premium products, as well as an increase in revenue related to refinery sales to third parties. Total revenue, adjusted (a non-GAAP financial measure) increased in 2024 by $2.3 billion, or 4.3%, compared to 2023. Adjustments were to exclude revenue related to refinery sales to third parties. In July 2024, our operations were significantly disrupted by the CrowdStrike-caused outage. We estimate that this disruption led to a direct revenue impact of approximately $380 million related to approximately 7,000 flight cancellations over five days, which reduced our expected year-over-year capacity growth by approximately 0.4 percentage points during 2024.

Operating Expense. Total operating expense increased $3.1 billion, or 6%, compared to 2023, primarily resulting from higher employee-related costs from increased wages and related expenses, higher volume-related expenses associated with the 6% increase in capacity and an increase in expenses related to refinery sales to third parties. The CrowdStrike-caused outage and operational recovery resulted in approximately $170 million of additional operating expenses primarily due to customer expense reimbursements and crew-related costs. Fuel expense was approximately $50 million lower than it would have been as a result of the flight cancellations. Total operating expense, adjusted (a non-GAAP financial measure) increased $2.7 billion, or 5%, compared to 2023. Current year adjustments were primarily to exclude expenses related to refinery sales to third parties, while prior year adjustments also excluded the pilot agreement and related expenses.

Our total operating cost per available seat mile ("CASM") of 19.30 cents was comparable to 2023, primarily due to lower fuel expense and a 6% increase in capacity offset by higher expenses associated with the increase in capacity and related to refinery sales to third parties. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure), which excludes fuel, expenses related to refinery sales to third parties and other items, increased 2.8% to 13.54 cents compared to 2023.

Non-Operating Results. Total non-operating expense was $1.3 billion in 2024, compared to total non-operating income of $87 million in 2023, primarily due to mark-to-market gains on certain of our equity investments in 2023 partially offset by lower expenses in 2024 associated with our debt reduction initiatives.

Cash Flow. During 2024, operating activities generated $8.0 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Total cash sales of SkyMiles to American Express were $7.4 billion during 2024, an increase of approximately 8% compared to 2023. Investing activities resulted in net cash outflows of approximately $3.7 billion, primarily for $5.1 billion of capital expenditures, partially offset by $1.1 billion of net redemptions of short-term investments. After adjusting for certain activities, these results generated $3.4 billion of free cash flow (a non-GAAP financial measure) in 2024.

Also, during 2024 we had cash outflows of approximately $4.0 billion primarily related to repayment of our debt and finance leases, including approximately $1.1 billion for early repayments and the remainder from scheduled maturities. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") at December 31, 2024 was $6.1 billion.

The non-GAAP financial measures of operating income, adjusted, total revenue, adjusted, total operating expense, adjusted, CASM-Ex and free cash flow used above are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | 2024 Form 10-K	34

Item 7. MD&A - Results of Operations
Results of Operations

Operating Revenue

	Year Ended December 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2024		2023
Ticket - Main cabin	$24,497		$24,477		$20		—%
Ticket - Premium products	20,599		19,119		1,480		8%
Loyalty travel awards	3,841		3,462		379		11%
Travel-related services	1,957		1,851		106		6%
Total passenger revenue	$50,894		$48,909		$1,985		4%
Cargo	822		723		99		14%
Other	9,927		8,416		1,511		18%
Total operating revenue	$61,643		$58,048		$3,595		6%

TRASM (cents)	21.37	¢	21.34	¢	0.03	¢	—%
Third-party refinery sales(2)	(1.61)		(1.24)		(0.37)		30%
TRASM, adjusted (cents)	19.76	¢	20.10	¢	(0.34)	¢	(1.6)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Our operating revenue increased $3.6 billion, or 6%, compared to 2023 related to a 6% increase in capacity resulting from continued strength in demand for domestic and international travel, particularly for our premium products (including Delta One, First Class, Delta Premium Select and Delta Comfort+), as well as increased revenue related to refinery sales to third parties and loyalty travel awards. Total revenue per available seat mile ("TRASM") remained flat as revenues increased at the same rate as capacity.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue, during each period.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2023
(in millions)	Year Ended December 31, 2024	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$35,226	4%	5%	5%	(1)%	(1)%	—	pts
Atlantic	9,133	1%	1%	—%	—%	1%	1	pt
Latin America	3,995	5%	14%	15%	(8)%	(8)%	—	pts
Pacific	2,540	22%	30%	32%	(6)%	(7)%	(1)	pt
Total passenger revenue	$50,894	4%	6%	6%	(2)%	(2)%	—	pts

Domestic

Domestic passenger unit revenue ("PRASM") for 2024 decreased 1% compared to 2023 due to a 4% increase in revenue on a 5% increase in capacity.

Domestic revenue in 2024 was above 2023 levels as we experienced strong demand across the domestic network. We generated higher growth in premium products revenue compared to main cabin with the delivery of new aircraft that include more premium seat capacity and an increase in yield in premium products compared to main cabin, as we see more consumers choosing these premium offerings.

Delta Air Lines, Inc. | 2024 Form 10-K	35

Item 7. MD&A - Results of Operations
International

International passenger revenue for 2024 increased 5% with capacity up 8% compared to 2023. Revenue in each international region increased in 2024, with the Pacific growing at the greatest rate as we continue to restore capacity in the region.

Demand for transatlantic travel remained at high levels throughout 2024 with revenue increasing slightly on flat capacity compared to 2023. Revenue growth in the Atlantic was led by demand for travel to European leisure destinations and our premium product offerings.

Latin America region revenue increased during 2024 compared to 2023, due to strong demand for leisure destinations in South America and the Caribbean on a 15% increase in capacity. We continued to build on the strength of our joint venture with LATAM in South America through additional routes, greater network connectivity, and a more streamlined airport experience.

The Pacific region benefited from improved demand for travel to the region, particularly to South Korea and Japan, on 32% increased capacity. Our performance in South Korea benefited from the strength of our joint venture partnership with Korean Air, which enables passengers to more seamlessly connect to over 80 destinations in Asia. Revenue from flights to Japan increased due to higher demand for travel from the United States due in part to weakness in the Japanese Yen compared to the U.S. dollar.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2024	2023
Refinery	$4,642	$3,379	$1,263	37%
Loyalty program	3,297	3,093	204	7%
Ancillary businesses	772	840	(68)	(8)%
Miscellaneous	1,216	1,104	112	10%
Total other revenue	$9,927	$8,416	$1,511	18%

Refinery. This represents refinery sales of non-jet fuel products to third parties. These sales increased $1.3 billion compared to 2023. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue, during each period.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions. Revenues from our relationship with American Express increased compared to 2023 driven by co-brand card spend growth and card account acquisitions.

Ancillary Businesses. This includes revenues from aircraft maintenance services we provide to third parties and our vacation package operations.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, codeshare agreements and certain other commercial relationships. The increase in revenues was primarily driven by codeshare agreements and other commercial relationships.

Delta Air Lines, Inc. | 2024 Form 10-K	36

Item 7. MD&A - Results of Operations
Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2024	2023
Salaries and related costs	$16,161	$14,607	$1,554	11%
Aircraft fuel and related taxes	10,566	11,069	(503)	(5)%
Ancillary businesses and refinery	5,416	4,172	1,244	30%
Contracted services	4,228	4,041	187	5%
Landing fees and other rents	3,150	2,563	587	23%
Aircraft maintenance materials and outside repairs	2,616	2,432	184	8%
Depreciation and amortization	2,513	2,341	172	7%
Passenger commissions and other selling expenses	2,485	2,334	151	6%
Regional carrier expense	2,328	2,200	128	6%
Passenger service	1,788	1,750	38	2%
Profit sharing	1,389	1,383	6	—%
Aircraft rent	548	532	16	3%
Pilot agreement and related expenses	—	864	(864)	NM
Other	2,460	2,239	221	10%
Total operating expense	$55,648	$52,527	$3,121	6%
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 5% effective June 1, 2024 and for Delta pilots on January 1, 2024. In June 2024 we also increased our minimum starting wage for domestic mainline employees to $19 per hour. Salaries and related costs also increased due to additional crew-related costs resulting from the CrowdStrike-caused outage and costs to support increased traffic. Employee benefits increased on higher healthcare expenses and from travel passes awarded to employees in recognition of their hard work through the summer. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our employee benefit plans.

Aircraft Fuel and Related Taxes. Fuel expense decreased $503 million compared to 2023 primarily due to a 12% decrease in the market price of jet fuel partially offset by a 5% increase in consumption on a 6% increase in capacity, resulting in a 1% improvement in fuel efficiency. Fuel expense was also approximately $50 million lower than it would have been as a result of the 7,000 flight cancellations over the five-day period following the CrowdStrike-caused outage.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2024	2023		2024	2023
Fuel purchase cost(1)	$10,583	$11,506	$(923)	$2.57	$2.93	$(0.36)
Fuel hedge impact	21	(52)	73	0.01	(0.01)	0.02
Refinery segment impact	(38)	(385)	347	(0.01)	(0.10)	0.09
Total fuel expense	$10,566	$11,069	$(503)	$2.57	$2.82	$(0.25)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation package operations. The increase in these expenses was primarily related to higher refinery sales to third parties, which increased $1.3 billion compared to 2023. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to 2023.

Delta Air Lines, Inc. | 2024 Form 10-K	37

Item 7. MD&A - Results of Operations
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

Other. The increase in other is primarily due to higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs and the impact of service recovery costs including customer expense reimbursements from the CrowdStrike-caused outage.

Non-Operating Results

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2024	2023
Interest expense, net	$(747)	$(834)	$87
Gain/(loss) on investments, net	(319)	1,263	(1,582)
Loss on extinguishment of debt	(39)	(63)	24
Miscellaneous, net	(232)	(279)	47
Total non-operating (expense)/income, net	$(1,337)	$87	$(1,424)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to 2023 primarily on reduced interest expense resulting from our debt reduction initiatives, which was partially offset by lower interest income. We are reducing the total amount of interest expense by pre-paying our debt in addition to periodic amortization payments and scheduled maturities. During 2024, we made $4.0 billion of payments on debt and finance lease obligations, including approximately $1.1 billion of early repayments. This included early extinguishment of $844 million in principal related to a portion of the SkyMiles Term Loan and various secured and unsecured notes, and approximately $280 million for finance leased aircraft that were purchased. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization payments and scheduled maturities, during 2025 and beyond. Interest rates on the Payroll Support Program loans are 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The applicable interest rates will begin to adjust for each loan in April 2025, January 2026 and April 2026.

Interest income decreased due to lower cash, cash equivalents and short-term investment balances throughout most of 2024.

Gain/(loss) on investments, net. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis. Net unrealized gains on our equity method investments during 2023 were primarily related to Wheels Up, Hanjin-KAL and LATAM.

Loss on extinguishment of debt. This reflects the losses incurred in the early repayment of debt referenced above.

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic cost, charitable contributions, our share of our equity method investments' results and foreign exchange gains/(losses). See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our equity investments.

Income Taxes

Our effective tax rate was 26% and 18% for 2024 and 2023, respectively. Our effective tax rate is impacted by net pre-tax income or loss recognized on our equity investments, which are considered capital assets for tax purposes, because realized capital losses can only be deducted against realized capital gains. As of December 31, 2024, we had approximately $2.7 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize during 2025. These net operating loss carryforwards were primarily generated in 2020 and do not expire.

We expect our annual effective tax rate to be between 23% and 25% for 2025. In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period.

For more information about our income taxes, see Note 11 of the Notes to the Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	38

Item 7. MD&A - Refinery Segment
Refinery Segment

The refinery operated by our wholly owned subsidiary Monroe primarily produces gasoline, diesel and jet fuel. Monroe has agreements in place to exchange the non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery regularly optimizes its sales and exchange activities of non-jet fuel products based on market conditions and the availability of counterparties for exchanges. Refinery revenues increased in 2024, primarily driven by the increase in third party refinery sales on reduced exchanges of non-jet fuel products due to the availability of exchange counterparties, and reduced production in 2023 related to the planned maintenance turnaround. The refinery operating income decreased in 2024 compared to 2023 mainly due to lower industry refining margins.

Refinery segment financial information
	Year Ended December 31,		% Increase (Decrease)
(in millions, except per gallon data)	2024	2023
Exchanged products	$1,473	$2,354	(37)%
Sales of refined products	231	304	(24)%
Sales to airline segment	1,421	1,535	(7)%
Third-party refinery sales	4,642	3,379	37%
Operating revenue	$7,767	$7,572	3%

Operating income	$38	$385	(90)%
Refinery segment impact on average price per fuel gallon	$(0.01)	$(0.10)	(90)%

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. A refinery may meet its obligation by blending the necessary volumes of renewable fuels, by purchasing Renewable Identification Numbers ("RINs") in the open market or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Monroe incurred $203 million in RINs compliance costs during 2024, compared to $323 million incurred in 2023.

For more information regarding the refinery's results, see Note 14 of the Notes to the Consolidated Financial Statements.

Operating Statistics

	Year Ended December 31,
Consolidated (1)	2024		2023
Revenue passenger miles (in millions)	246,145		232,241
Available seat miles (in millions)	288,394		272,033
Passenger mile yield	20.68	¢	21.06	¢
Passenger revenue per available seat mile ("PRASM")	17.65	¢	17.98	¢
Total revenue per available seat mile ("TRASM")	21.37	¢	21.34	¢
TRASM, adjusted(2)	19.76	¢	20.10	¢
Cost per available seat mile ("CASM")	19.30	¢	19.31	¢
CASM-Ex(2)	13.54	¢	13.17	¢
Passenger load factor	85%		85%
Fuel gallons consumed (in millions)	4,114		3,926
Average price per fuel gallon(3)	$2.57		$2.82
Average price per fuel gallon, adjusted(2)(3)	$2.56		$2.83
Approximate full-time equivalent employees, end of period	103,000		103,000
(1)Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.
(2)Non-GAAP financial measures are defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of refinery segment results and fuel hedge activity.

Delta Air Lines, Inc. | 2024 Form 10-K	39

Item 7. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of December 31, 2024, we had $6.1 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Sources and Uses of Liquidity

Operating Activities

Operating activities in 2024 provided $8.0 billion of cash flow compared to $6.5 billion in 2023. We expect to continue generating cash flows from operations during 2025.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $7.4 billion during 2024, an increase of 8% compared to the prior year. See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Fuel. Fuel expense represented approximately 19% of our total operating expense during 2024. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The average fuel price per gallon decreased in 2024. We expect continued higher market price volatility compared to historical levels due to geopolitical events. As capacity increased throughout the year, fuel consumption was higher in 2024 than 2023. We expect fuel consumption to increase in 2025 aligned with capacity, partially offset by improvements in the fuel efficiency of our fleet.

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

Employee Benefit Obligations. We sponsor defined benefit and defined contribution pension plans for eligible employees and retirees. Our funding obligations for defined benefit plans are governed by the Employee Retirement Income Security Act ("ERISA") and any additional applicable legislation. We had no minimum funding requirements in 2024, and estimate that there will be approximately $80 million of minimum funding requirements under these plans in 2025. Payments to defined contribution plans were approximately $1.3 billion during the year ended December 31, 2024.

In addition, we have employee benefit obligations relating primarily to projected future benefit payments from our unfunded postretirement and postemployment plans. Benefit payments for these obligations are expected to be approximately $500 million on an annual basis over the next five years. See Note 9 of the Notes to the Consolidated Financial Statements for more information on our employee benefit obligations.

Profit Sharing. Our broad-based employee profit sharing program provides that, for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items.

We pay profit sharing annually in February. We paid $1.4 billion in 2024 to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 31, 2024, we recorded $1.4 billion in profit sharing expense based on 2024 pre-tax profit, which we will pay to employees in February 2025.

Delta Air Lines, Inc. | 2024 Form 10-K	40

Item 7. MD&A - Financial Condition and Liquidity
Contract Carrier Obligations. We have certain estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. These minimum amounts are based on the required minimum levels of flying by the regional carriers under the respective agreements and assumptions regarding the costs associated with such minimum levels of flying. As of December 31, 2024 the total of these minimum amounts was $7.7 billion and range from approximately $700 million to $1.8 billion on an annual basis over the next five years. See Note 10 of the Notes to the Consolidated Financial Statements for more information on our contract carrier obligations.

Operating Lease Obligations. As described further in Note 7 of the Notes to the Consolidated Financial Statements, as of December 31, 2024 we had a total of $8.4 billion of minimum operating lease obligations. These minimum lease payments range from approximately $600 million to $1.0 billion on an annual basis over the next five years.

Other Obligations. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, aviation-related, maintenance, technology, sponsorships, marketing, insurance and other third-party services and products. As of December 31, 2024, we had approximately $9.3 billion of such obligations, which range from approximately $400 million to $1.3 billion on an annual basis over the next five years.

Income Taxes. We expect to utilize our remaining net operating loss carryforwards during 2025. Once these are exhausted, under current tax laws, we expect to be a partial cash taxpayer during 2025.

Investing Activities

Short-Term Investments. In 2024, we redeemed a net of $1.1 billion in short-term investments. During 2024 our investment strategy shifted to no longer include short-term investments and accordingly as of December 31, 2024 we have no short-term investments and do not expect any further activity in the foreseeable future. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements for further information on these investments.

Capital Expenditures. Our capital expenditures (i.e., property and equipment additions in our Consolidated Statements of Cash Flows ("cash flows statement")) were $5.1 billion and $5.3 billion in 2024 and 2023, respectively. Our capital expenditures are primarily related to the purchases of aircraft, airport construction projects (discussed below), fleet modifications and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2025 capital spend of approximately $5.0 billion, which may vary depending on financing decisions, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements. As described in Part I, Item 1. "Business - Environmental Sustainability," aircraft fleet renewal is an important component of our environmental sustainability strategy and the path to achievement of our ambitious climate goals, which will continue to require extensive capital investment in future periods. See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our aircraft purchase commitments, which totaled approximately $18.3 billion as of December 31, 2024.

New York-LaGuardia Redevelopment. In 2024, we substantially completed all construction for the replacement of Terminals C and D of the New York-LaGuardia Airport with a new state-of-the-art terminal facility.

The project cost approximately $4.2 billion and was funded through debt issuance, existing cash and a Port Authority contribution of approximately $500 million. We entered into loan agreements to fund a portion of the construction, which are recorded on our Consolidated Balance Sheets ("balance sheets") as debt with the proceeds reflected as restricted cash. Using funding primarily provided by these arrangements, we spent approximately $300 million, $500 million and $650 million during 2024, 2023 and 2022, respectively. We expect only a small amount of spend in 2025 as the project is finalized. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the debt related to the redevelopment project.

Los Angeles International Airport ("LAX") Construction. In 2023, we substantially completed all construction for the LAX upgrade and modernization project that consolidates Terminals 2 and 3, as well as connects these terminals to the Tom Bradley International Terminal. The project cost approximately $2.5 billion.

Delta Air Lines, Inc. | 2024 Form 10-K	41

Item 7. MD&A - Financial Condition and Liquidity
A substantial majority of the project costs were funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City of Los Angeles' (the "City") purchase of completed project assets. Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City appropriated approximately $1.8 billion to purchase completed project assets, representing the maximum allowable reimbursement by the City. Costs incurred in excess of the $1.8 billion maximum were not reimbursed by the City.

Our net project costs were approximately $700 million, of which approximately $350 million has been reflected as investing activities and approximately $350 million as operating activities in our cash flows statement since the project started in 2017. We expect only a small amount of spend in 2025 as the project is finalized.

Financing Activities

Debt and Finance Leases. In 2024, we had cash outflows of approximately $4.0 billion related to repayments of our debt and finance leases, including approximately $1.1 billion of early repayments. This included early extinguishment of $844 million in principal related to a portion of the SkyMiles Term Loan and various secured and unsecured notes, and approximately $280 million for finance leased aircraft that were purchased. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization payments and scheduled maturities, during 2025 and beyond.

During 2024, Fitch and S&P Global upgraded their credit ratings of Delta to BBB-, an investment grade rating. When combined with Moody's, which affirmed our credit rating (Baa3) and upgraded its outlook for Delta to positive in 2024, we have now achieved investment-grade ratings across the major credit rating agencies. See Note 6 of the Notes to the Consolidated Financial Statements for further information on the effect of these ratings changes on our debt agreements.

The principal amount of our debt and finance leases was $16.2 billion at December 31, 2024.

Future Debt Obligations. As described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2024, scheduled maturities of our debt in 2025 are $1.8 billion, with maturities from 2026 through 2029 ranging between $600 million and $2.3 billion annually. As of December 31, 2024, scheduled maturities after 2029 aggregate to $6.6 billion. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2024, these interest obligations total approximately $3.0 billion and range from approximately $200 million to $600 million on an annual basis over the next five years.

Finance Lease Obligations. As described further in Note 7 of the Notes to the Consolidated Financial Statements, as of December 31, 2024 we had a total of $897 million of minimum finance lease obligations. These minimum lease payments range from approximately $30 million to $400 million on an annual basis over the next five years.

Capital Returns to Shareholders. During 2024, we continued our quarterly dividend program with $0.10 per share payments in the March 2024 and June 2024 quarters and $0.15 per share payments in the September 2024 and December 2024 quarters. Total dividend payments during the year ended December 31, 2024 were $321 million.

On February 6, 2025, the Board of Directors approved and we will pay a quarterly dividend of $0.15 per share on March 20, 2025 to shareholders of record as of February 27, 2025.

Undrawn Lines of Credit. As of December 31, 2024 we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Covenants. We were in compliance with the covenants in our debt agreements at December 31, 2024. See Note 6 of the Notes to the Consolidated Financial Statements for more information on the covenants in our debt agreements.

Delta Air Lines, Inc. | 2024 Form 10-K	42

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

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. When traveling, customers earn miles primarily based on the passenger's loyalty program status, fare class and ticket price. Customers can also earn miles through participating companies. Miles are redeemable by customers for air travel on Delta and other participating airlines, access to Delta Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

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

At December 31, 2024, the aggregate deferred revenue balance associated with the SkyMiles program was $8.8 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an impact of less than 1% of total operating revenue recognized for the year ended December 31, 2024.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused. A hypothetical 10% increase in our estimate of the ETV of a mile would have decreased total operating revenue by less than 1% for the year ended December 31, 2024, as a result of an increase in the amount of revenue deferred associated with the miles earned.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies, such as credit card, ridesharing, retail, car rental and hotel companies, with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from one to thirteen years. During the years ended December 31, 2024, 2023 and 2022, total cash sales from marketing agreements related to our loyalty program were $7.4 billion, $6.9 billion and $5.7 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our most significant arrangement to sell miles relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also receive baggage fee waivers, lounge access, priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

Delta Air Lines, Inc. | 2024 Form 10-K	43

Item 7. MD&A - Critical Accounting Estimates
We account for marketing agreements, including those with American Express, by allocating the consideration to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access, priority boarding and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for mileage breakage, (3) published rates on our website for baggage fees, Delta Sky Club lounge access and other benefits while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

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

Passenger Ticket Sales

We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in our air traffic liability. Passenger revenue is recognized when we provide transportation. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets with scheduled departure dates in the future and travel credits, which can be applied as payment toward the cost of a ticket. We periodically evaluate the estimated air traffic liability and may record adjustments in our Consolidated Statement of Operations ("income statement"). These adjustments relate primarily to tickets that expire unused ("ticket breakage") and items for which final settlement occurs in periods subsequent to the sale of the related tickets such as refunds, exchanges and transactions with other airlines.

We estimate the value of ticket breakage and recognize revenue at the scheduled flight date. Our ticket breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior. At December 31, 2024, the aggregate air traffic liability balance was $7.1 billion. A hypothetical 10% change in the amount of tickets estimated to expire unused would result in an impact of less than 1% of total operating revenue for the year ended December 31, 2024.

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

Delta Air Lines, Inc. | 2024 Form 10-K	44

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

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs, (3) lower passenger demand as a result of weakened U.S. and global economies or other factors, (4) prolonged interruption to our operations, (5) changes to the regulatory environment, (6) operational or performance changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2024.

Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $6.0 billion at December 31, 2024, of which $5.9 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to alliances and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

During the December 2024 quarter, we performed qualitative assessments of goodwill and indefinite-lived intangible assets, including applicable factors noted above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors that impact the fair value of our goodwill and indefinite-lived intangible assets. We previously performed quantitative assessments in the December 2023 quarter, noting no impairment of goodwill or indefinite-lived intangible assets.
For additional information on our goodwill and indefinite-lived intangible assets' significant accounting policies and the related fair values and book values, see Note 5 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and frozen for future benefit accruals. As of December 31, 2024, the funded status for these plans recorded on our balance sheets was $938 million, which is the net of our benefit obligation of $15.0 billion and plan assets of $15.9 billion. We had no minimum funding requirements in 2024, and estimate that there will be approximately $80 million of minimum funding requirements under these plans in 2025. The most critical assumptions impacting our defined benefit pension plan obligations, plan assets and net periodic cost/(benefit) are the discount rate, the expected long-term rate of return on plan assets and life expectancy of plan participants.

Discount Rate. We determine our discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analyses specific to our estimated future benefit payments for each plan. We used a weighted average discount rate to value the obligations of 5.71% and 5.31% at December 31, 2024 and 2023, respectively.

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

Delta Air Lines, Inc. | 2024 Form 10-K	45

Item 7. MD&A - Critical Accounting Estimates
The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. The expected long-term rate of return on our defined benefit pension plan assets is 6.97%.

The impact of a 0.50% change in weighted average discount rate and 1.00% change in expected long-term rate of return on assets are shown in the table below:

Benefit plan effects of change in assumptions used
Change in Assumption	Effect on 2025 Pension Cost/(Benefit)		Effect on Accrued Pension Liability at December 31, 2024
0.50% decrease in weighted average discount rate	$12	million	$674	million
0.50% increase in weighted average discount rate	$(12)	million	$(624)	million
1.00% decrease in expected long-term rate of return on assets	$154	million	$—
1.00% increase in expected long-term rate of return on assets	$(154)	million	$—

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic cost/(benefit). Each year we review information published by the Society of Actuaries and other publicly available information to develop our best estimate of life expectancy for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Funding. Our funding obligations for qualified defined benefit plans are governed by ERISA and any additional applicable legislation. Under current legislation, any required funding would be amortized over a rolling 15-year period and calculated using a discount rate of no less than 4.75% through 2030.

While recent legislation makes our funding obligations for these plans more predictable, factors outside our control continue to have an impact on the funding requirements. Estimates of future funding requirements are based on various assumptions and can vary materially from actual funding requirements. Assumptions include, among other things, the actual and projected market performance of assets, statutory requirements and demographic data for participants.

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

Recent Accounting Standards

Recently Adopted Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. We adopted this standard effective January 1, 2024. See Note 14 of the Notes to the Consolidated Financial Statements for further information regarding our segment reporting.

Standards Effective in Future Years

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective beginning January 1, 2025. Upon adoption of this ASU we expect to include certain additional disclosures in the effective income tax rate reconciliation in the footnotes to our Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	46

Item 7. MD&A - Critical Accounting Estimates
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. We are assessing the impact of this ASU and, upon adoption, may be required to include certain additional disclosures in the footnotes to our Consolidated Financial Statements.

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

Operating income, adjusted reconciliation
	Year Ended December 31,
(in millions)	2024	2023
Operating income	$5,995	$5,521
Adjusted for:
MTM adjustments and settlements on hedges	21	(52)
One-time pilot agreement expenses	—	864
Operating income, adjusted	$6,016	$6,334

Delta Air Lines, Inc. | 2024 Form 10-K	47

Item 7. MD&A - Supplemental Information

Total revenue, adjusted reconciliation
	Year Ended December 31,
(in millions)	2024	2023
Total revenue	$61,643	$58,048
Adjusted for:
Third-party refinery sales	(4,642)	(3,379)
Total revenue, adjusted	$57,001	$54,669

Operating expense, adjusted reconciliation
	Year Ended December 31,
(in millions)	2024	2023
Operating expense	$55,648	$52,527
Adjusted for:
Third-party refinery sales	(4,642)	(3,379)
MTM adjustments and settlements on hedges	(21)	52
One-time pilot agreement expenses	—	(864)
Operating expense, adjusted	$50,985	$48,335

Fuel expense, adjusted and Average fuel price per gallon, adjusted reconciliations
			Average Price Per Gallon
	Year Ended December 31,		Year Ended December 31,
(in millions, except per gallon data)	2024	2023	2024	2023
Total fuel expense	$10,566	$11,069	$2.57	$2.82
Adjusted for:
MTM adjustments and settlements on hedges	(21)	52	(0.01)	0.01
Total fuel expense, adjusted	$10,544	$11,121	$2.56	$2.83

TRASM, adjusted reconciliation
	Year Ended December 31,
(in cents)	2024		2023
TRASM	21.37	¢	21.34	¢
Adjusted for:
Third-party refinery sales	(1.61)		(1.24)
TRASM, adjusted	19.76	¢	20.10	¢

CASM-Ex reconciliation
	Year Ended December 31,
(in cents)	2024		2023
CASM	19.30	¢	19.31	¢
Adjusted for:
Aircraft fuel and related taxes	(3.66)		(4.07)
Third-party refinery sales	(1.61)		(1.24)
Profit sharing	(0.48)		(0.51)
One-time pilot agreement expenses	—		(0.32)
CASM-Ex	13.54	¢	13.17	¢

Delta Air Lines, Inc. | 2024 Form 10-K	48

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

•Net cash flows related to certain airport construction projects and other. Cash flows related to certain airport construction projects are included in our GAAP operating activities and capital expenditures. We have adjusted for these items, which were primarily funded by cash restricted for airport construction, to provide investors a better understanding of the company's free cash flow that is core to our operations.

Free cash flow reconciliation
Year Ended December 31,
(in millions)	2024
Net cash provided by operating activities	$8,025
Net cash used in investing activities	(3,739)
Adjusted for:
Net redemptions of short-term investments	(1,137)
Net cash flows related to certain airport construction projects and other	276
Free cash flow	$3,424

Delta Air Lines, Inc. | 2024 Form 10-K	49

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

Delta Air Lines, Inc. | 2024 Form 10-K	50

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

At December 31, 2024, we had $14.5 billion of fixed-rate debt, $0.9 billion of variable-rate debt and $0.4 billion of variable-rate leases. The rates used in our variable-rate debt are based on Secured Overnight Financing Rate ("SOFR"), or another index rate, which in certain cases is subject to a floor. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $620 million at December 31, 2024 and would have increased the annual interest expense on our variable-rate debt and variable-rate leases by $12 million.

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

At December 31, 2024 we had no open foreign currency options or forward contracts. As of December 31, 2024, our investments denominated in foreign currencies (AirFrance-KLM, China Eastern, Hanjin-KAL and LATAM) were recorded at a fair value of $1.6 billion. A 10% change in the value of those respective currencies against the U.S. dollar would have an approximately $160 million impact on our financial statements.

Equity Investment Risk

We own equity investments in a number of airlines and airline service companies, which are subject to equity price risk. We often hold our equity securities for long periods and short-term price volatility has occurred in the past and will occur in the future, impacting the volatility of our financial results. During 2024, we recorded a net loss of $319 million related to the valuation of our fair value investments compared to a net gain of $1.3 billion in 2023. As of December 31, 2024, we had long-term investments recorded at fair value of $2.4 billion and, therefore, a 10% change in the fair value of these investments would have an approximately $240 million impact on our financial results. See Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for further information on our investments.

Delta Air Lines, Inc. | 2024 Form 10-K	51

Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Delta Air Lines, Inc. | 2024 Form 10-K	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

Employee Benefit Plans - Net Asset Value Per Share (NAV) Asset Valuation

Description of the Matter
At December 31, 2024, the fair value of the Company’s benefit plan assets measured at fair value on a recurring basis totaled $15.7 billion, of which $12.4 billion do not have a readily determinable fair value and are measured at NAV as a practical expedient. Management determines the fair value of NAV assets by applying the methodologies described in Note 9 to the consolidated financial statements.

Auditing the Company’s estimates of the fair value of its NAV assets required significant judgment, primarily resulting from the lag in the availability of data provided by the investment fund managers.

Delta Air Lines, Inc. | 2024 Form 10-K	53

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the fair value measurement of its NAV assets, including controls over management’s assessment of the significant inputs and estimates affecting the fair value measurement.
To test the fair value of plan assets measured at NAV, our audit procedures included, among others, evaluating the valuation methodologies used by the Company and comparing significant inputs and underlying data used in the Company's valuations to third-party source documentation. Additionally, we performed sensitivity analyses to evaluate the changes to the Company’s net periodic benefit that would result from changes in the fair value measurement, compared the Company’s asset performance results to applicable third-party benchmarks, and assessed management’s historical accuracy of estimating fair value by performing retrospective review procedures comparing the Company’s estimates of fair value as of the prior year end to the fair value NAV in the investment’s audited financial statements made available during the current year.

Loyalty Program - Mileage Breakage

Description of the Matter
At December 31, 2024, the Company’s aggregate current and noncurrent loyalty program deferred revenue balance was $8.8 billion. For the year ended December 31, 2024, the Company recognized $3.8 billion of revenue classified as loyalty travel awards within passenger revenue and $3.3 billion of revenue classified as loyalty program revenue within other revenue in the consolidated statement of operations. As disclosed in Note 2 to the consolidated financial statements, the Company defers revenue for mileage credits earned and recognizes loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. In accounting for its loyalty program deferred revenue, the Company estimates the amount of mileage credits outstanding that are not expected to be redeemed (mileage breakage). The Company recognizes mileage breakage proportionally during the period in which the remaining mileage credits are redeemed. Under the Company’s loyalty program, mileage credits do not expire. Therefore, the Company uses statistical models to estimate mileage breakage based on historical redemption patterns.

Auditing the mileage breakage estimate for the loyalty program required significant judgment. In particular, there is complexity and subjectivity in estimating mileage breakage based on expectations of future redemption patterns due to the absence of historical expirations as the Company’s mileage credits do not expire.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for its loyalty program, including controls over management’s review of the estimation of the mileage breakage and the completeness and accuracy of the data underlying the mileage breakage estimate.

To test the mileage breakage estimate, our audit procedures included, among others, involving an actuarial specialist to assist in assessing the method and assumptions used by the Company to develop the mileage breakage estimate and to independently develop a range of mileage breakage estimates and compare to the Company's estimate. Additionally, we tested the completeness and accuracy of the underlying mileage data used to develop the mileage breakage estimate.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.

Atlanta, Georgia
February 11, 2025

Delta Air Lines, Inc. | 2024 Form 10-K	54

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,069	$2,741
Short-term investments	—	1,127
Accounts receivable, net of an allowance for uncollectible accounts of $18 and $17	3,224	3,130
Fuel, expendable parts and supplies inventories, net of an allowance for obsolescence of $120 and $123	1,428	1,314
Prepaid expenses and other	2,123	1,957
Total current assets	9,844	10,269

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $23,228 and $21,707	37,595	35,486
Operating lease right-of-use assets	6,644	7,004
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $919 and $911	5,975	5,983
Equity investments	2,846	3,457
Other noncurrent assets	2,715	1,692
Total noncurrent assets	65,528	63,375
Total assets	$75,372	$73,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,175	$2,983
Current maturities of operating leases	763	759
Air traffic liability	7,094	7,044
Accounts payable	4,650	4,446
Accrued salaries and related benefits	4,762	4,561
Loyalty program deferred revenue	4,314	3,908
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,812	1,617
Total current liabilities	26,670	26,418

Noncurrent Liabilities:
Debt and finance leases	14,019	17,071
Pension, postretirement and related benefits	3,144	3,601
Loyalty program deferred revenue	4,512	4,512
Noncurrent operating leases	5,814	6,468
Deferred income taxes, net	2,176	908
Other noncurrent liabilities	3,744	3,561
Total noncurrent liabilities	33,409	36,121

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 654,571,606 and 654,671,194 shares issued	—	—
Additional paid-in capital	11,740	11,641
Retained earnings	8,783	5,650
Accumulated other comprehensive loss	(4,979)	(5,845)
Treasury stock, at cost, 8,098,971 and 11,224,246 shares	(251)	(341)
Total stockholders' equity	15,293	11,105
Total liabilities and stockholders' equity	$75,372	$73,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	55

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Operating Revenue:
Passenger	$50,894	$48,909	$40,218
Cargo	822	723	1,050
Other	9,927	8,416	9,314
Total operating revenue	61,643	58,048	50,582

Operating Expense:
Salaries and related costs	16,161	14,607	11,902
Aircraft fuel and related taxes	10,566	11,069	11,482
Ancillary businesses and refinery	5,416	4,172	5,756
Contracted services	4,228	4,041	3,345
Landing fees and other rents	3,150	2,563	2,181
Aircraft maintenance materials and outside repairs	2,616	2,432	1,982
Depreciation and amortization	2,513	2,341	2,107
Passenger commissions and other selling expenses	2,485	2,334	1,891
Regional carrier expense	2,328	2,200	2,051
Passenger service	1,788	1,750	1,453
Profit sharing	1,389	1,383	563
Aircraft rent	548	532	508
Pilot agreement and related expenses	—	864	—
Other	2,460	2,239	1,700
Total operating expense	55,648	52,527	46,921

Operating Income	5,995	5,521	3,661

Non-Operating (Expense)/Income:
Interest expense, net	(747)	(834)	(1,029)
Gain/(loss) on investments, net	(319)	1,263	(783)
Loss on extinguishment of debt	(39)	(63)	(100)
Miscellaneous, net	(232)	(279)	165
Total non-operating (expense)/income, net	(1,337)	87	(1,747)

Income Before Income Taxes	4,658	5,608	1,914

Income Tax Provision	(1,201)	(999)	(596)

Net Income	$3,457	$4,609	$1,318

Basic Earnings Per Share	$5.39	$7.21	$2.07
Diluted Earnings Per Share	$5.33	$7.17	$2.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	56

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2024	2023	2022
Net Income	$3,457	$4,609	$1,318
Other comprehensive income:
Net change in pension and other benefits	864	(44)	1,329
Net change in other	2	—	—
Total Other Comprehensive Income/(Loss)	866	(44)	1,329
Comprehensive Income	$4,323	$4,565	$2,647

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	57

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$3,457	$4,609	$1,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,513	2,341	2,107
Deferred income taxes	1,155	980	591
(Gain)/loss on fair value investments	323	(1,283)	874
Pension, postretirement and postemployment payments greater than expense	(296)	(121)	(453)
Changes in certain assets and liabilities:
Receivables	(126)	(7)	(728)
Prepaids and other current assets	(241)	137	(1,026)
Air traffic liability	50	(1,216)	1,902
Loyalty program deferred revenue	407	538	324
Profit sharing	6	821	455
Other payables, deferred revenue and accrued liabilities	614	(285)	1,226
Other, net	163	(50)	(227)
Net cash provided by operating activities	8,025	6,464	6,363

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(3,914)	(3,645)	(4,495)
Ground property and equipment, including technology	(1,226)	(1,678)	(1,871)
Purchase of equity investments	—	(152)	(870)
Purchase of short-term investments	—	(2,312)	(2,704)
Redemption of short-term investments	1,137	4,547	2,804
Other, net	264	92	212
Net cash used in investing activities	(3,739)	(3,148)	(6,924)

Cash Flows From Financing Activities:
Proceeds from long-term obligations	—	878	—
Payments on debt and finance lease obligations	(3,953)	(4,071)	(4,475)
Cash dividends	(321)	(128)	—
Other, net	14	(73)	(60)
Net cash used in financing activities	(4,260)	(3,394)	(4,535)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	26	(78)	(5,096)
Cash, cash equivalents and restricted cash at beginning of period	3,395	3,473	8,569
Cash, cash equivalents and restricted cash at end of period	$3,421	$3,395	$3,473

Supplemental Disclosure of Cash Paid for Interest	$1,001	$1,164	$1,261
Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$327	$661	$531
Flight and ground equipment acquired or modified under finance leases	(17)	31	91
Operating leases converted to finance leases	25	84	342
Equity investments and other financings	—	—	330

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	58

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2022	650	$—	$11,447	$(148)	$(7,130)	10	$(282)	$3,887
Net income	—	—	—	1,318	—	—	—	1,318
Other comprehensive income	—	—	—	—	1,329	—	—	1,329
Common stock issued for employee equity awards(1)	2	—	79	—	—	1	(31)	48
Balance at December 31, 2022	652	—	11,526	1,170	(5,801)	11	(313)	6,582
Net income	—	—	—	4,609	—	—	—	4,609
Dividends declared ($0.20 per share)	—	—	—	(129)	—	—	—	(129)
Other comprehensive loss	—	—	—	—	(44)	—	—	(44)
Common stock issued for employee equity awards(1)	3	—	115	—	—	—	(28)	87
Balance at December 31, 2023	655	—	11,641	5,650	(5,845)	11	(341)	11,105
Net income	—	—	—	3,457	—	—	—	3,457
Dividends declared ($0.50 per share)	—	—	—	(324)	—	—	—	(324)
Other comprehensive income	—	—	—	—	866	—	—	866
Common stock issued for employee equity awards(1)	(1)	—	31	—	—	(3)	90	121
Stock options exercised	1	—	68	—	—	—	—	68
Balance at December 31, 2024	655	$—	$11,740	$8,783	$(4,979)	8	$(251)	$15,293
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $40.84, $40.08 and $40.52 in 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	59

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

We have marketing alliances with other airlines to enhance our access to domestic and international markets. These arrangements may include codesharing, reciprocal loyalty program benefits, shared or reciprocal access to passenger lounges, joint promotions, common use of airport gates and ticket counters, office co-location and other marketing agreements. We have received antitrust immunity for certain marketing arrangements, which enables us to offer a more integrated route network and develop common sales, marketing and discount programs for customers. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with the flights we operate under collaborative arrangements are presented on a gross basis in the applicable line items on our Consolidated Statements of Operations ("income statement").

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

Recent Accounting Standards

Recently Adopted Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. We adopted this standard effective January 1, 2024. See Note 14, "Segments," for further information regarding our segment reporting.

Standards Effective in Future Years

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective beginning January 1, 2025. Upon adoption of this ASU we expect to include certain additional disclosures in the effective income tax rate reconciliation in the footnotes to our Consolidated Financial Statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. We are assessing the impact of this ASU and, upon adoption, may be required to include certain additional disclosures in the footnotes to our Consolidated Financial Statements.

Delta Air Lines, Inc. | 2024 Form 10-K	60

Notes to the Consolidated Financial Statements
Significant Accounting Policies

Our significant accounting policies are disclosed below or included within the topic-specific notes included herein.

Cash and Cash Equivalents and Short-Term Investments

Short-term, highly liquid investments with maturities of three months or less when purchased are classified as cash and cash equivalents. Investments with maturities of greater than three months, but not in excess of one year, when purchased were classified as short-term investments and stated at fair value. Investments with maturities beyond one year when purchased may be classified as short-term investments if they are expected to be available to support our short-term liquidity needs.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets ("balance sheets") that sum to the total of the same such amounts shown within the Consolidated Statements of Cash Flows ("cash flows statement").

Reconciliation of cash, cash equivalents and restricted cash
	December 31,
(in millions)	2024	2023	2022
Current assets:
Cash and cash equivalents	$3,069	$2,741	$3,266
Restricted cash included in prepaid expenses and other	168	199	138
Noncurrent assets:
Restricted cash included in other noncurrent assets	184	455	69
Total cash, cash equivalents and restricted cash	$3,421	$3,395	$3,473

Inventories

Fuel. As part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, our wholly owned subsidiary, Monroe Energy, LLC ("Monroe"), operates the Trainer oil refinery. Refined products (finished goods) and feedstock and blendstock inventories (work-in-process) are carried at the lower of cost and net realizable value. We use jet fuel in our airline operations that is produced by the refinery, procured through the exchanges with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces and purchased directly from third parties. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead.

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

Derivatives

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. Our derivative contracts are recognized at fair value on our balance sheets and had net balances of $17 million and $5 million at December 31, 2024 and 2023, respectively. See Note 3, "Fair Value Measurements," for further information regarding our derivative contracts.

Delta Air Lines, Inc. | 2024 Form 10-K	61

Notes to the Consolidated Financial Statements
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

Property and equipment by classification
		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2024	2023
Flight equipment(1)	25-34 years	$44,722	$40,976
Ground property and equipment	3-40 years	10,695	9,986
Information technology-related assets	3-15 years	3,135	3,307
Flight and ground equipment under finance leases	Lease term or estimated useful life	1,196	1,862
Advance payments for equipment		1,075	1,062
Less: accumulated depreciation and amortization(2)		(23,228)	(21,707)
Total property and equipment, net		$37,595	$35,486
(1)Includes aircraft and associated engines and parts.
(2)Includes accumulated amortization for flight and ground equipment under finance leases in the amount of $371 million and $525 million at December 31, 2024 and 2023, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.5 billion, $2.3 billion and $2.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to fifteen years. Included in the depreciation and amortization expense discussed above, we recorded $324 million, $340 million and $307 million for amortization of capitalized software for the years ended December 31, 2024, 2023 and 2022, respectively. The net book value of these assets, which are included in information technology-related assets above, totaled $933 million and $932 million at December 31, 2024 and 2023, respectively.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card carried a maximum credit limit of $1.1 billion as of December 31, 2024 and must be paid monthly. At both December 31, 2024 and 2023, we had $1.1 billion outstanding on this purchasing card and the activity was classified as a financing activity in our cash flows statement.

Delta Air Lines, Inc. | 2024 Form 10-K	62

Notes to the Consolidated Financial Statements
Manufacturers' Credits

We periodically receive credits in connection with the acquisition of aircraft and engines or in connection with delivery delays or manufacturing defects. These credits are deferred until the aircraft and engines are delivered, and then applied as a reduction to the cost of the related equipment.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year the advertising first takes place. Advertising expense was $438 million, $347 million and $302 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Commissions and Merchant Fees

Passenger sales commissions and merchant fees are recognized in passenger commissions and other selling expenses when the related revenue is recognized.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

Passenger revenue by category
	Year Ended December 31,
(in millions)	2024	2023	2022
Ticket	$45,096	$43,596	$35,626
Loyalty travel awards	3,841	3,462	2,898
Travel-related services	1,957	1,851	1,694
Total passenger revenue	$50,894	$48,909	$40,218

Ticket

Passenger Tickets. We defer sales of passenger tickets to be flown by us or that we sell on behalf of other airlines in our air traffic liability. Passenger revenue is recognized when we provide transportation. For tickets that we sell on behalf of other airlines, we reduce the air traffic liability when consideration is remitted to those airlines. The air traffic liability primarily includes sales of passenger tickets with scheduled departure dates in the future and travel credits, which can be applied as payment toward the cost of a ticket. We periodically evaluate the estimated air traffic liability and may record adjustments in our income statement. These adjustments relate primarily to tickets that expire unused ("ticket breakage") and items for which final settlement occurs in periods subsequent to the sale of the related tickets such as refunds, exchanges and transactions with other airlines.

We recognized approximately $6.5 billion, $7.4 billion and $4.2 billion in passenger revenue during the years ended December 31, 2024, 2023 and 2022, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Delta Air Lines, Inc. | 2024 Form 10-K	63

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

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight, including baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. When traveling, customers earn miles primarily based on the passenger's loyalty program status, fare class and ticket price. Customers can also earn miles through participating companies. Miles are redeemable by customers for air travel on Delta and other participating airlines, access to Delta Sky Club and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies, such as credit card, ridesharing, retail, car rental and hotel companies, with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from one to thirteen years. During the years ended December 31, 2024, 2023 and 2022, total cash sales from marketing agreements related to our loyalty program were $7.4 billion, $6.9 billion and $5.7 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Delta Air Lines, Inc. | 2024 Form 10-K	64

Notes to the Consolidated Financial Statements
Our most significant arrangement to sell miles relates to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also receive baggage fee waivers, lounge access, priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, by allocating the consideration to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access, priority boarding and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for mileage breakage, (3) published rates on our website for baggage fees, Delta Sky Club lounge access and other benefits while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

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

Loyalty program activity
(in millions)	2024	2023	2022
Balance at January 1	$8,420	$7,882	$7,559
Miles earned	4,463	4,173	3,419
Travel miles redeemed	(3,841)	(3,462)	(2,898)
Non-travel miles redeemed	(216)	(173)	(198)
Balance at December 31	$8,826	$8,420	$7,882

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

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Delta Air Lines, Inc. | 2024 Form 10-K	65

Notes to the Consolidated Financial Statements
Other Revenue

	Year Ended December 31,
(in millions)	2024	2023	2022
Refinery	$4,642	$3,379	$4,977
Loyalty program	3,297	3,093	2,597
Ancillary businesses	772	840	846
Miscellaneous	1,216	1,104	894
Total other revenue	$9,927	$8,416	$9,314

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

Ancillary Businesses. This includes revenues from aircraft maintenance services we provide to third parties and our vacation package operations.

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

Revenue by geographic region
	Passenger Revenue			Operating Revenue
	Year Ended December 31,			Year Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Domestic	$35,226	$33,968	$30,197	$43,508	$40,845	$38,478
Atlantic	9,133	9,057	6,093	10,535	10,458	7,429
Latin America	3,995	3,798	2,889	4,564	4,292	3,334
Pacific	2,540	2,086	1,039	3,036	2,453	1,341
Total	$50,894	$48,909	$40,218	$61,643	$58,048	$50,582

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

Delta Air Lines, Inc. | 2024 Form 10-K	66

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

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2024				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,619	$1,619	$—	$—	(a)
Restricted cash equivalents	351	351	—	—	(a)
Long-term investments and related	2,372	2,085	160	127	(a)(b)
Fuel hedge contracts	(17)	—	(17)	—	(a)(b)

	December 31, 2023				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,545	$1,545	$—	$—	(a)
Restricted cash equivalents	653	653	—	—	(a)
Short-term investments
U.S. Government securities	859	204	655	—	(a)
Corporate obligations	218	—	218	—	(a)
Other fixed income securities	50	—	50	—	(a)
Long-term investments and related	2,867	2,614	134	119	(a)(b)
Fuel hedge contracts	5	—	5	—	(a)(b)
(1)See Note 9, "Employee Benefit Plans," for fair value of benefit plan assets.

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in other noncurrent assets and prepaid expenses and other on our balance sheets and generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport as well as certain self-insurance obligations and airport commitments. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-Term Investments. The fair values of our short-term investments were based on a market approach using industry standard valuation techniques that incorporate observable inputs such as quoted market prices, interest rates, benchmark curves, credit ratings of the security and other observable information.

Delta Air Lines, Inc. | 2024 Form 10-K	67

Notes to the Consolidated Financial Statements
Long-Term Investments and Related. Our long-term investments measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheets. Our equity investments in private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations incorporate certain unobservable inputs, including non-public equity issuances. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the year ended December 31, 2024 there were no material gains or losses related to investments classified as Level 3 as a result of fair value adjustments. See Note 4, "Investments," for further information on our long-term investments.

Fuel Hedge Contracts. A portion of our derivative contracts may be negotiated over-the-counter with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk). Such contracts would be classified as Level 2 within the fair value hierarchy. The remainder of our hedge contracts may be comprised of futures contracts, which are traded on a public exchange. These contracts would be classified within Level 1 of the fair value hierarchy. Our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory. Our fuel hedge portfolio may consist of a combination of options, swaps or futures. Option and swap contracts are valued under income approaches using option pricing models and discounted cash flow models, respectively, based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. Futures contracts and options on futures contracts are traded on a public exchange and valued based on quoted market prices. We recognized losses of $31 million, $6 million and $394 million on our fuel hedge contracts in aircraft fuel and related taxes on our income statement for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 14, "Segments," for further information on our Monroe refinery segment.

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

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Air France-KLM	Fair Value	3%	3%	$62	$110
China Eastern	Fair Value	2%	2%	155	134
Grupo Aeroméxico	Equity Method(1)	20%	20%	354	421
Hanjin-KAL	Fair Value(2)	15%	15%	507	561
LATAM	Fair Value	10%	10%	837	658
Unifi Aviation	Equity Method(3)	49%	49%	146	162
Wheels Up	Fair Value(4)	38%	38%	435	903
Other investments	Various			350	508
Equity investments				$2,846	$3,457
(1)Results are included in miscellaneous, net in our income statement under non-operating expense.
(2)At December 31, 2024, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.
(4)Our voting rights with respect to Wheels Up are capped at 29.9%. We elected to account for our investment under the fair value option.

Delta Air Lines, Inc. | 2024 Form 10-K	68

Notes to the Consolidated Financial Statements
Wheels Up. We concluded that Wheels Up is a variable interest entity ("VIE"). A VIE requires consolidation by the entity’s primary beneficiary. We determined that we are not the primary beneficiary after assessing the decision-making process for the significant activities of Wheels Up, concluding that Wheels Up's Board of Directors continues to possess the decision-making authority over the significant activities, and we do not control Wheels Up's Board. Based on this assessment, Wheels Up is not consolidated in our financial statements.

Our investment is subject to contractual transfer restrictions until September 2025 and thereafter will remain subject to certain, more limited transfer restrictions.

During the December 2024 quarter, Wheels Up entered into a five year Note Purchase Agreement with third parties which provides for the issuance of Revolving Equipment Notes in an aggregate principal amount not to exceed $332 million under a Revolving Equipment Notes Facility. We have provided credit support for the Revolving Equipment Notes Facility which effectively guarantees the Wheels Up payment obligations. As a result, and consistent with our fair value option election, we recorded the immaterial fair value of the guarantee in other noncurrent liabilities on our balance sheet.

Other Investments

This category includes various investments that are accounted for at fair value or under the equity method, depending on our ownership interest and the level of influence conveyed by our investment. Among others, this category includes our equity method investments in Virgin Atlantic and JFK IAT Member LLC and our fair value investment in CLEAR.

Virgin Atlantic. The carrying value of our investment in Virgin Atlantic remains zero as of December 31, 2024. We maintain our 49% equity interest and continue to track our share of Virgin Atlantic's losses under the equity method of accounting. These previously unrecognized losses are only recorded to the extent we make additional investments in Virgin Atlantic (i.e., additional shareholder support). As of December 31, 2024, we have approximately $480 million of unrecognized equity method losses related to our 49% interest in Virgin Atlantic.

CLEAR. In 2024, we sold in multiple transactions our equity ownership in Clear Secure, Inc. ("CLEAR"). This sale is recorded in gain/(loss) on investments, net on our income statement and cash proceeds are recorded in other, net within investing activities on our cash flows statement.

JFK IAT Member LLC. We have an equity method investment in JFK IAT Member LLC, which owns JFK International Air Terminal LLC ("IAT"), our landlord at the New York-JFK Airport. We have a long-term agreement with IAT to sublease space in Terminal 4 through 2043 ("Sublease") which requires us to pay certain fixed management fees. We determined that the investment is a VIE and assessed whether we have a controlling financial interest in IAT. Our rights under the Sublease, with respect to management of Terminal 4, are consistent with rights granted to an anchor tenant under a standard airport lease. Accordingly, we do not consolidate this entity in our Consolidated Financial Statements.

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

Delta Air Lines, Inc. | 2024 Form 10-K	69

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

Changes in certain events and circumstances could result in impairment or a change from indefinite-lived to definite-lived. Factors which could cause impairment include, but are not limited to (1) negative trends in our market capitalization, (2) reduced profitability resulting from lower passenger mile yields or higher input costs, (3) lower passenger demand as a result of weakened U.S. and global economies or other factors, (4) prolonged interruption to our operations, (5) changes to the regulatory environment, (6) operational or performance changes by other airlines and (7) strategic changes to our operations leading to diminished utilization of the intangible assets.

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

During the December 2024 quarter, we performed qualitative assessments of goodwill and indefinite-lived intangible assets, including applicable factors noted above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors that impact the fair value of our goodwill and indefinite-lived intangible assets. We previously performed quantitative assessments in the December 2023 quarter, noting no impairment of goodwill or indefinite-lived intangible assets.

Goodwill and indefinite-lived intangible assets by category
	Carrying Value at
(in millions)	December 31, 2024	December 31, 2023
Goodwill	$9,753	$9,753
International routes and slots	2,583	2,583
Airline alliances	1,863	1,863
Delta tradename	850	850
Domestic slots	622	622
Total	$15,671	$15,671

International Routes and Slots. This primarily relates to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Airline Alliances. This primarily relates to our commercial agreements with LATAM and our SkyTeam partners.

Domestic Slots. This primarily relates to our slots at New York-LaGuardia and Washington-Reagan National airports.

Delta Air Lines, Inc. | 2024 Form 10-K	70

Notes to the Consolidated Financial Statements
Definite-Lived Intangible Assets

Definite-lived intangible assets by category
	December 31, 2024		December 31, 2023
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(712)	$730	$(708)
Maintenance contracts	192	(154)	192	(150)
Other	54	(53)	54	(53)
Total	$976	$(919)	$976	$(911)

Amortization expense was $9 million for the years ended December 31, 2024, 2023 and 2022. Based on our definite-lived intangible assets at December 31, 2024, we estimate that we will incur approximately $7 million of amortization expense annually from 2025 through 2029.

NOTE 6. DEBT

The following table summarizes our debt as of the dates indicated below:

Summary of outstanding debt by category
	Maturity Dates			Interest Rate(s) Per Annum at December 31, 2024			December 31,
(in millions)							2024	2023
Unsecured Payroll Support Program Loans(1)	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2026	to	2029	3.75%	to	7.38%	1,575	2,590
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2025	to	2028	4.50%	and	4.75%	3,970	4,518
SkyMiles Term Loan(2)(3)	2025	to	2027	8.37%			784	1,772
NYTDC Special Facilities Revenue Bonds(2)	2025	to	2045	4.00%	to	6.00%	3,591	3,656
Financing arrangements secured by aircraft:
Certificates(2)	2025	to	2028	2.00%	to	8.00%	992	1,591
Notes(2)(3)	2025	to	2033	6.62%	to	6.86%	87	165
Financing arrangements secured by slots, gates and/or routes:
Senior Secured Notes	2025			7.00%			812	838
Other financings(2)	2025	to	2030	2.51%	to	5.00%	66	67
Corporate Revolving Credit Facility	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(3)	2025	to	2026	Undrawn			—	—
Total secured and unsecured debt							15,373	18,693
Unamortized (discount)/premium and debt issuance cost, net and other							(26)	(83)
Total debt							15,347	18,610
Less: current maturities							(1,801)	(2,625)
Total long-term debt							$13,546	$15,985
(1)Interest rates on the Payroll Support Program loans are 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The applicable interest rates will begin to adjust for each loan in April 2025, January 2026 and April 2026.
(2)Due in installments.
(3)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate plus a specified margin.

Early Settlement of Outstanding Loans and Notes

During 2024, through early principal repayments and open market repurchases, we extinguished an aggregate principal amount of $844 million related to a portion of the SkyMiles Term Loan and various secured and unsecured notes. Collectively, these payments resulted in a $39 million loss on extinguishment of debt, which is recorded in non-operating expense in our income statement.

Delta Air Lines, Inc. | 2024 Form 10-K	71

Notes to the Consolidated Financial Statements
Availability Under Revolving Facilities

As of December 31, 2024, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Corporate Revolving Credit Facility

During the September 2024 quarter, Delta received a second investment grade credit rating, which satisfied the collateral release conditions under the Corporate Revolving Credit Facility. As a result, the liens on collateral, including our Pacific route authorities and certain related other assets, were released during 2024. Additionally, the minimum collateral coverage ratio and minimum liquidity covenants were replaced by minimum fixed charge coverage ratio and minimum asset coverage ratio covenants.

Fair Value of Debt

Market risk associated with our fixed- and variable-rate debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. The fair value of debt, shown below, is principally based on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. Debt is primarily classified as Level 1 or Level 2 within the fair value hierarchy.

Fair value of outstanding debt
(in millions)	December 31, 2024	December 31, 2023
Net carrying amount	$15,347	$18,610
Fair value	$15,300	$18,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. For example, certain credit facilities, including our SkyMiles financing agreements, contain, among other things, a minimum liquidity covenant. The minimum liquidity covenant requires us to maintain at least $2.0 billion of liquidity (defined as cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities). Our SkyMiles financing agreements include a debt service coverage ratio and also restrict our ability to, among other things, (1) modify the terms of the SkyMiles program, or otherwise change the policies and procedures of the SkyMiles program, in a manner that would reasonably be expected to materially impair repayment of the SkyMiles Debt, (2) sell pre-paid miles in excess of $550 million in the aggregate and (3) terminate or materially modify the intercompany arrangements governing the relationship between Delta and SkyMiles IP Ltd. with respect to the SkyMiles program. Certain of our debt agreements limit our ability to (1) incur liens under certain circumstances, (2) dispose of collateral and (3) engage in mergers and consolidations or transfer all or substantially all of our assets. The notes secured by our non-Pacific slots, gates and routes are also subject to a collateral coverage ratio.

Each of these restrictions is subject to certain exceptions and qualifications that are set forth in these debt agreements. We were in compliance with the covenants in our debt agreements at December 31, 2024.

Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2024:

Future debt maturities
(in millions)	Total Debt	Amortization of Debt (Discount)/Premium and Debt Issuance Cost, net and other
2025	$1,798	$(29)
2026	2,313	(3)
2027	2,133	2
2028	1,884	—
2029	621	2
Thereafter	6,624	2
Total	$15,373	$(26)	$15,347

Delta Air Lines, Inc. | 2024 Form 10-K	72

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

Aircraft

As of December 31, 2024, including aircraft operated by our regional carriers, we leased 170 aircraft, of which 55 were under finance leases and 115 were operating leases. Our aircraft leases had remaining lease terms of three months to 11 years.

In addition, we have regional aircraft leases that are embedded within our capacity purchase agreements and included in the ROU asset and lease liability. We allocated the consideration in each capacity purchase agreement to the lease and nonlease components based on their relative standalone fair values. Lease components of these agreements consist of 119 aircraft as of December 31, 2024 and nonlease components primarily consist of flight operations, in-flight and maintenance services. We determined our best estimate of the standalone fair value of the individual components by considering observable information including rates paid by our wholly owned subsidiary, Endeavor Air, Inc., and rates published by independent valuation firms. See Note 10, "Commitments and Contingencies," for additional information about our capacity purchase agreements.

Airport Facilities

Our facility leases are primarily for space at approximately 300 airports around the world that we serve. These leases reflect our use of airport terminals, office space, cargo warehouses and maintenance facilities. We generally lease space from government agencies that control the use of the airport, and as a result, these leases are classified as operating leases. The remaining lease terms vary from one month to 29 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheets.

Some airport facilities have fixed payment schedules, the most significant of which is New York-JFK which comprises the majority of our ground and other operating right of use asset and lease liability. For those airport leases with fixed payment schedules, we have recorded a ROU asset and lease liability representing the fixed component of the lease payments. See Note 8, "Airport Redevelopment," for more information on our significant airport redevelopment projects.

Other Ground Property and Equipment

We lease certain IT assets (including servers, mainframes, etc.), ground support equipment (including tugs, tractors, fuel trucks and de-icers) and various other equipment. The remaining lease terms range from one month to five years. Certain leased assets are embedded within various ground and IT service agreements. For ground service contracts, we have elected to include both the lease and nonlease components in the lease asset and lease liability balances on our balance sheets. For IT service contracts, we have elected to separate the lease and nonlease components and only the lease components are included in the lease asset and lease liability balances on our balance sheets. The amounts of these lease and nonlease components are not significant.

Delta Air Lines, Inc. | 2024 Form 10-K	73

Notes to the Consolidated Financial Statements
Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

Lease asset and liability balance sheet position by category
		December 31,
(in millions)	Classification on the Balance Sheets	2024	2023
Assets
Operating lease assets - Fleet(1)	Operating lease right-of-use assets	$2,910	$3,420
Operating lease assets - Ground and other	Operating lease right-of-use assets	3,734	3,584
Finance lease assets	Property and equipment, net	825	1,338
Total lease assets		$7,469	$8,342

Liabilities
Current
Operating - Fleet(1)	Current maturities of operating leases	$551	$552
Operating - Ground and other	Current maturities of operating leases	212	207
Finance	Current maturities of debt and finance leases	374	358
Noncurrent
Operating - Fleet(1)	Noncurrent operating leases	2,627	3,226
Operating - Ground and other	Noncurrent operating leases	3,187	3,242
Finance	Debt and finance leases	473	1,086
Total lease liabilities		$7,424	$8,671

Weighted-average remaining lease term
Operating leases		12 years	13 years
Finance leases		3 years	4 years
Weighted-average discount rate
Operating leases		4.28%	3.73%
Finance leases		3.53%	3.12%
(1)Includes mainline and regional aircraft leases, regional aircraft leases embedded within our capacity purchase arrangements and engine leases. The interest portion of straight-line rent expense related to fleet operating leases was $165 million and $189 million during the years ended December 31, 2024 and 2023, respectively.

Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.

Lease cost by category
	Year Ended December 31,
(in millions)	2024	2023	2022
Finance lease cost
Amortization of leased assets	$88	$109	$120
Interest of lease liabilities	54	42	45
Operating lease cost(1)	974	981	949
Short-term lease cost(1)	206	258	281
Variable lease cost(1)	2,902	2,230	1,859
Total lease cost	$4,224	$3,620	$3,254
(1)Expenses are primarily classified within aircraft rent, landing fees and other rents and regional carrier expense on our income statement.

Delta Air Lines, Inc. | 2024 Form 10-K	74

Notes to the Consolidated Financial Statements
Other Information

The table below presents supplemental cash flow information related to leases.

Supplemental lease-related cash flow information
	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,225	$1,230	$809
Operating cash flows for finance leases	56	71	49
Financing cash flows for finance leases	190	264	363

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheets.

Future lease cash flows and reconciliation to the balance sheet
(in millions)	Operating Leases	Finance Leases
2025	$993	$395
2026	917	90
2027	880	268
2028	781	40
2029	620	28
Thereafter	4,183	76
Total minimum lease payments	8,374	897
Less: amount of lease payments representing interest	(1,797)	(50)
Present value of future minimum lease payments	6,577	847
Less: current obligations under leases	(763)	(374)
Long-term lease obligations	$5,814	$473

NOTE 8. AIRPORT REDEVELOPMENT

Los Angeles International Airport ("LAX")

In 2023, we substantially completed all construction for the LAX upgrade and modernization project that consolidates Terminals 2 and 3, as well as connects these terminals to the Tom Bradley International Terminal. The project cost approximately $2.5 billion.

A substantial majority of the project costs were funded through the Regional Airports Improvement Corporation ("RAIC"), a California public benefit corporation, using a revolving credit facility provided by a group of lenders. The credit facility was executed in 2017 and we have guaranteed the obligations of the RAIC under the credit facility. Loans made under the credit facility are being repaid with the proceeds from the City of Los Angeles' (the "City") purchase of completed project assets. Under the lease agreement and subsequent project component approvals by the City's Board of Airport Commissioners, the City appropriated approximately $1.8 billion to purchase completed project assets, representing the maximum allowable reimbursement by the City. Costs incurred in excess of the $1.8 billion maximum were not reimbursed by the City.

Our net project costs were approximately $700 million, of which approximately $350 million has been reflected as investing activities and approximately $350 million as operating activities in our cash flows statement since the project started in 2017.

Based on our assessment of the project, we concluded that we do not control the underlying assets being constructed, and therefore, we do not have the project asset or related obligation recorded on our balance sheets, except for certain assets recorded as leasehold improvements within property and equipment, net on our balance sheets.

Delta Air Lines, Inc. | 2024 Form 10-K	75

Notes to the Consolidated Financial Statements
We have recorded approximately $350 million as a ROU asset on our balance sheets related to certain costs incurred in excess of RAIC funding, though we have not recognized a ROU asset and lease liability on our balance sheets for the variable lease payments in our agreement with the City. See Note 7, "Leases" for more information on our ROU assets and lease liabilities.

New York-LaGuardia Airport

In 2024, we substantially completed all construction for the replacement of Terminals C and D of the New York-LaGuardia Airport with a new state-of-the-art terminal facility.

The project cost approximately $4.2 billion and was funded through debt issuance, existing cash and a Port Authority contribution of approximately $500 million. We entered into loan agreements to fund a portion of the construction, which are recorded on our balance sheets as debt with the proceeds reflected as restricted cash. Using funding primarily provided by these arrangements, we spent approximately $300 million, $500 million and $650 million during 2024, 2023 and 2022, respectively.

Based on our assessment of the project, we concluded that we did not control the underlying assets being constructed. Costs incurred by Delta are accounted for as leasehold improvements recorded in property and equipment, net on our balance sheets.

See Note 6, "Debt," for additional information on the debt (NYTDC Special Facilities Revenue Bonds) related to this redevelopment project.

NOTE 9. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and frozen for future benefit accruals. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act and any additional applicable legislation. Under current legislation, any required funding would be amortized over a rolling 15-year period and calculated using a discount rate of no less than 4.75% through 2030. We estimate that there will be approximately $80 million of minimum funding requirements under these plans in 2025.

We also sponsor a market based cash balance defined benefit pension plan for eligible pilots that is funded by company contributions in excess of IRS limits in the 401(k) plan. We fund this plan with cash contributions as benefits are earned and invest those assets. The participants’ benefit is the sum of the contributions made on their behalf plus any positive return on the invested contributions. In estimating the related benefit obligation and net benefit cost, the expected long-term rate of return on plan assets is used in determining the interest crediting rate.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were approximately $1.3 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Postretirement Healthcare Plans. We sponsor healthcare plans that provide benefits to eligible retirees and their dependents who are under age 65. We have generally eliminated company-paid post age 65 healthcare coverage, except for (1) subsidies available to a limited group of retirees and their dependents, (2) a group of retirees who retired prior to 1987 and (3) retiree medical accounts which provide a fixed dollar amount to eligible employees who retired under the 2012 voluntary workforce reduction programs or the 2020 voluntary early retirement and separation programs ("voluntary programs").

Postemployment Plans. We provide certain other welfare benefits to eligible former or inactive employees after employment but before retirement, primarily as part of the disability and survivorship plans. Substantially all employees are eligible for benefits under these plans in the event of death and/or disability.

Benefits under our postretirement and post employment plans are funded from current assets and employee contributions.

Delta Air Lines, Inc. | 2024 Form 10-K	76

Notes to the Consolidated Financial Statements
Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits December 31,		Other Postretirement and Postemployment Benefits December 31,
(in millions)	2024	2023	2024	2023
Benefit obligation at beginning of period	$15,911	$15,811	$3,503	$3,664
Service cost(1)	233	95	92	71
Interest cost	820	855	182	200
Actuarial (gain)/loss	(738)	351	(50)	24
Benefits paid, including lump sums and annuities	(1,259)	(1,201)	(497)	(485)
Plan amendments	—	—	—	11
Participant contributions	—	—	30	18
Special termination benefits	—	—	5	—
Benefit obligation at end of period(2)	$14,967	$15,911	$3,265	$3,503

Fair value of plan assets at beginning of period	$15,766	$15,721	$33	$71
Actual gain on plan assets	1,142	1,142	(7)	3
Employer contributions	256	104	468	426
Participant contributions	—	—	30	18
Benefits paid, including lump sums and annuities	(1,259)	(1,201)	(497)	(485)
Fair value of plan assets at end of period	$15,905	$15,766	$27	$33

Funded status at end of period	$938	$(145)	$(3,238)	$(3,470)
(1)Service cost shown above relates to the market based cash balance plan. There is no service cost associated with traditional frozen defined benefit plans.
(2)At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2024, net actuarial gains decreased our benefit obligation primarily due to the increase in discount rates while net actuarial losses increased our benefit obligation primarily due to the decrease in discount rates during 2023. These gains and losses are recorded in AOCI and reflected in the table below. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits December 31,		Other Postretirement and Postemployment Benefits December 31,
(in millions)	2024	2023	2024	2023
Other noncurrent assets	$1,005	$22	$—	$—
Current liabilities	(9)	(9)	(430)	(404)
Noncurrent liabilities	(58)	(158)	(2,808)	(3,066)
Funded status at end of period	$938	$(145)	$(3,238)	$(3,470)

Net actuarial loss	$(5,407)	$(6,474)	$(103)	$(162)
Prior service credit	—	—	(3)	1
Total accumulated other comprehensive loss, pre-tax	$(5,407)	$(6,474)	$(106)	$(161)

Certain pension plans have benefit obligations in excess of plan assets. These plans have aggregate projected benefit obligations of $67 million and are unfunded at December 31, 2024.

Delta Air Lines, Inc. | 2024 Form 10-K	77

Notes to the Consolidated Financial Statements
Net Periodic Cost/(Benefit)

	Pension Benefits Year Ended December 31,			Other Postretirement and Postemployment Benefits Year Ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Service cost(1)	$233	$95	$—	$92	$71	$70
Interest cost	820	855	611	182	200	128
Expected return on plan assets	(1,062)	(1,060)	(1,319)	(2)	(1)	(17)
Amortization of prior service credit	—	—	—	(4)	(5)	(5)
Recognized net actuarial loss	248	240	255	18	14	56
Special termination benefits	—	—	—	5	—	—
Net periodic cost/(benefit)	$239	$130	$(453)	$291	$279	$232
(1)Service cost shown above relates to the market based cash balance plan. There is no service cost associated with traditional frozen defined benefit plans.

Service cost is recorded in salaries and related costs in the income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost/(benefit) for the periods presented:

	December 31,
Benefit Obligations(1)	2024	2023
Weighted average discount rate	5.71%	5.31%

	Year Ended December 31,
Net Periodic Cost/(Benefit)(1)	2024	2023	2022
Weighted average discount rate	5.33%	5.59%	2.96%
Weighted average expected long-term rate of return on plan assets	6.97%	7.00%	7.00%
Assumed healthcare cost trend rate for the next year(2)	6.50%	6.25%	6.50%
(1)Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment obligation.
(2)Healthcare cost trend rate is assumed to decline gradually to 5.00% by 2033 and remain unchanged thereafter.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic cost/(benefit) for the year ended December 31, 2024 was 6.97%.

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic cost/(benefit). Each year we review information published by the Society of Actuaries and other publicly available information to develop our best estimate of life expectancy for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Delta Air Lines, Inc. | 2024 Form 10-K	78

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

Expected future benefit payments
(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2025	$1,330	$470
2026	1,350	470
2027	1,360	490
2028	1,350	500
2029	1,350	510
2030-2034	6,630	2,590

Plan Assets

We have adopted and implemented investment policies for our defined benefit pension plans that incorporate strategic asset allocation mixes intended to best meet the plans' long-term obligations, while maintaining an appropriate level of risk and liquidity. These asset portfolios employ a diversified mix of investments, which are reviewed periodically. Active management strategies are utilized where feasible in an effort to realize investment returns in excess of market indices. Derivatives in the plans are primarily used to manage risk and gain asset class exposure while preserving liquidity. As part of these strategies, the plans are required to hold cash collateral associated with certain derivatives. Our investment strategies target a mix of 20-40% growth-seeking assets, 25-35% income-generating assets and 35-45% risk-diversifying assets. Risk diversifying assets include hedge funds implementing long-short, market neutral and relative value strategies that invest primarily in publicly-traded equity, fixed income, foreign currency and commodity securities and are used to improve the impact of active management on the plans.

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

Benefit plan assets measured at fair value on a recurring basis
	December 31, 2024			December 31, 2023			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income and fixed income-related instruments	$85	$1,080	$1,165	$300	$1,858	$2,158	(a)(b)
Cash equivalents	330	138	468	471	685	1,156	(a)
Equities and equity-related instruments	978	3	981	647	122	769	(a)
Delta common stock	595	—	595	419	—	419	(a)
Real assets	—	25	25	11	236	247	(a)
Benefit plan assets	$1,988	$1,246	$3,234	$1,848	$2,901	$4,749

Investments measured at net asset value ("NAV")(1)			12,438			11,417
Total benefit plan assets			$15,672			$16,166
(1)Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

Delta Air Lines, Inc. | 2024 Form 10-K	79

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

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

Benefit plan investment assets measured at NAV
	December 31, 2024			December 31, 2023
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Hedge funds and hedge fund-related strategies	$6,519	(1)	15-180 Days	$6,175	(1)	7-180 Days
Commingled funds, private equity and private equity-related instruments(4)	2,351	(1) (2)	2-45 Days	2,279	(1) (2)	2-45 Days
Fixed income and fixed income-related instruments(4)	1,427	(1) (2)	1-180 Days	1,147	(1) (2)	1-180 Days
Real assets(4)	979	(2)	N/A	893	(2)	N/A
Balanced allocation	349	(5)	0 Days	100	(5)	0 Days
Other	813	(3)	2-10 Days	823	(3)	2-10 Days
Total investments measured at NAV	$12,438			$11,417
(1)Various. Includes funds with monthly or more frequent, quarterly and/or custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.
(2)Includes private funds that are closed-ended structures in which the plans' investments are generally not eligible for redemption.
(3)Includes funds with monthly or more frequent redemptions.
(4)Unfunded commitments were $1.3 billion for commingled funds, private equity and private equity-related instruments, $287 million for fixed income and fixed income-related instruments and $618 million for real assets at December 31, 2024.
(5)Includes funds with daily redemptions.

On an annual basis we assess the potential for adjustments to the fair value of all investments. Due to a lag in the availability of data for certain of these investments (this primarily applies to private equity, private equity-related strategies and real assets), we solicit valuation updates from the investment fund managers and use their information and corroborating data from public markets to determine any needed fair value adjustments.

Hedge Funds and Hedge Fund-Related Strategies. These investments are primarily made through shares of limited partnerships or similar structures for which a liquid secondary market does not exist.

Delta Air Lines, Inc. | 2024 Form 10-K	80

Notes to the Consolidated Financial Statements
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

Balanced Allocation. The investments include commingled funds invested in common stock and fixed income instruments. Commingled funds are valued based on quoted market prices of the underlying assets owned by the fund.

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

For both the years ended December 31, 2024 and 2023, we recorded profit sharing expense of $1.4 billion under the program.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $18.3 billion at December 31, 2024:

Aircraft purchase commitments(1)
(in millions)	Total
2025	$3,340
2026	5,020
2027	4,430
2028	3,880
2029	1,250
Thereafter	370
Total	$18,290
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Delta Air Lines, Inc. | 2024 Form 10-K	81

Notes to the Consolidated Financial Statements
Our future aircraft purchase commitments included the following aircraft at December 31, 2024:

Aircraft purchase commitments by fleet type
Fleet Type	Purchase Commitments
A220-300	72
A321-200neo	86
A330-900neo	7
A350-900	9
A350-1000	20
B-737-10	100
Total	294

Aircraft Orders

During 2024, we entered into a purchase agreement with Airbus for 20 A350-1000 aircraft, with an option to purchase an additional 20 widebody aircraft. Deliveries of these aircraft are scheduled to begin in 2026.

Also during 2024 we amended our purchase agreement with Boeing and received an updated delivery schedule for our Boeing 737-10 orders.

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

The following table shows our minimum obligations at December 31, 2024 under our existing capacity purchase agreements with third-party regional carriers, excluding contract carrier payments accounted for as leases of aircraft, which are described in Note 7, "Leases." The obligations set forth in the table contemplate minimum levels of flying by the regional carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

Contract carrier minimum obligations
(in millions)	Amount
2025	$1,750
2026	1,650
2027	1,590
2028	1,290
2029	710
Thereafter	680
Total	$7,670

Delta Air Lines, Inc. | 2024 Form 10-K	82

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2024 or 2023.

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

Delta Air Lines, Inc. | 2024 Form 10-K	83

Notes to the Consolidated Financial Statements
Employees Under Collective Bargaining Agreements

As of December 31, 2024, we had approximately 103,000 full-time equivalent employees, approximately 20% of whom were represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	17,380	ALPA	December 31, 2026
Delta Flight Superintendents (Dispatchers)(1)	500	PAFCA	November 1, 2024
Endeavor Pilots	1,540	ALPA	January 1, 2029
Endeavor Flight Attendants	1,700	AFA	March 31, 2027
(1)We are in discussions with representatives of PAFCA regarding terms of the collective bargaining agreement that became amendable on November 1, 2024.

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

NOTE 11. INCOME TAXES

Income Tax Provision

Components of income tax provision
	Year Ended December 31,
(in millions)	2024	2023	2022
Current tax provision:
Federal	$—	$—	$—
State and local	(35)	(8)	(1)
International	(11)	(11)	(4)
Deferred tax (provision) benefit:
Federal	(1,038)	(896)	(525)
State and local	(117)	(84)	(66)
Income tax provision	$(1,201)	$(999)	$(596)

Delta Air Lines, Inc. | 2024 Form 10-K	84

Notes to the Consolidated Financial Statements
The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Reconciliation of statutory federal income tax rate to the effective income tax rate
	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.6	2.0	3.0
Permanent differences	1.0	0.7	1.0
Valuation allowance	1.9	(5.0)	7.3
Other	(0.7)	(0.9)	(1.1)
Effective income tax rate	25.8%	17.8%	31.2%

Deferred Taxes

We account for deferred income taxes under the asset and liability method. We recognize deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets and liabilities are net by jurisdiction and are recorded as noncurrent on the balance sheets.

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

Significant components of deferred income tax assets and liabilities
	December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$799	$1,217
Capital loss carryforward	—	8
Pension, postretirement and other benefits	1,205	1,488
Investments	936	806
Deferred revenue	2,158	2,110
Lease liabilities	2,816	2,193
Other	608	709
Valuation allowance	(951)	(877)
Total deferred tax assets	$7,571	$7,654

Deferred tax liabilities:
Depreciation	$7,040	$5,570
Operating lease assets	1,369	1,533
Intangible assets	1,165	1,143
Other	78	73
Total deferred tax liabilities	$9,652	$8,319

Balance Sheet Position:
Other noncurrent assets	$95	$243
Deferred income taxes, net	2,176	908
Net deferred tax liabilities	$2,081	$665

Delta Air Lines, Inc. | 2024 Form 10-K	85

Notes to the Consolidated Financial Statements
Valuation Allowance

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

At December 31, 2024 our net deferred tax liability balance was $2.1 billion, including a $951 million valuation allowance primarily related to certain net realized and unrealized capital losses and certain state net operating losses.

As of December 31, 2024, we had approximately $2.7 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize during 2025. These net operating loss carryforwards were primarily generated in 2020 and do not expire. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the certain net realized and unrealized capital losses and certain state net operating losses that have short expiration periods.

The following table presents the balance of our valuation allowance on our deferred income tax assets and the associated activity:

Valuation allowance activity
(in millions)	2024	2023
Balance at January 1	$877	$1,176
Tax provision	74	(299)
Balance at December 31	$951	$877

Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2024 and 2023 tax years.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards vest. These shares are valued at cost, which equals the market price of the common stock on the date of vesting. The weighted average cost per share held in treasury was $31.06 and $30.37 as of December 31, 2024 and 2023, respectively.

Delta Air Lines, Inc. | 2024 Form 10-K	86

Notes to the Consolidated Financial Statements
Warrants. During 2020 and 2021, in connection with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") payroll support program ("PSP") and extensions, we issued warrants to the U.S Department of the Treasury to acquire more than 11.1 million shares of Delta common stock, which have subsequently been sold to a third party. The number of warrants outstanding slightly increased and the exercise price of the warrants slightly decreased since December 31, 2023 due to adjustments resulting from dividend payments during 2024. Key terms under each program as of December 31, 2024 are as follows:

Summary of payroll support program warrants
(in millions, except exercise price)	Number of Warrants	Exercise Price	Expiration Year
Payroll Support Program (PSP1)	6.9	$23.99	2025
Payroll Support Program Extension (PSP2)	2.4	39.11	2026
Payroll Support Program 3 (PSP3)	1.9	47.05	2026
Total	11.2

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, restricted stock units, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 163 million shares of common stock. As of December 31, 2024, there were nine million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense, including awards payable in common stock or cash, is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $236 million, $180 million and $150 million for the years ended December 31, 2024, 2023 and 2022, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2024, unrecognized costs related to unvested shares and stock options totaled $117 million. We expect substantially all unvested awards to vest and recognize forfeitures as they occur.

Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2024, there were 4.3 million unvested restricted stock awards. Restricted stock activity under the Plan for the years ended December 31, 2024, 2023 and 2022 is as follows:

Restricted stock award activity
	2024		2023		2022
	Restricted Stock Awards	Weighted-Average Grant Price	Restricted Stock Awards	Weighted-Average Grant Price	Restricted Stock Awards	Weighted-Average Grant Price
(in millions, except weighted avg grant price)
Outstanding at January 1	4.2	$40.51	3.1	$43.43	2.9	$45.66
Granted	2.6	40.75	2.7	39.63	1.9	42.45
Vested	(2.3)	40.60	(1.5)	44.79	(1.6)	46.31
Forfeited	(0.2)	40.49	(0.1)	40.94	(0.1)	45.51
Outstanding at December 31	4.3	$40.60	4.2	$40.51	3.1	$43.43

Delta Air Lines, Inc. | 2024 Form 10-K	87

Notes to the Consolidated Financial Statements
Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2024, there were 4.8 million outstanding exercisable stock option awards with a weighted average exercise price of $50.41. Stock option activity under the Plan for the years ended December 31, 2024, 2023 and 2022 is as follows:

Stock option activity
	2024		2023		2022
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
(in millions, except weighted avg grant price)
Outstanding at January 1	6.2	$50.42	6.2	$50.40	6.2	$50.41
Granted	—	—	—	—	—	—
Exercised(1)	(1.4)	50.35	—	39.78	—	—
Forfeited(1)	—	52.89	—	51.91	—	52.87
Outstanding at December 31	4.8	$50.41	6.2	$50.42	6.2	$50.40
(1)Forfeitures in 2024, 2023 and 2022 and exercises in 2023 occurred, but round to zero in the table above.

Performance Awards. Performance awards are dollar-denominated long-term incentive opportunities which are payable in cash to all participants. Potential performance award payments range from 0%-200% of a target level and are contingent upon our achieving certain financial and operational goals over a three-year performance period.

Performance Restricted Stock Units (PRSU). Performance restricted stock units are long-term incentive opportunities that provide executive officers with the right to receive shares of Delta stock based on our achievement of certain performance conditions at the end of a three-year period. PRSUs were first granted to executive officers in 2022. Potential payouts range from 0%-300% of a target level for the grants in 2022 and 2023 and range from 0%-200% of a target level for the grants in 2024. Based on the closing stock price at year end and contingent on achieving the specified performance conditions, the maximum shares that could be issued were 6.0 million, 3.3 million and 1.3 million for the years ended December 31, 2024, 2023 and 2022 respectively.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefits Liabilities(2)	Other	Tax Effect	Total
Balance at January 1, 2022	$(8,355)	$41	$1,184	$(7,130)
Changes in value	1,419	—	(330)	1,089
Reclassifications into earnings(1)	312	—	(72)	240
Balance at December 31, 2022	(6,624)	41	782	(5,801)
Changes in value	(303)	(1)	71	(233)
Reclassifications into earnings(1)	246	—	(57)	189
Balance at December 31, 2023	(6,681)	40	796	(5,845)
Changes in value	859	2	(199)	662
Reclassifications into earnings(1)	265	—	(61)	204
Balance at December 31, 2024	$(5,557)	$42	$536	$(4,979)
(1)Amounts reclassified from AOCI for pension and other benefits liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.
(2)Includes approximately $750 million of deferred income tax expense as a result of tax law changes and prior valuation allowance releases through continuing operations, that will not be recognized in net income until pension and other benefit obligations are fully extinguished.

Delta Air Lines, Inc. | 2024 Form 10-K	88

Notes to the Consolidated Financial Statements
NOTE 14. SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") and is used in resource allocation and performance assessments. Our executive leadership team, the Delta Leadership Committee (“DLC”), is our CODM. The DLC regularly reviews information for our two operating segments: our airline segment and our refinery segment.

The DLC uses operating income to evaluate segment performance. The DLC is involved in determining and reviewing projected operating income as part of the annual plan process. Throughout the year, the DLC considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the airline segment's fleet and network and to optimize the refinery segment's operations. The DLC also considers this information in strategic decisions related to capital allocations, including investments in fleet, ground, information technology and refinery assets, route and network development and human capital.

Airline Segment

Our airline segment is managed as a single business unit that provides scheduled air transportation for passengers and cargo throughout the U.S. and around the world and includes our loyalty program, as well as other ancillary businesses. This allows us to benefit from an integrated revenue pricing and route network. Our flight equipment forms one fleet, which is deployed through a single route scheduling system. When making resource allocation decisions, our CODM evaluates aggregated flight profitability data, which considers fleet type and route economics, but gives no weight to the financial impact of the resource allocation decision on a geographic region or mainline/regional carrier basis. Our objective in making resource allocation decisions is to optimize our consolidated financial results.

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

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We exchange the non-jet fuel products produced by the refinery with counterparties for jet fuel consumed in our airline operations. The gross fair value of the products exchanged under these agreements during the years ended December 31, 2024, 2023 and 2022 was $1.5 billion, $2.4 billion and $3.5 billion, respectively.

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

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis. Our income tax provision is determined on a consolidated basis and is not calculated at the segment level.

Delta Air Lines, Inc. | 2024 Form 10-K	89

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2024
Operating revenue	$57,001	$7,767	$(3,125)	(1)	$61,643
Airline salaries and related costs	16,161
Aircraft fuel and related costs	10,566
Refinery cost of goods sold(2)		7,234
Depreciation and amortization	2,513	113
Other segment items(3)	21,804	382
Operating income(4)	5,957	38			5,995
Interest expense, net	747	3	(3)		747
Other non-operating expense	590				590
Income before income taxes	4,620	35	3		4,658
Total assets, end of period	72,979	2,418	(25)		75,372
Capital expenditures	5,075	65			5,140
Year Ended December 31, 2023
Operating revenue	$54,669	$7,572	$(4,193)	(1)	$58,048
Airline salaries and related costs	14,607
Aircraft fuel and related costs	11,069
Refinery cost of goods sold(2)		6,665
Depreciation and amortization	2,341	94
Other segment items(3)	21,516	428
Operating income(4)	5,136	385			5,521
Interest expense, net	834	17	(17)		834
Other non-operating income	921				921
Income before income taxes	5,223	368	17		5,608
Total assets, end of period	71,529	2,174	(59)		73,644
Capital expenditures	5,088	235			5,323
Year Ended December 31, 2022
Operating revenue	$45,605	$10,706	$(5,729)	(1)	$50,582
Airline salaries and related costs	11,902
Aircraft fuel and related costs	11,482
Refinery cost of goods sold(2)		9,442
Depreciation and amortization	2,107	93
Other segment items(3)	17,230	394
Operating income(4)	2,884	777			3,661
Interest expense, net	1,029	12	(12)		1,029
Other non-operating expense	718				718
Income before income taxes	1,137	765	12		1,914
Total assets, end of period	69,355	3,039	(106)		72,288
Capital expenditures	6,217	149			6,366
(1)See table below for detail of the intersegment operating revenue amounts.
(2)Refinery cost of goods sold are included within aircraft fuel and related taxes and ancillary businesses and refinery in our income statement.
(3)The nature of other segment items for the airline segment are shown on the income statement and for the refinery segment include salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | 2024 Form 10-K	90

Notes to the Consolidated Financial Statements

Operating revenue intersegment sales/other
	Year Ended December 31,
(in millions)	2024	2023	2022
Sales to airline segment(1)	$(1,421)	$(1,535)	$(1,976)
Exchanged products(2)	(1,473)	(2,354)	(3,475)
Sales of refined products	(231)	(304)	(278)
Total operating revenue intersegment sales/other	$(3,125)	$(4,193)	$(5,729)
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

Basic and diluted earnings per share
	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net income	$3,457	$4,609	$1,318

Basic weighted average shares outstanding	641	639	638
Dilutive effect of share-based instruments	7	4	3
Diluted weighted average shares outstanding	648	643	641

Basic earnings per share	$5.39	$7.21	$2.07
Diluted earnings per share	$5.33	$7.17	$2.06

Delta Air Lines, Inc. | 2024 Form 10-K	91

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2024 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Delta Air Lines, Inc. | 2024 Form 10-K	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Delta Air Lines, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 11, 2025

Delta Air Lines, Inc. | 2024 Form 10-K	93

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings "Governance - Board Matters," "Proposal 1 - Election of Directors" and "Other Information - Delinquent Section 16(a) Reports" in our Proxy Statement to be filed with the Commission related to our 2025 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Certain information regarding Delta's executive officers is contained in Part I of this Form 10-K under the heading "Information About Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2024.

Equity compensation plan information
Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	10,774,202	$22.35	9,053,334
Equity compensation plans not approved by securities holders	—	—	—
Total	10,774,202	$22.35	9,053,334
(1)Includes a maximum of 5,998,521 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance restricted share awards as of December 31, 2024.
(2)Includes performance restricted share awards, which do not have exercise prices. The weighted average exercise price of outstanding options at December 31, 2024 was $50.41.
(3)Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 4,324,916 shares of restricted stock remained unvested and subject to forfeiture as of December 31, 2024, these shares could again be available for issuance.

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

Delta Air Lines, Inc. | 2024 Form 10-K	94

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
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

(3). Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.11 through 10.20.

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

10.1
Amended and Restated Credit Agreement, dated as of November 6, 2023, among Delta Air Lines, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2023).*

10.2(a)
Payroll Support Program Agreement, dated as of April 20, 2020, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*

Delta Air Lines, Inc. | 2024 Form 10-K	95

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

10.4(a)
Payroll Support Program 3 Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.4(b)
Warrant Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (including Form of Warrant to Purchase Common Stock) (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.5(a)
Term Loan Credit and Guaranty Agreement, dated as of September 23, 2020, among Delta Air Lines, Inc., SkyMiles IP Ltd., the guarantors party thereto, Barclays Bank PLC, as administrative agent, U.S. Bank National Association, as collateral administrator, and the lenders party thereto (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020).*

10.5(b)
First Amendment to Term Loan Credit and Guaranty dated as of December 4, 2022 among SkyMiles IP Ltd., Delta Air Lines, Inc. and Barclays Bank PLC, as administrative agent (Filed as Exhibit 10.6(b) to Delta's Annual Report on form 10-K for the year ended December 31, 2022).*

10.6(a)
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.6(b)
Sixth Supplement to Anchor Tenant Agreement dated as of April 8, 2022 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).*

10.7
Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.8(a)	Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc.**

10.8(b)
Amendment No. 3, dated May 10, 2017, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 3").**

10.8(c)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 3.**

10.8(d)
Amendment No. 8, dated as of October 30, 2018, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 8").**

10.8(e)	Letter Agreements, dated as of October 30, 2018, relating to Amendment No. 8.**

Delta Air Lines, Inc. | 2024 Form 10-K	96

10.8(f)
Amendment No 11, dated as of July 30, 2020 to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.1(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(g)
Amended and Restated Letter Agreement No. 1, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(h)
Amended and Restated Letter Agreement No. 4, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(c) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(i)
Amendment No. 18 dated as of January 11, 2024, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 18") (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*/**

10.8(j)	Letter Agreements, dated as of January 11, 2024, relating to Amendment No. 18 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*/**

10.9(a)	Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc.**

10.9(b)
Amendment No. 2, dated as of July 30, 2020 to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.9(c)
Amended and Restated Letter Agreement No. 3, dated as of July 30, 2020, relating to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.9(d)
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
Amended and Restated Letter Agreements No. 3 related to Amendment No. 4, dated August 20, 2021 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*/**

10.10(a)
Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*/**

10.10(b)
Supplemental Agreement No. 3, dated September 18, 2024, to Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft ("Supplemental Agreement No. 3") (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).*/**

10.10(c)	Letter Agreements, dated September 18, 2024, relating to Supplemental Agreement No. 3 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).*/**

10.11	Delta Air Lines, Inc. Performance Compensation Plan (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.12(a)
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

Delta Air Lines, Inc. | 2024 Form 10-K	97

10.12(b)
Amendment to Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.15(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.13	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).*

10.14	Delta Air Lines, Inc. Management Incentive Plan (As Amended and Restated December 1, 2023). (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended December 31, 2023).*

10.15	Model Award Agreement for the Delta Air Lines, Inc. 2022 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*

10.16	Model Award Agreement for the Delta Air Lines, Inc. 2023 Long-Term Incentive Program.

10.17	Model Award Agreement for the Delta Air Lines, Inc. 2024 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.18	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.19	Terms of 2024 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).*

10.20
Separation Agreement and General Release, dated August 22, 2024, by and between Delta Air Lines, Inc. and Michael Spanos (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).*

19.1	Delta Air Lines, Inc. Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

97	Delta Air Lines, Inc. Executive Officer Clawback Policy (Filed as Exhibit 97 to Delta's Annual Report on Form 10-K for the year ended December 31, 2023).*

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101)

*	Incorporated by reference.

**	Portions of this exhibit have been omitted as confidential information.

Delta Air Lines, Inc. | 2024 Form 10-K	98

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Delta Air Lines, Inc. | 2024 Form 10-K	99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2025.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Delta Air Lines, Inc. | 2024 Form 10-K	100

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 11th day of February, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Daniel C. Janki	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Daniel C. Janki

/s/ William C. Carroll	Senior Vice President - Controller (Principal Accounting Officer)
William C. Carroll

/s/ Christophe Beck	Director
Christophe Beck

/s/ Maria Black	Director
Maria Black

/s/ Willie CW Chiang	Director
Willie CW Chiang

/s/ Greg Creed	Director
Greg Creed

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ Leslie D. Hale	Director
Leslie D. Hale

/s/ Christopher A. Hazleton	Director
Christopher A. Hazleton

/s/ Michael P. Huerta	Director
Michael P. Huerta

Director
Judith J. McKenna

/s/ Vasant M. Prabhu	Director
Vasant M. Prabhu

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ David S. Taylor	Chairman of the Board
David S. Taylor

/s/ Kathy N. Waller	Director
Kathy N. Waller

Delta Air Lines, Inc. | 2024 Form 10-K	101