Form 10-Q
period 2025-03-31
DELTA AIR LINES, INC.
filed 2025-04-09
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2025
Common Stock, $0.0001 par value - 652,955,169 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. | March 2025 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2025, the related condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of cash flows, and consolidated statements of stockholders' equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 11, 2025, we expressed an unqualified audit opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 9, 2025

Delta Air Lines, Inc. | March 2025 Form 10-Q	2

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,711	$3,069
Accounts receivable, net of allowance for uncollectible accounts of $18 and $18	3,652	3,224
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $128 and $120	1,486	1,428
Prepaid expenses and other	2,387	2,123
Total current assets	11,236	9,844

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $23,708 and $23,228	38,171	37,595
Operating lease right-of-use assets	6,542	6,644
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $922 and $919	5,972	5,975
Equity investments	2,819	2,846
Other noncurrent assets	2,849	2,715
Total noncurrent assets	66,106	65,528
Total assets	$77,342	$75,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,938	$2,175
Current maturities of operating leases	752	763
Air traffic liability	10,023	7,094
Accounts payable	4,809	4,650
Accrued salaries and related benefits	3,333	4,762
Loyalty program deferred revenue	4,425	4,314
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,319	1,812
Total current liabilities	29,699	26,670

Noncurrent Liabilities:
Debt and finance leases	12,886	14,019
Noncurrent operating leases	5,704	5,814
Pension, postretirement and related benefits	3,117	3,144
Loyalty program deferred revenue	4,553	4,512
Deferred income taxes, net	2,229	2,176
Other noncurrent liabilities	3,707	3,744
Total noncurrent liabilities	32,196	33,409

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 659,478,443 and 654,571,606 shares issued	—	—
Additional paid-in capital	11,698	11,740
Retained earnings	8,925	8,783
Accumulated other comprehensive loss	(4,938)	(4,979)
Treasury stock, at cost, 6,523,274 and 8,098,971 shares	(238)	(251)
Total stockholders' equity	15,447	15,293
Total liabilities and stockholders' equity	$77,342	$75,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2025 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Operating Revenue:
Passenger	$11,480	$11,131
Cargo	208	178
Other	2,352	2,439
Total operating revenue	14,040	13,748

Operating Expense:
Salaries and related costs	4,083	3,791
Aircraft fuel and related taxes	2,410	2,598
Ancillary businesses and refinery	1,250	1,370
Contracted services	1,121	1,024
Landing fees and other rents	851	748
Aircraft maintenance materials and outside repairs	646	679
Regional carrier expense	613	550
Depreciation and amortization	607	615
Passenger commissions and other selling expenses	552	550
Passenger service	430	413
Aircraft rent	137	136
Profit sharing	124	125
Other	647	535
Total operating expense	13,471	13,134

Operating Income	569	614

Non-Operating Expense:
Interest expense, net	(179)	(205)
Gain/(loss) on investments, net	(40)	(227)
Loss on extinguishment of debt	—	(4)
Miscellaneous, net	(30)	(56)
Total non-operating expense, net	(249)	(492)

Income Before Income Taxes	320	122

Income Tax Provision	(80)	(85)

Net Income	$240	$37

Basic Earnings Per Share	$0.37	$0.06
Diluted Earnings Per Share	$0.37	$0.06

Comprehensive Income	$281	$89

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2025 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net Cash Provided by Operating Activities	$2,378	$2,408

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(987)	(883)
Ground property and equipment, including technology	(237)	(310)
Redemption of short-term investments	—	546
Other, net	—	10
Net cash used in investing activities	(1,224)	(637)

Cash Flows from Financing Activities:
Payments on debt and finance lease obligations	(531)	(712)
Cash dividends	(99)	(64)
Other, net	(4)	(11)
Net cash used in financing activities	(634)	(787)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	520	984
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,421	3,395
Cash, cash equivalents and restricted cash equivalents at end of period	$3,941	$4,379

Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$75	$(34)
Flight and ground equipment acquired or modified under finance leases	—	6
Operating leases converted to finance leases	149	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2025	2024
Current assets:
Cash and cash equivalents	$3,711	$3,877
Restricted cash included in prepaid expenses and other	89	126
Noncurrent assets:
Restricted cash included in other noncurrent assets	141	376
Total cash, cash equivalents and restricted cash equivalents	$3,941	$4,379

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2025 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2024	655	$—	$11,740	$8,783	$(4,979)	8	$(251)	$15,293
Net income	—	—	—	240	—	—	—	240
Dividends declared ($0.15 per share)	—	—	—	(98)	—	—	—	(98)
Other comprehensive income	—	—	—	—	41	—	—	41
Common stock issued for employee equity awards(1)	—	—	(51)	—	—	(1)	13	(38)
Stock options exercised	—	—	9	—	—	—	—	9
Warrants exercised	5	—	—	—	—	—	—	—
Balance at March 31, 2025	660	$—	$11,698	$8,925	$(4,938)	7	$(238)	$15,447
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $67.95 in the March 2025 quarter.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2023	655	$—	$11,641	$5,650	$(5,845)	11	$(341)	$11,105
Net income	—	—	—	37	—	—	—	37
Dividends declared ($0.10 per share)	—	—	—	(65)	—	—	—	(65)
Other comprehensive income	—	—	—	—	52	—	—	52
Common stock issued for employee equity awards(1)	2	—	47	—	—	1	(25)	22
Balance at March 31, 2024	657	$—	$11,688	$5,622	$(5,793)	12	$(366)	$11,151
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.83 in the March 2024 quarter.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2025 Form 10-Q	6

Notes to the Condensed Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2024.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2025 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended March 31,
(in millions)	2025	2024
Ticket	$10,068	$9,833
Loyalty travel awards	940	844
Travel-related services	472	454
Passenger revenue	$11,480	$11,131

Ticket

We recognized approximately $4.1 billion and $3.9 billion in passenger revenue during the three months ended March 31, 2025 and 2024, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2025 and 2024, total cash sales from marketing agreements related to our loyalty program were $1.9 billion and $1.8 billion, respectively, which are allocated to travel and other performance obligations.

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

Delta Air Lines, Inc. | March 2025 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2025	2024
Balance at January 1	$8,826	$8,420
Miles earned	1,152	1,021
Miles redeemed for air travel	(940)	(844)
Miles redeemed for non-air travel and other	(60)	(56)
Balance at March 31	$8,978	$8,541

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Other Revenue

	Three Months Ended March 31,
(in millions)	2025	2024
Refinery	$1,062	$1,185
Loyalty program	807	795
Ancillary businesses	189	180
Miscellaneous	294	279
Other revenue	$2,352	$2,439

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

Passenger revenue by geographic region
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic	$8,101	$7,983
Atlantic	1,372	1,305
Latin America	1,334	1,265
Pacific	673	578
Total	$11,480	$11,131

Operating revenue by geographic region
	Three Months Ended March 31,
(in millions)	2025	2024
Domestic	$10,055	$10,031
Atlantic	1,646	1,581
Latin America	1,523	1,442
Pacific	816	694
Total	$14,040	$13,748

Delta Air Lines, Inc. | March 2025 Form 10-Q	8

Notes to the Condensed Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$2,343	$2,343	$—	$—
Restricted cash equivalents	230	230	—	—
Long-term investments and related	2,340	2,049	171	120
Fuel hedge contracts	(39)	—	(39)	—

(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$1,619	$1,619	$—	$—
Restricted cash equivalents	351	351	—	—
Long-term investments and related	2,372	2,085	160	127
Fuel hedge contracts	(17)	—	(17)	—

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized losses of $20 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three months ended March 31, 2025, compared to losses of $96 million for the three months ended March 31, 2024. The losses recognized during the first three months of 2025 were composed of $22 million of mark-to-market losses and $2 million of settlement gains on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

Delta Air Lines, Inc. | March 2025 Form 10-Q	9

Notes to the Condensed Consolidated Financial Statements
NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Air France-KLM	Fair Value	3%	3%	$68	$62
China Eastern	Fair Value	2%	2%	151	155
Grupo Aeroméxico	Equity Method	20%	20%	367	354
Hanjin KAL	Fair Value(1)	15%	15%	547	507
LATAM	Fair Value	10%	10%	950	837
Unifi Aviation	Equity Method	49%	49%	143	146
Wheels Up	Fair Value(2)	38%	38%	266	435
Other investments	Various			327	350
Equity investments				$2,819	$2,846
(1)At March 31, 2025, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.

NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at March 31, 2025			March 31, 2025	December 31, 2024
Unsecured Payroll Support Program Loans(1)	2030	to	2031	1.00%			$3,496	$3,496
Unsecured notes	2026	to	2029	3.75%	to	7.38%	1,575	1,575
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2025	to	2028	4.50%	and	4.75%	3,833	3,970
SkyMiles Term Loan(2)(3)	2025	to	2027	8.04%			719	784
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,522	3,591
Financing arrangements secured by aircraft:
Certificates(2)	2025	to	2028	2.00%	to	8.00%	984	992
Notes(2)(3)	2025	to	2033	6.55%	to	6.61%	85	87
Financing arrangements secured by slots, gates and/or routes:
Senior Secured Notes	2025			7.00%			812	812
Other financings	2030			5.00%			66	66
Corporate Revolving Credit Facility(3)	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(3)	2025	to	2026	Undrawn			—	—
Total secured and unsecured debt							$15,092	$15,373
Unamortized (discount)/premium and debt issue cost, net and other							(16)	(26)
Total debt							$15,076	$15,347
Less: current maturities							(2,644)	(1,801)
Total long-term debt							$12,432	$13,546
(1)Interest rates on the Payroll Support Program loans are 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The applicable interest rates will begin to adjust for each loan in April 2025, January 2026 and April 2026.
(2)Due in installments during the years shown above.
(3)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.

Availability Under Revolving Credit Facilities

As of March 31, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Delta Air Lines, Inc. | March 2025 Form 10-Q	10

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

Fair value of outstanding debt
(in millions)	March 31, 2025	December 31, 2024
Net carrying amount	$15,076	$15,347
Fair value	$15,100	$15,300

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at March 31, 2025.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Employee benefit plans net periodic cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2025	2024	2025	2024
Three Months Ended March 31,
Service cost(1)	$4	$3	$33	$23
Interest cost	208	201	45	45
Expected return on plan assets	(267)	(263)	—	(1)
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	50	62	5	5
Net periodic cost	$(5)	$3	$82	$71
(1)Service cost relates to the market based cash balance plan. There is no service cost associated with traditional frozen defined benefit plans.

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

We also sponsor defined benefit pension plans for eligible employees in certain foreign countries which have immaterial obligations. These plans are not included in the net periodic cost table above.

Delta Air Lines, Inc. | March 2025 Form 10-Q	11

Notes to the Condensed Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $17.6 billion at March 31, 2025.

Aircraft purchase commitments(1)
(in millions)	Total
Nine months ending December 31, 2025	$2,590
2026	3,750
2027	5,750
2028	3,880
2029	1,260
Thereafter	370
Total	$17,600
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints. During the March 2025 quarter, Delta was notified that certain aircraft deliveries would be delayed from 2026 to 2027. These new delivery dates are reflected in the table above.

Our future aircraft purchase commitments included the following aircraft at March 31, 2025:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	69
A321-200neo	82
A330-900neo	6
A350-900	8
A350-1000	20
B-737-10	100
Total	285

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2025	$(5,557)	$42	$536	$(4,979)
Changes in value	—	1	—	1
Reclassifications into earnings(1)	52	—	(12)	40
Balance at March 31, 2025	$(5,505)	$43	$524	$(4,938)

Balance at January 1, 2024	$(6,681)	$40	$796	$(5,845)
Reclassifications into earnings(1)	66	—	(14)	52
Balance at March 31, 2024	$(6,615)	$40	$782	$(5,793)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | March 2025 Form 10-Q	12

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

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2025
Operating revenue	$12,978	$1,698	$(636)	(1)	$14,040
Airline salaries and related costs	4,083
Aircraft fuel and related costs	2,410
Refinery cost of goods sold(2)		1,562
Depreciation and amortization	607	28
Other segment items(3)	5,308	109
Operating income/(loss)(4)	570	(1)			569
Interest expense, net	179	1	(1)		179
Other non-operating expense	70				70
Income/(loss) before income taxes	321	(2)	1		320
Total assets, end of period	75,043	2,359	(60)		77,342
Capital expenditures	1,187	37			1,224

Three Months Ended March 31, 2024
Operating revenue	$12,563	$2,049	$(864)	(1)	$13,748
Airline salaries and related costs	3,791
Aircraft fuel and related costs	2,598
Refinery cost of goods sold(2)		1,873
Depreciation and amortization	615	27
Other segment items(3)	4,994	100
Operating income(4)	565	49			614
Interest expense, net	205	5	(5)		205
Other non-operating expense	287				287
Income before income taxes	73	44	5		122
Total assets, end of period	72,875	2,123	(29)		74,969
Capital expenditures	1,178	15			1,193
(1)See table below for detail of the intersegment operating revenue amounts.
(2)Refinery cost of goods sold are included within aircraft fuel and related taxes and ancillary businesses and refinery in our income statement.
(3)The nature of other segment items for the airline segment are shown on our income statement and for the refinery segment include salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | March 2025 Form 10-Q	13

Notes to the Condensed Consolidated Financial Statements

Intersegment Sales/Other
	Three Months Ended March 31,
(in millions)	2025	2024
Sales to airline segment (1)	$(260)	$(386)
Exchanged products (2)	(341)	(439)
Sales of refined products	(35)	(39)
Total operating revenue intersegment sales/other	$(636)	$(864)
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

Basic and diluted earnings per share
	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net income	$240	$37

Basic weighted average shares outstanding	644	640
Dilutive effect of share-based instruments	8	5
Diluted weighted average shares outstanding	652	645

Basic earnings per share	$0.37	$0.06
Diluted earnings per share	$0.37	$0.06

Delta Air Lines, Inc. | March 2025 Form 10-Q	14

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes included in our 2024 Form 10-K.

March 2025 Quarter Financial Highlights

Our operating income for the March 2025 quarter was $569 million, a decrease of $45 million compared to the March 2024 quarter.

Revenue. Compared to the March 2024 quarter, our total revenue increased $292 million, or 2%, due to strength in demand for premium products and long-haul international travel and a 4% increase in capacity. Passenger revenue increased $349 million compared to the March 2024 quarter on an increase in revenue for premium products and loyalty travel awards. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the March 2025 quarter by $415 million, or 3.3%, compared to the March 2024 quarter.

Operating Expense. Total operating expense in the March 2025 quarter increased $337 million, or 3%, compared to the March 2024 quarter, primarily due to costs associated with the 4% increase in capacity, higher employee costs from increased wages, and increased landing fees and other rents partially offset by lower aircraft fuel and related taxes. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the March 2025 quarter increased $465 million, or 4%, compared to the March 2024 quarter.

Our total operating cost per available seat mile ("CASM") decreased 2% compared to the March 2024 quarter, while non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 2.6%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of March 31, 2025 was $6.8 billion.

During the March 2025 quarter, operating activities generated $2.4 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Total cash sales to American Express were $1.9 billion in the March 2025 quarter, an increase of approximately 13% compared to the March 2024 quarter.

Cash flows used in investing activities during the quarter totaled $1.2 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $1.3 billion in the March 2025 quarter. Additionally, we had cash outflows of $531 million related to repayments of our debt and finance leases.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | March 2025 Form 10-Q	15

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended March 31, 2025 and 2024

Total Operating Revenue

	Three Months Ended March 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2025		2024
Ticket - Main cabin	$5,361		$5,425		$(64)		(1)%
Ticket - Premium products	4,707		4,408		299		7%
Loyalty travel awards	940		844		96		11%
Travel-related services	472		454		18		4%
Passenger revenue	$11,480		$11,131		$349		3%
Cargo	208		178		30		17%
Other	2,352		2,439		(87)		(4)%
Total operating revenue	$14,040		$13,748		$292		2%

TRASM (cents)	20.53	¢	20.98	¢	(0.45)	¢	(2)%
Third-party refinery sales	(1.55)		(1.81)		0.26		(14)%
TRASM, adjusted(2)	18.97	¢	19.17	¢	(0.20)	¢	(1.0)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total Revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the March 2024 quarter, total revenue increased $292 million, or 2%, due to strength in demand for premium products and long-haul international travel and a 4% increase in capacity.

See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2024
(in millions)	Three Months Ended March 31, 2025	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,101	1%	—%	4%	1%	(3)%	(3)	pts
Atlantic	1,372	5%	—%	(3)%	5%	8%	2	pts
Latin America	1,334	5%	6%	8%	—%	(2)%	(1)	pt
Pacific	673	16%	25%	16%	(7)%	1%	6	pts
Total	$11,480	3%	3%	4%	—%	(1)%	(1.3)	pts

Domestic

Domestic passenger revenue increased 1% in the March 2025 quarter compared to the March 2024 quarter on a 4% increase in capacity. Domestic revenue growth was primarily driven by strength in demand for premium products, which was mitigated by softness in main cabin demand on reduced consumer and corporate confidence caused by increased macro uncertainty, particularly toward the end of the quarter.

International

International passenger revenue for the March 2025 quarter increased compared to the March 2024 quarter in each geographic region. The Atlantic region continues to experience strong demand for travel. Our Latin America and Pacific regions revenue reflects the continued maturation of our joint ventures and network restoration.

Delta Air Lines, Inc. | March 2025 Form 10-Q	16

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Refinery	$1,062	$1,185	$(123)	(10)%
Loyalty program	807	795	12	2%
Ancillary businesses	189	180	9	5%
Miscellaneous	294	279	15	5%
Other revenue	$2,352	$2,439	$(87)	(4)%

Refinery. Refinery sales to third parties decreased $123 million compared to the March 2024 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

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

Delta Air Lines, Inc. | March 2025 Form 10-Q	17

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Salaries and related costs	$4,083	$3,791	$292	8%
Aircraft fuel and related taxes	2,410	2,598	(188)	(7)%
Ancillary businesses and refinery	1,250	1,370	(120)	(9)%
Contracted services	1,121	1,024	97	9%
Landing fees and other rents	851	748	103	14%
Aircraft maintenance materials and outside repairs	646	679	(33)	(5)%
Regional carrier expense	613	550	63	11%
Depreciation and amortization	607	615	(8)	(1)%
Passenger commissions and other selling expenses	552	550	2	—%
Passenger service	430	413	17	4%
Aircraft rent	137	136	1	1%
Profit sharing	124	125	(1)	(1)%
Other	647	535	112	21%
Total operating expense	$13,471	$13,134	$337	3%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 5% effective June 1, 2024 and 4% for Delta pilots on January 1, 2025.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $188 million compared to the March 2024 quarter primarily due to a 13% decrease in the market price of jet fuel offset by a 5% increase in consumption on a 4% increase in capacity. We expect that fuel consumption for the remainder of 2025 will increase compared to 2024 aligned with capacity, partially offset by improvements in the fuel efficiency of our fleet. The refinery generated a small operating loss resulting in no incremental cost per gallon compared to a benefit of five cents per gallon in the March 2024 quarter. We expect jet fuel prices to remain volatile.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended March 31,		Increase (Decrease)	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Fuel purchase cost(1)	$2,387	$2,620	$(233)	$2.45	$2.81	$(0.36)
Fuel hedge impact	22	27	(5)	0.02	0.03	(0.01)
Refinery segment impact	1	(49)	50	—	(0.05)	0.05
Total fuel expense	$2,410	$2,598	$(188)	$2.47	$2.79	$(0.32)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation package operations. Refinery sales to third parties decreased $123 million compared to the March 2024 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the March 2024 quarter.

Regional Carrier Expense. The increase in regional carrier expense primarily resulted from higher volume of regional flights.

Other. The increase in other is primarily due to higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs.

Delta Air Lines, Inc. | March 2025 Form 10-Q	18

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended March 31,		Favorable (Unfavorable)
(in millions)	2025	2024
Interest expense, net	$(179)	$(205)	$26
Gain/(loss) on investments, net	(40)	(227)	187
Loss on extinguishment of debt	—	(4)	4
Miscellaneous, net	(30)	(56)	26
Total non-operating expense, net	$(249)	$(492)	$243

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2024, we made payments of $4.0 billion related to our debt and finance lease obligations. We have continued to pay down our debt during the three months ended March 31, 2025 with $531 million of payments on debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

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

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic cost, charitable contributions, our share of our equity method investments' results, dividends received from our equity investees and foreign exchange gains/(losses).

Income Taxes

We project our annual effective tax rate for 2025 will be between 24% and 26%. In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period.

Delta Air Lines, Inc. | March 2025 Form 10-Q	19

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery regularly optimizes its sales and exchange activities based on market conditions. The refinery generated a small operating loss in the three months ended March 31, 2025 compared to operating income in the three months ended March 31, 2024, primarily as a result of lower pricing of refined products.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended March 31,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024
Exchanged products	$341	$439	$(98)
Sales of refined products	35	39	(4)
Sales to airline segment	260	386	(126)
Third party refinery sales	1,062	1,185	(123)
Operating revenue	$1,698	$2,049	$(351)

Operating (loss)/income	$(1)	$49	$(50)
Refinery segment impact on airline average price per fuel gallon	$—	$(0.05)	$0.05

Operating Statistics

	Three Months Ended March 31,				% Increase (Decrease)
Consolidated(1)	2025		2024
Revenue passenger miles (in millions) ("RPM")	55,678		54,207		3%
Available seat miles (in millions) ("ASM")	68,401		65,542		4%
Passenger mile yield	20.62	¢	20.53	¢	—%
Passenger revenue per available seat mile ("PRASM")	16.78	¢	16.98	¢	(1)%
Total revenue per available seat mile ("TRASM")	20.53	¢	20.98	¢	(2)%
TRASM, adjusted(2)	18.97	¢	19.17	¢	(1.0)%
Cost per available seat mile ("CASM")	19.69	¢	20.04	¢	(2)%
CASM-Ex(2)	14.44	¢	14.08	¢	2.6%
Passenger load factor	81.4%		82.7%		(1.3)	pts
Fuel gallons consumed (in millions)	976		931		5%
Average price per fuel gallon(3)	$2.47		$2.79		(11)%
Average price per fuel gallon, adjusted(2)(3)	$2.45		$2.76		(11)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | March 2025 Form 10-Q	20

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at March 31, 2025 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	5.3
A220-300	31	—	—	31	2.3	69
A319-100	57	—	—	57	23.1
A320-200	54	—	—	54	29.0
A321-200	77	8	42	127	6.3
A321-200neo	73	—	—	73	1.6	82	70
A330-200	11	—	—	11	20.0
A330-300	28	—	3	31	16.2
A330-900neo	26	2	5	33	2.8	6	10
A350-900	25	—	11	36	5.0	8	10
A350-1000	—	—	—	—	—	20
B-717-200	48	32	—	80	23.5
B-737-800	73	4	—	77	23.5
B-737-900ER	119	—	44	163	9.2
B-737-10	—	—	—	—	—	100	30
B-757-200	86	—	—	86	27.1
B-757-300	16	—	—	16	22.1
B-767-300ER	39	—	—	39	28.6
B-767-400ER	21	—	—	21	24.2
Total	829	46	105	980	14.9	285	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at March 31, 2025.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(3)	14	121	—	—	135
SkyWest Airlines, Inc.	5	35	—	86	126
Republic Airways, Inc.	—	—	11	46	57
Total	19	156	11	132	318
(1)We own 197 and have operating leases for two of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are six owned CRJ-700 aircraft and one operating leased CRJ-900 aircraft which are temporarily parked as of March 31, 2025.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | March 2025 Form 10-Q	21

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of March 31, 2025, we had $6.8 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of March 31, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $2.4 billion in both the three months ended March 31, 2025 and 2024. We expect to continue generating positive cash flows from operations during the remainder of 2025.

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

Fuel. Fuel expense represented approximately 18% and 20% of our total operating expense for the three months ended March 31, 2025 and 2024, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption was higher during the three months ended March 31, 2025 compared to the prior year period due to the increase in capacity. We expect that fuel consumption for the remainder of 2025 will increase compared to 2024 aligned with capacity, partially offset by improvements in the fuel efficiency of our fleet.

Profit Sharing. We paid $1.4 billion in profit sharing payments in February 2025 related to our 2024 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to eligible employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the three months ended March 31, 2025, we accrued $124 million in profit sharing expense based on the year-to-date performance and current expectations for 2025 profit.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $1.9 billion in the three months ended March 31, 2025, an increase of 13% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Delta Air Lines, Inc. | March 2025 Form 10-Q	22

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Capital Expenditures. Our capital expenditures were $1.2 billion for both the three months ended March 31, 2025 and 2024. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2025 capital spend of approximately $5.0 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

Financing Activities

Debt and Finance Leases. In the three months ended March 31, 2025, we had cash outflows of $531 million related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

In February 2025, Moody's credit rating agency upgraded its rating for Delta to Baa2, an investment grade rating. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on our debt agreements.

Capital Return to Shareholders. In the March 2025 quarter, the Board of Directors approved a quarterly dividend of $0.15 per share which we paid on March 20, 2025 for total cash dividends of $99 million.

Covenants. We were in compliance with the covenants in our debt agreements at March 31, 2025.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | March 2025 Form 10-Q	23

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

Total revenue, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2025	2024
Total revenue	$14,040	$13,748
Adjusted for:
Third-party refinery sales	(1,062)	(1,185)
Total revenue, adjusted	$12,978	$12,563

Operating expense, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2025	2024
Operating expense	$13,471	$13,134
Adjusted for:
Third-party refinery sales	(1,062)	(1,185)
MTM adjustments and settlements on hedges	(22)	(27)
Operating expense, adjusted	$12,388	$11,923

Delta Air Lines, Inc. | March 2025 Form 10-Q	24

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions, except per gallon data)	2025	2024	2025	2024
Total fuel expense	$2,410	$2,598	$2.47	$2.79
Adjusted for:
MTM adjustments and settlements on hedges	(22)	(27)	(0.02)	(0.03)
Total fuel expense, adjusted	$2,388	$2,571	$2.45	$2.76

TRASM, adjusted reconciliation
	Three Months Ended March 31,
	2025		2024
TRASM (cents)	20.53	¢	20.98	¢
Adjusted for:
Third-party refinery sales	(1.55)		(1.81)
TRASM, adjusted	18.97	¢	19.17	¢

CASM-Ex reconciliation
	Three Months Ended March 31,
	2025		2024
CASM (cents)	19.69	¢	20.04	¢
Adjusted for:
Aircraft fuel and related taxes	(3.52)		(3.96)
Third-party refinery sales	(1.55)		(1.81)
Profit sharing	(0.18)		(0.19)
CASM-Ex	14.44	¢	14.08	¢

Free Cash Flow

The following table shows a reconciliation of net cash provided by operating and used in investing activities (GAAP measures) to free cash flow (a non-GAAP financial measure). We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

•Pension plan contributions. Cash flows related to pension funding are included in our GAAP operating activities. We adjust to exclude these contributions to allow investors to understand the cash flows related to our core operations.
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

Free cash flow reconciliation
(in millions)	Three Months Ended March 31, 2025
Net cash provided by operating activities	$2,378
Net cash used in investing activities	(1,224)
Adjusted for:
Pension plan contributions	10
Net cash flows related to certain airport construction projects and other	116
Free cash flow	$1,280

Delta Air Lines, Inc. | March 2025 Form 10-Q	25

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2025 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2025 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Shares purchased / withheld from employee awards during the March 2025 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 2025	666,367	$67.18	666,367	$—
February 2025	487,755	$69.04	487,755	$—
March 2025	1,634	$55.39	1,634	$—
Total	1,155,756		1,155,756

Delta Air Lines, Inc. | March 2025 Form 10-Q	26

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)		Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)		Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2		Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1		Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1		Model Award Agreement for the Delta Air Lines, Inc. 2025 Long-Term Incentive Program.

15		Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1		Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

31.2		Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

	*	Incorporated by reference.

Delta Air Lines, Inc. | March 2025 Form 10-Q	27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
April 9, 2025

Delta Air Lines, Inc. | March 2025 Form 10-Q	28