Form 10-Q
period 2025-06-30
DELTA AIR LINES, INC.
filed 2025-07-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2025
Common Stock, $0.0001 par value - 652,948,402 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. | June 2025 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2025, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2025 and 2024, condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 10, 2025

Delta Air Lines, Inc. | June 2025 Form 10-Q	2

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,331	$3,069
Accounts receivable, net of allowance for uncollectible accounts of $17 and $18	3,755	3,224
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $112 and $120	1,525	1,428
Prepaid expenses and other	2,371	2,123
Total current assets	10,982	9,844

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $23,797 and $23,228	38,926	37,595
Operating lease right-of-use assets	6,335	6,644
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $924 and $919	5,970	5,975
Equity investments	3,556	2,846
Other noncurrent assets	2,873	2,715
Total noncurrent assets	67,413	65,528
Total assets	$78,395	$75,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,220	$2,175
Current maturities of operating leases	745	763
Air traffic liability	8,893	7,094
Accounts payable	5,063	4,650
Accrued salaries and related benefits	3,822	4,762
Loyalty program deferred revenue	4,498	4,314
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,213	1,812
Total current liabilities	28,554	26,670

Noncurrent Liabilities:
Debt and finance leases	12,836	14,019
Noncurrent operating leases	5,479	5,814
Pension, postretirement and related benefits	3,087	3,144
Loyalty program deferred revenue	4,573	4,512
Deferred income taxes, net	2,626	2,176
Other noncurrent liabilities	3,800	3,744
Total noncurrent liabilities	32,401	33,409

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 659,454,513 and 654,571,606 shares issued	—	—
Additional paid-in capital	11,744	11,740
Retained earnings	10,833	8,783
Accumulated other comprehensive loss	(4,899)	(4,979)
Treasury stock, at cost, 6,506,111 and 8,098,971 shares	(238)	(251)
Total stockholders' equity	17,440	15,293
Total liabilities and stockholders' equity	$78,395	$75,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2025 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Operating Revenue:
Passenger	$13,867	$13,841	$25,347	$24,972
Cargo	212	199	421	377
Other	2,569	2,618	4,920	5,057
Total operating revenue	16,648	16,658	30,688	30,406

Operating Expense:
Salaries and related costs	4,402	4,012	8,485	7,803
Aircraft fuel and related taxes	2,458	2,813	4,869	5,410
Ancillary businesses and refinery	1,409	1,463	2,659	2,833
Contracted services	1,155	1,041	2,276	2,065
Landing fees and other rents	878	766	1,729	1,515
Regional carrier expense	651	580	1,264	1,130
Aircraft maintenance materials and outside repairs	591	684	1,237	1,363
Passenger commissions and other selling expenses	673	672	1,224	1,222
Depreciation and amortization	602	620	1,209	1,235
Passenger service	482	463	912	876
Profit sharing	470	519	594	644
Aircraft rent	137	138	274	274
Other	638	620	1,285	1,155
Total operating expense	14,546	14,391	28,017	27,525

Operating Income	2,102	2,267	2,671	2,881

Non-Operating Income/(Expense):
Interest expense, net	(172)	(188)	(350)	(394)
Gain/(loss) on investments, net	735	(196)	696	(423)
Loss on extinguishment of debt	(20)	(32)	(20)	(36)
Miscellaneous, net	(71)	(78)	(102)	(133)
Total non-operating income/(expense), net	472	(494)	224	(986)

Income Before Income Taxes	2,574	1,773	2,895	1,895

Income Tax Provision	(444)	(468)	(525)	(553)

Net Income	$2,130	$1,305	$2,370	$1,342

Basic Earnings Per Share	$3.28	$2.04	$3.66	$2.10
Diluted Earnings Per Share	$3.27	$2.01	$3.63	$2.08

Comprehensive Income	$2,169	$1,358	$2,450	$1,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2025 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Net Cash Provided by Operating Activities	$4,235	$4,857

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,983)	(1,891)
Ground property and equipment, including technology	(450)	(611)
Redemption of short-term investments	—	1,013
Other, net	10	43
Net cash used in investing activities	(2,423)	(1,446)

Cash Flows from Financing Activities:
Proceeds from long-term obligations	1,998	—
Payments on debt and finance lease obligations	(3,472)	(2,149)
Cash dividends	(196)	(128)
Other, net	(34)	(22)
Net cash used in financing activities	(1,704)	(2,299)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	108	1,112
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,421	3,395
Cash, cash equivalents and restricted cash equivalents at end of period	$3,529	$4,507

Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$53	$161
Flight and ground equipment acquired or modified under finance leases	—	18
Operating leases converted to finance leases	312	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2025	2024
Current assets:
Cash and cash equivalents	$3,331	$4,110
Restricted cash included in prepaid expenses and other	96	114
Noncurrent assets:
Restricted cash included in other noncurrent assets	102	283
Total cash, cash equivalents and restricted cash equivalents	$3,529	$4,507

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2025 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2024	655	$—	$11,740	$8,783	$(4,979)	8	$(251)	$15,293
Net income	—	—	—	240	—	—	—	240
Dividends declared ($0.15 per share)	—	—	—	(98)	—	—	—	(98)
Other comprehensive income	—	—	—	—	41	—	—	41
Common stock issued for employee equity awards(1)	—	—	(51)	—	—	(1)	13	(38)
Stock options exercised	—	—	9	—	—	—	—	9
Warrants exercised	5	—	—	—	—	—	—	—
Balance at March 31, 2025	660	$—	$11,698	$8,925	$(4,938)	7	$(238)	$15,447
Net income	—	—	—	2,130	—	—	—	2,130
Dividends declared ($0.15 and $0.1875 per share)	—	—	—	(222)	—	—	—	(222)
Other comprehensive income	—	—	—	—	39	—	—	39
Common stock issued for employee equity awards(1)	—	—	46	—	—	—	—	46
Balance at June 30, 2025	660	$—	$11,744	$10,833	$(4,899)	7	$(238)	$17,440
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $67.95 and $47.23 in the March 2025 quarter and June 2025 quarter, respectively.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2025 Form 10-Q	6

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2025 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Ticket	$12,246	$12,349	$22,314	$22,182
Loyalty travel awards	1,092	975	2,033	1,820
Travel-related services	529	517	1,000	970
Passenger revenue	$13,867	$13,841	$25,347	$24,972

Ticket

We recognized approximately $5.7 billion and $5.6 billion in passenger revenue during the six months ended June 30, 2025 and 2024, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2025 and 2024, total cash sales from marketing agreements related to our loyalty program were $4.0 billion and $3.6 billion, respectively, which are allocated to travel and other performance obligations.

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

Delta Air Lines, Inc. | June 2025 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2025	2024
Balance at January 1	$8,826	$8,420
Miles earned	2,387	2,148
Miles redeemed for air travel	(2,033)	(1,820)
Miles redeemed for non-air travel and other	(109)	(114)
Balance at June 30	$9,071	$8,634

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Refinery	$1,141	$1,251	$2,203	$2,436
Loyalty program	855	836	1,662	1,631
Ancillary businesses	264	213	453	393
Miscellaneous	309	318	602	597
Other revenue	$2,569	$2,618	$4,920	$5,057

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

Passenger revenue by geographic region
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic	$9,318	$9,398	$17,418	$17,381
Atlantic	2,872	2,825	4,245	4,130
Latin America	954	964	2,288	2,229
Pacific	723	654	1,396	1,232
Total	$13,867	$13,841	$25,347	$24,972

Operating revenue by geographic region
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Domestic	$11,417	$11,575	$21,472	$21,607
Atlantic	3,283	3,210	4,929	4,791
Latin America	1,093	1,102	2,615	2,543
Pacific	855	771	1,672	1,465
Total	$16,648	$16,658	$30,688	$30,406

Delta Air Lines, Inc. | June 2025 Form 10-Q	8

Notes to the Condensed Consolidated Financial Statements
NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2025	Level 1	Level 2	Level 3
Cash equivalents	$1,864	$1,864	$—	$—
Restricted cash equivalents	198	198	—	—
Long-term investments and related	3,079	2,764	179	136
Fuel hedge contracts	15	—	15	—

(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$1,619	$1,619	$—	$—
Restricted cash equivalents	351	351	—	—
Long-term investments and related	2,372	2,085	160	127
Fuel hedge contracts	(17)	—	(17)	—

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized gains of $53 million and $33 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and six months ended June 30, 2025, respectively, compared to gains of $16 million and losses of $80 million for the three and six months ended June 30, 2024, respectively. The gains recognized during the first six months of 2025 were composed of $32 million of mark-to-market gains and $1 million of settlement gains on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

Delta Air Lines, Inc. | June 2025 Form 10-Q	9

Notes to the Condensed Consolidated Financial Statements
NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Air France-KLM	Fair Value	3%	3%	$80	$62
China Eastern	Fair Value	2%	2%	188	155
Grupo Aeroméxico	Equity Method	20%	20%	376	354
Hanjin KAL	Fair Value(1)	15%	15%	869	507
LATAM	Fair Value	10%	10%	1,229	837
Unifi Aviation	Equity Method	49%	49%	139	146
Wheels Up	Fair Value(2)	38%	38%	282	435
Other investments	Various			393	350
Equity investments				$3,556	$2,846
(1)At June 30, 2025, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.

NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at June 30, 2025			June 30, 2025	December 31, 2024
Unsecured Notes	2026	to	2030	3.75%	to	7.38%	$3,575	$1,575
Unsecured Payroll Support Program Loans(1)	2031			1.00%			1,848	3,496
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2025	to	2028	4.50%	and	4.75%	3,696	3,970
SkyMiles Term Loan(2)(3)	2025	to	2027	8.02%			654	784
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,522	3,591
Financing arrangements secured by aircraft:
Certificates(2)	2025	to	2028	2.00%	to	8.00%	943	992
Notes(2)(3)	2025	to	2033	6.53%	to	6.58%	82	87
Financing arrangements secured by slots, gates and/or routes:
Senior Secured Notes	2025			—%			—	812
Other financings	2030			5.00%			66	66
Corporate Revolving Credit Facility(3)	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(3)	2026			Undrawn			—	—
Total secured and unsecured debt							$14,386	$15,373
Unamortized (discount)/premium and debt issue cost, net and other							(5)	(26)
Total debt							$14,381	$15,347
Less: current maturities							(1,981)	(1,801)
Total long-term debt							$12,400	$13,546
(1)Interest rates on the Payroll Support Program ("PSP") Loans are 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The applicable interest rates will begin to adjust for the outstanding loans in January 2026 and April 2026.
(2)Due in installments during the years shown above.
(3)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.

Delta Air Lines, Inc. | June 2025 Form 10-Q	10

Notes to the Condensed Consolidated Financial Statements
2025 Unsecured Notes

In June 2025, we issued $2.0 billion in aggregate principal amounts of unsecured notes, consisting of $1.0 billion of 4.95% Notes due 2028 and $1.0 billion of 5.25% Notes due 2030 (collectively, the "Notes"). The Notes are included in Unsecured Notes in the table above. The net proceeds from the offering of the Notes were used to repay the PSP loan due 2030 included in Unsecured Payroll Support Program Loans in the table above and for general corporate purposes.

Availability Under Revolving Credit Facilities

As of June 30, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	June 30, 2025	December 31, 2024
Net carrying amount	$14,381	$15,347
Fair value	$14,300	$15,300

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at June 30, 2025.

Delta Air Lines, Inc. | June 2025 Form 10-Q	11

Notes to the Condensed Consolidated Financial Statements
NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Employee benefit plans net periodic cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2025	2024	2025	2024
Three Months Ended June 30,
Service cost(1)	$26	$25	$33	$23
Interest cost	208	201	45	45
Expected return on plan assets	(267)	(263)	—	(1)
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	50	62	5	5
Net periodic cost	$17	$25	$82	$71

Six Months Ended June 30,
Service cost(1)	$29	$28	$66	$46
Interest cost	416	402	90	91
Expected return on plan assets	(534)	(526)	(1)	(1)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	101	124	10	9
Net periodic cost	$12	$28	$163	$143
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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $16.8 billion at June 30, 2025.

Aircraft purchase commitments(1)
(in millions)	Total
Six months ending December 31, 2025	$1,760
2026	3,390
2027	5,880
2028	4,110
2029	1,290
Thereafter	370
Total	$16,800
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints. During the six months ended June 30, 2025, we were notified that certain aircraft deliveries would be delayed from 2026 into future years. These new delivery dates are reflected in the table above.

Delta Air Lines, Inc. | June 2025 Form 10-Q	12

Notes to the Condensed Consolidated Financial Statements
Our future aircraft purchase commitments included the following aircraft at June 30, 2025:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	67
A321-200neo	79
A330-900neo	3
A350-900	6
A350-1000	20
B-737-10	100
Total	275

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2025	$(5,557)	$42	$536	$(4,979)
Changes in value	—	(1)	—	(1)
Reclassifications into earnings(1)	105	—	(24)	81
Balance at June 30, 2025	$(5,452)	$41	$512	$(4,899)

Balance at January 1, 2024	$(6,681)	$40	$796	$(5,845)
Changes in value	—	3	—	3
Reclassifications into earnings(1)	133	—	(31)	102
Balance at June 30, 2024	$(6,548)	$43	$765	$(5,740)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | June 2025 Form 10-Q	13

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

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2025
Operating revenue	$15,507	$1,720	$(579)	(1)	$16,648
Airline salaries and related costs	4,402
Aircraft fuel and related costs	2,458
Refinery cost of goods sold(2)		1,598
Depreciation and amortization	602	28
Other segment items(3)	5,933	104
Operating income/(loss)(4)	2,112	(10)			2,102
Interest expense, net	172	1	(1)		172
Other non-operating income	(644)				(644)
Income/(loss) before income taxes	2,584	(11)	1		2,574
Total assets, end of period	75,989	2,420	(14)		78,395
Capital expenditures	1,200	9			1,209

Three Months Ended June 30, 2024
Operating revenue	$15,407	$2,051	$(800)	(1)	$16,658
Airline salaries and related costs	4,012
Aircraft fuel and related costs	2,813
Refinery cost of goods sold(2)		1,868
Depreciation and amortization	620	30
Other segment items(3)	5,755	93
Operating income(4)	2,207	60			2,267
Interest expense, net	188	6	(6)		188
Other non-operating expense	306				306
Income before income taxes	1,713	54	6		1,773
Total assets, end of period	72,938	2,337	(78)		75,197
Capital expenditures	1,292	16			1,308
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
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | June 2025 Form 10-Q	14

Notes to the Condensed Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2025
Operating revenue	$28,485	$3,418	$(1,215)	(1)	$30,688
Airline salaries and related costs	8,485
Aircraft fuel and related costs	4,869
Refinery cost of goods sold(2)		3,160
Depreciation and amortization	1,209	56
Other segment items(3)	11,241	212
Operating income/(loss)(4)	2,681	(10)			2,671
Interest expense, net	350	3	(3)		350
Other non-operating income	(574)				(574)
Income/(loss) before income taxes	2,905	(13)	3		2,895
Capital expenditures	2,387	46			2,433

Six Months Ended June 30, 2024
Operating revenue	$27,970	$4,100	$(1,664)	(1)	$30,406
Airline salaries and related costs	7,803
Aircraft fuel and related costs	5,410
Refinery cost of goods sold(2)		3,741
Depreciation and amortization	1,235	57
Other segment items(3)	10,749	194
Operating income(4)	2,773	108			2,881
Interest expense, net	394	11	(11)		394
Other non-operating expense	592				592
Income before income taxes	1,787	97	11		1,895
Capital expenditures	2,472	30			2,502
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
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Intersegment Sales/Other
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Sales to airline segment(1)	$(332)	$(393)	$(592)	$(780)
Exchanged products(2)	(186)	(361)	(527)	(798)
Sales of refined products	(61)	(46)	(96)	(86)
Total operating revenue intersegment sales/other	$(579)	$(800)	$(1,215)	$(1,664)
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

Delta Air Lines, Inc. | June 2025 Form 10-Q	15

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

Basic and diluted earnings per share
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$2,130	$1,305	$2,370	$1,342

Basic weighted average shares outstanding	649	641	647	640
Dilutive effect of share-based instruments	3	7	5	7
Diluted weighted average shares outstanding	652	648	652	647

Basic earnings per share	$3.28	$2.04	$3.66	$2.10
Diluted earnings per share	$3.27	$2.01	$3.63	$2.08

Delta Air Lines, Inc. | June 2025 Form 10-Q	16

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

June 2025 Quarter Financial Highlights

Our operating income for the June 2025 quarter was $2.1 billion, a decrease of $165 million compared to the June 2024 quarter.

Revenue. Compared to the June 2024 quarter, our total revenue decreased $10 million. Passenger revenue increased $26 million compared to the June 2024 quarter on an increase in revenue for premium products and loyalty travel awards, partially offset by a decline in main cabin due to reduced consumer and corporate confidence caused by macroeconomic uncertainty particularly early in the June 2025 quarter. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the June 2025 quarter by $100 million, or 1%, compared to the June 2024 quarter.

Operating Expense. Total operating expense in the June 2025 quarter increased $155 million, or 1%, compared to the June 2024 quarter, primarily due to costs associated with a 4% increase in capacity, higher employee costs from increased wages, and increased landing fees and other rents largely offset by lower aircraft fuel and related taxes. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the June 2025 quarter increased $320 million, or 2%, compared to the June 2024 quarter, primarily due to costs associated with the increase in capacity, largely offset by lower aircraft fuel and related taxes.

Our total operating cost per available seat mile ("CASM") decreased 3% compared to the June 2024 quarter, while non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 2.7%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of June 30, 2025 was $6.4 billion.

During the June 2025 quarter, operating activities generated $1.9 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Total cash sales to American Express were approximately $2.0 billion in the June 2025 quarter, an increase of approximately 10% compared to the June 2024 quarter.

Cash flows used in investing activities during the quarter totaled $1.2 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $733 million in the June 2025 quarter. Additionally, we issued $2.0 billion in aggregate principal amount of unsecured notes and had cash outflows of $2.9 billion related to repayments of our debt and finance leases, including using a portion of the proceeds from the notes offering to repay the Payroll Support Program loan due 2030 ("PSP1 Loan").

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | June 2025 Form 10-Q	17

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended June 30, 2025 and 2024

Total Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2025		2024
Ticket - Main cabin	$6,347		$6,716		$(369)		(5)%
Ticket - Premium products	5,899		5,633		266		5%
Loyalty travel awards	1,092		975		117		12%
Travel-related services	529		517		12		2%
Passenger revenue	$13,867		$13,841		$26		—%
Cargo	212		199		13		7%
Other	2,569		2,618		(49)		(2)%
Total operating revenue	$16,648		$16,658		$(10)		—%

TRASM (cents)	21.44	¢	22.31	¢	(0.87)	¢	(4)%
Third-party refinery sales	(1.47)		(1.68)		0.21		(13)%
TRASM, adjusted(2)	19.97	¢	20.64	¢	(0.67)	¢	(3)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total Revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the June 2024 quarter, total revenue decreased $10 million, due to a decrease in main cabin ticket revenue offset by strength in demand for premium products and long-haul international travel.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2024
(in millions)	Three Months Ended June 30, 2025	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$9,318	(1)%	—%	4%	(1)%	(5)%	(3)	pts
Atlantic	2,872	2%	3%	4%	(2)%	(2)%	—	pts
Latin America	954	(1)%	(1)%	(1)%	—%	—%	—	pts
Pacific	723	11%	18%	11%	(6)%	(1)%	5	pts
Total	$13,867	—%	2%	4%	(2)%	(4)%	(1.8)	pts

Domestic

Domestic passenger revenue decreased 1% in the June 2025 quarter compared to the June 2024 quarter on a 4% increase in capacity. Domestic revenue decreased due to a reduction in main cabin ticket revenue on reduced consumer and corporate demand caused by macroeconomic uncertainty particularly early in the June 2025 quarter.

International

International passenger revenue for the June 2025 quarter increased compared to the June 2024 quarter. The Atlantic region continues to experience strong demand for travel as we expanded service to European destinations compared to the prior year. Our Pacific region revenue reflects the continued maturation of our joint ventures and network restoration.

Delta Air Lines, Inc. | June 2025 Form 10-Q	18

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Refinery	$1,141	$1,251	$(110)	(9)%
Loyalty program	855	836	19	2%
Ancillary businesses	264	213	51	24%
Miscellaneous	309	318	(9)	(3)%
Other revenue	$2,569	$2,618	$(49)	(2)%

Refinery. Refinery sales to third parties decreased $110 million compared to the June 2024 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions.

Ancillary Businesses. This includes revenues from aircraft maintenance services we provide to third parties and our vacation package operations. The increase is attributable to higher volume of engine repairs by our aircraft maintenance services operation during the current quarter.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, codeshare agreements and certain other commercial relationships.

Delta Air Lines, Inc. | June 2025 Form 10-Q	19

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Salaries and related costs	$4,402	$4,012	$390	10%
Aircraft fuel and related taxes	2,458	2,813	(355)	(13)%
Ancillary businesses and refinery	1,409	1,463	(54)	(4)%
Contracted services	1,155	1,041	114	11%
Landing fees and other rents	878	766	112	15%
Regional carrier expense	651	580	71	12%
Aircraft maintenance materials and outside repairs	591	684	(93)	(14)%
Passenger commissions and other selling expenses	673	672	1	—%
Depreciation and amortization	602	620	(18)	(3)%
Passenger service	482	463	19	4%
Profit sharing	470	519	(49)	(9)%
Aircraft rent	137	138	(1)	(1)%
Other	638	620	18	3%
Total operating expense	$14,546	$14,391	$155	1%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 5% effective June 1, 2024 and 4% effective June 1, 2025, and 4% for Delta pilots on January 1, 2025.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $355 million compared to the June 2024 quarter primarily due to a 17% decrease in the market price of jet fuel partially offset by an increase in consumption consistent with the 4% increase in capacity. We expect that fuel consumption for the remainder of 2025 will increase compared to 2024 aligned with capacity, partially offset by improvements in the fuel efficiency from our new aircraft acquisitions. The refinery generated a one cent incremental cost per gallon compared to a benefit of six cents per gallon in the June 2024 quarter. We expect jet fuel prices to remain volatile.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended June 30,		Increase (Decrease)	Three Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Fuel purchase cost(1)	$2,502	$2,872	$(370)	$2.25	$2.70	$(0.45)
Fuel hedge impact	(54)	1	(55)	(0.05)	—	(0.05)
Refinery segment impact	10	(60)	70	0.01	(0.06)	0.07
Total fuel expense	$2,458	$2,813	$(355)	$2.21	$2.64	$(0.43)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Contracted Services. The increase in contracted services results from inflationary rate increases in our operations and volume increases on a 4% increase in capacity.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the June 2024 quarter.

Regional Carrier Expense. The increase in regional carrier expense primarily resulted from higher volume of regional flights.

Aircraft Maintenance Materials and Outside Repairs. The decrease in aircraft maintenance materials and outside repairs expense primarily resulted from the timing of maintenance activities.

Delta Air Lines, Inc. | June 2025 Form 10-Q	20

Item 2. MD&A - Results of Operations
Results of Operations - Six Months Ended June 30, 2025 and 2024

Total Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2025		2024
Ticket - Main cabin	$11,709		$12,141		$(432)		(4)%
Ticket - Premium products	10,605		10,041		564		6%
Loyalty travel awards	2,033		1,820		213		12%
Travel-related services	1,000		970		30		3%
Passenger revenue	$25,347		$24,972		$375		2%
Cargo	421		377		44		12%
Other	4,920		5,057		(137)		(3)%
Total operating revenue	$30,688		$30,406		$282		1%

TRASM (cents)	21.01	¢	21.69	¢	(0.68)	¢	(3)%
Third-party refinery sales	(1.51)		(1.74)		0.23		(13)%
TRASM, adjusted(2)	19.50	¢	19.95	¢	(0.45)	¢	(2)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2024 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2025 and 2024.

Compared to the six months ended June 30, 2024, total revenue increased $282 million, or 1%, due primarily to a 4% increase in capacity resulting from strength in demand for premium products and long-haul international travel partially offset by a decrease in main cabin ticket revenue.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2024
(in millions)	Six Months Ended June 30, 2025	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$17,418	—%	—%	4%	—%	(4)%	(3)	pts
Atlantic	4,245	3%	2%	1%	1%	2%	1	pt
Latin America	2,288	3%	3%	4%	—%	(1)%	(1)	pt
Pacific	1,396	13%	22%	14%	(7)%	—%	5	pts
Total	$25,347	2%	2%	4%	(1)%	(3)%	(1.6)	pts

Domestic passenger revenue for the six months ended June 30, 2025 increased slightly on higher capacity compared to the six months ended June 30, 2024. International passenger revenue for the six months ended June 30, 2025 increased 4% on 4% higher capacity compared to the six months ended June 30, 2024 due to strong demand for international travel, particularly to leisure destinations.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Refinery	$2,203	$2,436	$(233)	(10)%
Loyalty program	1,662	1,631	31	2%
Ancillary businesses	453	393	60	15%
Miscellaneous	602	597	5	1%
Other revenue	$4,920	$5,057	$(137)	(3)%

Delta Air Lines, Inc. | June 2025 Form 10-Q	21

Item 2. MD&A - Results of Operations
Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)(1)
(in millions)	2025	2024
Salaries and related costs	$8,485	$7,803	$682	9%
Aircraft fuel and related taxes	4,869	5,410	(541)	(10)%
Ancillary businesses and refinery	2,659	2,833	(174)	(6)%
Contracted services	2,276	2,065	211	10%
Landing fees and other rents	1,729	1,515	214	14%
Regional carrier expense	1,264	1,130	134	12%
Aircraft maintenance materials and outside repairs	1,237	1,363	(126)	(9)%
Passenger commissions and other selling expenses	1,224	1,222	2	—%
Depreciation and amortization	1,209	1,235	(26)	(2)%
Passenger service	912	876	36	4%
Profit sharing	594	644	(50)	(8)%
Aircraft rent	274	274	—	—%
Other	1,285	1,155	130	11%
Total operating expense	$28,017	$27,525	$492	2%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2024 are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2025 and 2024.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $541 million compared to the six months ended June 30, 2024 due to a 15% decrease in the market price per gallon of jet fuel. The refinery generated a one cent incremental cost per gallon compared to a benefit of five cents per gallon in the six months ended June 30, 2024.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Six Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Fuel purchase cost(1)	$4,891	$5,490	$(599)	$2.34	$2.75	$(0.41)
Fuel hedge impact	(32)	28	(60)	(0.02)	0.01	(0.03)
Refinery segment impact	10	(108)	118	0.01	(0.05)	0.06
Total fuel expense	$4,869	$5,410	$(541)	$2.33	$2.71	$(0.38)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Other. The increase in other is primarily due to higher volume-related expenses associated with increased capacity, such as flight crew and other employee travel and incidental costs.

Delta Air Lines, Inc. | June 2025 Form 10-Q	22

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(in millions)	2025	2024		2025	2024
Interest expense, net	$(172)	$(188)	$16	$(350)	$(394)	$44
Gain/(loss) on investments, net	735	(196)	931	696	(423)	1,119
Loss on extinguishment of debt	(20)	(32)	12	(20)	(36)	16
Miscellaneous, net	(71)	(78)	7	(102)	(133)	31
Total non-operating expense, net	$472	$(494)	$966	$224	$(986)	$1,210

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2024, we made payments of $4.0 billion related to our debt and finance lease obligations. We have continued to pay down our debt during the six months ended June 30, 2025 with $3.5 billion of payments on debt and finance lease obligations. During the June 2025 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes and used a portion of the proceeds to repay the PSP1 Loan. The new unsecured notes carry a lower interest rate than the PSP1 Loan repaid. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

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

Income Taxes

We project our annual effective tax rate for 2025 will be between 22% and 25%. In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period.

Delta Air Lines, Inc. | June 2025 Form 10-Q	23

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery regularly optimizes its sales and exchange activities based on market conditions. The refinery generated a small operating loss in the six months ended June 30, 2025 compared to operating income in the six months ended June 30, 2024, primarily as a result of lower pricing of refined products.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Exchanged products	$186	$361	$(175)	$527	$798	$(271)
Sales of refined products	61	46	15	96	86	10
Sales to airline segment	332	393	(61)	592	780	(188)
Third party refinery sales	1,141	1,251	(110)	2,203	2,436	(233)
Operating revenue	$1,720	$2,051	$(331)	$3,418	$4,100	$(682)

Operating (loss)/income	$(10)	$60	$(70)	$(10)	$108	$(118)
Refinery segment impact on airline average price per fuel gallon	$0.01	$(0.06)	$0.07	$0.01	$(0.05)	$0.06

Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)		Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2025		2024				2025		2024
Revenue passenger miles (in millions) ("RPM")	66,417		65,241		2%		122,095		119,448		2%
Available seat miles (in millions) ("ASM")	77,645		74,656		4%		146,045		140,198		4%
Passenger mile yield	20.88	¢	21.22	¢	(2)%		20.76	¢	20.91	¢	(1)%
Passenger revenue per available seat mile ("PRASM")	17.86	¢	18.54	¢	(4)%		17.36	¢	17.81	¢	(3)%
Total revenue per available seat mile ("TRASM")	21.44	¢	22.31	¢	(4)%		21.01	¢	21.69	¢	(3)%
TRASM, adjusted(2)	19.97	¢	20.64	¢	(3)%		19.50	¢	19.95	¢	(2)%
Cost per available seat mile ("CASM")	18.73	¢	19.28	¢	(3)%		19.18	¢	19.63	¢	(2)%
CASM-Ex(2)	13.49	¢	13.14	¢	2.7%		13.93	¢	13.58	¢	2.6%
Passenger load factor	86%		87%		(1.8)	pts	84%		85%		(1.6)	pts
Fuel gallons consumed (in millions)	1,112		1,066		4%		2,088		1,998		5%
Average price per fuel gallon(3)	$2.21		$2.64		(16)%		$2.33		$2.71		(14)%
Average price per fuel gallon, adjusted(2)(3)	$2.26		$2.64		(14)%		$2.35		$2.69		(13)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | June 2025 Form 10-Q	24

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at June 30, 2025 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	5.5
A220-300	33	—	—	33	2.4	67
A319-100	57	—	—	57	23.3
A320-200	50	—	—	50	28.9
A321-200	77	8	42	127	6.5
A321-200neo	76	—	—	76	1.8	79	70
A330-200	11	—	—	11	20.2
A330-300	28	—	3	31	16.4
A330-900neo	29	2	5	36	2.8	3	10
A350-900	27	—	11	38	5.0	6	10
A350-1000	—	—	—	—	—	20
B-717-200	79	1	—	80	23.8
B-737-800	73	4	—	77	23.8
B-737-900ER	119	6	38	163	9.5
B-737-10	—	—	—	—	—	100	30
B-757-200	80	—	—	80	27.0
B-757-300	16	—	—	16	22.4
B-767-300ER	39	—	—	39	28.8
B-767-400ER	21	—	—	21	24.5
Total	860	21	99	980	14.8	275	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at June 30, 2025.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(3)	17	121	—	—	138
SkyWest Airlines, Inc.	5	35	—	87	127
Republic Airways, Inc.	—	—	11	46	57
Total	22	156	11	133	322
(1)We own 201 and have operating leases for two of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are three owned CRJ-700 aircraft and one operating leased CRJ-900 aircraft which are temporarily parked as of June 30, 2025.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | June 2025 Form 10-Q	25

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of June 30, 2025, we had $6.4 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of June 30, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $4.2 billion and $4.9 billion in the six months ended June 30, 2025 and 2024. We expect to continue generating positive cash flows from operations during the remainder of 2025.

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

Fuel. Fuel expense represented approximately 17% and 20% of our total operating expense for the six months ended June 30, 2025 and 2024, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption was higher during the three and six months ended June 30, 2025 compared to the prior year period due to the increase in capacity. We expect that fuel consumption for the remainder of 2025 will increase compared to 2024 aligned with capacity, partially offset by improvements in the fuel efficiency from our new aircraft acquisitions.

Profit Sharing. We paid $1.4 billion in profit sharing payments in February 2025 related to our 2024 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to eligible employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the six months ended June 30, 2025, we accrued $594 million in profit sharing expense based on the year-to-date performance and current expectations for 2025 profit.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $3.9 billion in the six months ended June 30, 2025, an increase of 9% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Delta Air Lines, Inc. | June 2025 Form 10-Q	26

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Capital Expenditures. Our capital expenditures were $2.4 billion and $2.5 billion for the six months ended June 30, 2025 and 2024, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2025 capital spend of approximately $5.0 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2025, we had cash outflows of $3.5 billion related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

In June 2025, we issued $2.0 billion in aggregate principal amounts of unsecured notes, consisting of $1.0 billion of 4.95% Notes due 2028 and $1.0 billion of 5.25% Notes due 2030 (collectively, the "Notes"). The net proceeds from the offering of the Notes were used to repay the PSP1 Loan and for general corporate purposes.

In February 2025, Moody's credit rating agency upgraded its rating for Delta to Baa2, an investment grade rating.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on our debt agreements.

Capital Return to Shareholders. On April 24, 2025, the Board of Directors approved a quarterly dividend of $0.15 per share which we paid on June 3, 2025 for total cash dividends of $97 million. Total cash dividends for the six months ended June 30, 2025 were $196 million.

On June 18, 2025, the Board of Directors approved a quarterly dividend of $0.1875 per share to shareholders of record as of July 31, 2025, which we will pay on August 21, 2025.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares were repurchased under this program in the June 2025 quarter.

Covenants. We were in compliance with the covenants in our debt agreements at June 30, 2025.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | June 2025 Form 10-Q	27

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

Total revenue, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2025	2024
Total revenue	$16,648	$16,658
Adjusted for:
Third-party refinery sales	(1,141)	(1,251)
Total revenue, adjusted	$15,507	$15,407

Operating expense, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2025	2024
Operating expense	$14,546	$14,391
Adjusted for:
Third-party refinery sales	(1,141)	(1,251)
MTM adjustments and settlements on hedges	54	(1)
Operating expense, adjusted	$13,458	$13,138

Delta Air Lines, Inc. | June 2025 Form 10-Q	28

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions, except per gallon data)	2025	2024	2025	2024
Total fuel expense	$2,458	$2,813	$2.21	$2.64
Adjusted for:
MTM adjustments and settlements on hedges	54	(1)	0.05	—
Total fuel expense, adjusted	$2,512	$2,811	$2.26	$2.64

			Average Price Per Gallon
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions, except per gallon data)	2025	2024	2025	2024
Total fuel expense	$4,869	$5,410	$2.33	$2.71
Adjusted for:
MTM adjustments and settlements on hedges	32	(28)	0.02	(0.01)
Total fuel expense, adjusted	$4,900	$5,382	$2.35	$2.69

TRASM, adjusted reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
TRASM (cents)	21.44	¢	22.31	¢	21.01	¢	21.69	¢
Adjusted for:
Third-party refinery sales	(1.47)		(1.68)		(1.51)		(1.74)
TRASM, adjusted	19.97	¢	20.64	¢	19.50	¢	19.95	¢

CASM-Ex reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
CASM (cents)	18.73	¢	19.28	¢	19.18	¢	19.63	¢
Adjusted for:
Aircraft fuel and related taxes	(3.17)		(3.77)		(3.33)		(3.86)
Third-party refinery sales	(1.47)		(1.68)		(1.51)		(1.74)
Profit sharing	(0.61)		(0.70)		(0.41)		(0.46)
CASM-Ex	13.49	¢	13.14	¢	13.93	¢	13.58	¢

Delta Air Lines, Inc. | June 2025 Form 10-Q	29

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

Free cash flow reconciliation
(in millions)	Three Months Ended June 30, 2025
Net cash provided by operating activities	$1,856
Net cash used in investing activities	(1,199)
Adjusted for:
Pension plan contributions	47
Net cash flows related to certain airport construction projects and other	28
Free cash flow	$733

Delta Air Lines, Inc. | June 2025 Form 10-Q	30

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2025 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2025 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares were repurchased under this program in the June 2025 quarter.

Shares purchased / withheld from employee awards during the June 2025 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 2025	3,577	$42.35	3,577	$—
May 2025	2,977	$47.02	2,977	$1,000
June 2025	15,463	$48.40	15,463	$1,000
Total	22,017		22,017

Delta Air Lines, Inc. | June 2025 Form 10-Q	31

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)		Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)		Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2		Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1		Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1		Terms of 2025 Restricted Stock Awards for Non-Employee Directors.

10.2		Delta Air Lines, Inc. Performance Compensation Plan (as amended and restated effective June 19, 2025).

15		Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1		Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

31.2		Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025.

101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

	*	Incorporated by reference.

Delta Air Lines, Inc. | June 2025 Form 10-Q	32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
July 10, 2025

Delta Air Lines, Inc. | June 2025 Form 10-Q	33