Form 10-Q
period 2025-09-30
DELTA AIR LINES, INC.
filed 2025-10-09
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2025
Common Stock, $0.0001 par value - 652,962,768 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. | September 2025 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2025, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2025 and 2024, condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 9, 2025

Delta Air Lines, Inc. | September 2025 Form 10-Q	2

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,791	$3,069
Accounts receivable, net of allowance for uncollectible accounts of $16 and $18	3,612	3,224
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $118 and $120	1,543	1,428
Prepaid expenses and other	2,284	2,123
Total current assets	11,230	9,844

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $24,273 and $23,228	39,372	37,595
Operating lease right-of-use assets	6,198	6,644
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $926 and $919	5,968	5,975
Equity investments	3,883	2,846
Other noncurrent assets	3,219	2,715
Total noncurrent assets	68,393	65,528
Total assets	$79,623	$75,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$2,106	$2,175
Current maturities of operating leases	743	763
Air traffic liability	8,165	7,094
Accounts payable	5,022	4,650
Accrued salaries and related benefits	4,434	4,762
Loyalty program deferred revenue	4,654	4,314
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,025	1,812
Total current liabilities	28,249	26,670

Noncurrent Liabilities:
Debt and finance leases	12,773	14,019
Noncurrent operating leases	5,356	5,814
Pension, postretirement and related benefits	3,051	3,144
Loyalty program deferred revenue	4,468	4,512
Deferred income taxes, net	2,961	2,176
Other noncurrent liabilities	3,943	3,744
Total noncurrent liabilities	32,552	33,409

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 659,443,488 and 654,571,606 shares issued	—	—
Additional paid-in capital	11,791	11,740
Retained earnings	12,126	8,783
Accumulated other comprehensive loss	(4,858)	(4,979)
Treasury stock, at cost, 6,480,720 and 8,098,971 shares	(237)	(251)
Total stockholders' equity	18,822	15,293
Total liabilities and stockholders' equity	$79,623	$75,372
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2025 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Operating Revenue:
Passenger	$13,506	$13,107	$38,852	$38,079
Cargo	233	196	654	574
Other	2,934	2,374	7,855	7,431
Total operating revenue	16,673	15,677	47,361	46,084

Operating Expense:
Salaries and related costs	4,443	4,231	12,928	12,035
Aircraft fuel and related taxes	2,570	2,747	7,439	8,157
Ancillary businesses and refinery	1,724	1,250	4,383	4,083
Contracted services	1,166	1,069	3,442	3,134
Landing fees and other rents	921	832	2,650	2,347
Regional carrier expense	649	600	1,913	1,731
Aircraft maintenance materials and outside repairs	667	627	1,904	1,990
Passenger commissions and other selling expenses	645	643	1,869	1,865
Depreciation and amortization	614	643	1,823	1,878
Passenger service	485	463	1,397	1,339
Profit sharing	392	320	986	964
Aircraft rent	135	137	408	411
Other	578	718	1,864	1,872
Total operating expense	14,989	14,280	43,006	41,806

Operating Income	1,684	1,397	4,355	4,278

Non-Operating Income/(Expense):
Interest expense, net	(171)	(173)	(521)	(567)
Gain/(loss) on investments, net	311	350	1,007	(73)
Loss on extinguishment of debt	(6)	—	(26)	(36)
Miscellaneous, net	(41)	(13)	(143)	(146)
Total non-operating income/(expense), net	93	164	317	(822)

Income Before Income Taxes	1,777	1,561	4,672	3,456

Income Tax Provision	(360)	(289)	(886)	(842)

Net Income	$1,417	$1,272	$3,786	$2,614

Basic Earnings Per Share	$2.18	$1.98	$5.85	$4.08
Diluted Earnings Per Share	$2.17	$1.97	$5.80	$4.04

Comprehensive Income	$1,458	$1,321	$3,907	$2,768

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2025 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Net Cash Provided by Operating Activities	$6,082	$6,131

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,912)	(2,944)
Ground property and equipment, including technology	(680)	(886)
Redemption of short-term investments	—	1,130
Other, net	134	130
Net cash used in investing activities	(3,458)	(2,570)

Cash Flows from Financing Activities:
Proceeds from long-term obligations	2,215	—
Payments on debt and finance lease obligations	(3,931)	(2,411)
Cash dividends	(318)	(225)
Other, net	(40)	(34)
Net cash used in financing activities	(2,074)	(2,670)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	550	891
Cash, cash equivalents and restricted cash equivalents at beginning of period	3,421	3,395
Cash, cash equivalents and restricted cash equivalents at end of period	$3,971	$4,286

Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$135	$217
Flight and ground equipment acquired or modified under finance leases	59	(17)
Operating leases converted to finance leases	312	—
Debt agreements modified	371	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2025	2024
Current assets:
Cash and cash equivalents	$3,791	$3,969
Restricted cash included in prepaid expenses and other	97	97
Noncurrent assets:
Restricted cash included in other noncurrent assets	83	220
Total cash, cash equivalents and restricted cash equivalents	$3,971	$4,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2025 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2024	655	$—	$11,740	$8,783	$(4,979)	8	$(251)	$15,293
Net income	—	—	—	240	—	—	—	240
Dividends declared ($0.15 per share)	—	—	—	(98)	—	—	—	(98)
Other comprehensive income	—	—	—	—	41	—	—	41
Common stock issued for employee equity awards(1)	—	—	(51)	—	—	(1)	13	(38)
Stock options exercised	—	—	9	—	—	—	—	9
Warrants exercised	5	—	—	—	—	—	—	—
Balance at March 31, 2025	660	$—	$11,698	$8,925	$(4,938)	7	$(238)	$15,447
Net income	—	—	—	2,130	—	—	—	2,130
Dividends declared ($0.15 and $0.1875 per share)	—	—	—	(222)	—	—	—	(222)
Other comprehensive income	—	—	—	—	39	—	—	39
Common stock issued for employee equity awards(1)	—	—	46	—	—	—	—	46
Balance at June 30, 2025	660	$—	$11,744	$10,833	$(4,899)	7	$(238)	$17,440
Net income	—	—	—	1,417	—	—	—	1,417
Dividends declared ($0.1875 per share)	—	—	—	(124)	—	—	—	(124)
Other comprehensive income	—	—	—	—	41	—	—	41
Common stock issued for employee equity awards(1)	—	—	45	—	—	—	1	46
Stock options exercised	—	—	2	—	—	—	—	2
Balance at September 30, 2025	659	$—	$11,791	$12,126	$(4,858)	6	$(237)	$18,822
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $67.95, $47.23, and $58.61 in the March 2025 quarter, June 2025 quarter and September 2025 quarter, respectively. Share counts in the table above may not calculate exactly due to rounding.

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
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $39.83, $50.04, and $43.27 in the March 2024 quarter, June 2024 quarter and September 2024 quarter, respectively. Share counts in the table above may not calculate exactly due to rounding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2025 Form 10-Q	6

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of operating results for the entire year.

Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on our income tax expense for the September 2025 quarter, and we do not expect it to materially change our effective income tax rate for 2025.

Recent Accounting Standards

Standards Effective in Future Years

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software." This standard is intended to improve the operability and application of guidance related to capitalized software development costs and becomes effective January 1, 2028. We are assessing the potential impact this ASU may have on our Consolidated Financial Statements upon adoption.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Ticket	$11,859	$11,645	$34,173	$33,827
Loyalty travel awards	1,108	978	3,140	2,798
Travel-related services	539	484	1,539	1,454
Passenger revenue	$13,506	$13,107	$38,852	$38,079

Ticket

We recognized approximately $6.2 billion in passenger revenue during both the nine months ended September 30, 2025 and 2024, that had been recorded in our air traffic liability balance at the beginning of those periods.

Delta Air Lines, Inc. | September 2025 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2025 and 2024, total cash sales from marketing agreements related to our loyalty program were $6.0 billion and $5.5 billion, respectively, which are allocated to travel and other performance obligations.

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

Loyalty program activity
(in millions)	2025	2024
Balance at January 1	$8,826	$8,420
Miles earned	3,605	3,303
Miles redeemed for air travel	(3,140)	(2,798)
Miles redeemed for non-air travel and other	(169)	(173)
Balance at September 30	$9,122	$8,752

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Refinery	$1,476	$1,083	$3,680	$3,520
Loyalty program	847	820	2,509	2,451
Ancillary businesses	256	161	710	554
Miscellaneous	355	310	956	906
Other revenue	$2,934	$2,374	$7,855	$7,431

Delta Air Lines, Inc. | September 2025 Form 10-Q	8

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

Passenger revenue by geographic region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic	$9,103	$8,652	$26,521	$26,033
Atlantic	2,977	3,029	7,221	7,159
Latin America	759	779	3,047	3,008
Pacific	667	647	2,063	1,879
Total	$13,506	$13,107	$38,852	$38,079

Operating revenue by geographic region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Domestic	$11,561	$10,609	$33,032	$32,216
Atlantic	3,423	3,418	8,353	8,209
Latin America	882	889	3,497	3,432
Pacific	807	761	2,479	2,227
Total	$16,673	$15,677	$47,361	$46,084

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2025	Level 1	Level 2	Level 3
Cash equivalents	$2,364	$2,364	$—	$—
Restricted cash equivalents	180	180	—	—
Long-term investments and related	3,391	3,051	185	155
Fuel hedge contracts	4	—	4	—

(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$1,619	$1,619	$—	$—
Restricted cash equivalents	351	351	—	—
Long-term investments and related	2,372	2,085	160	127
Fuel hedge contracts	(17)	—	(17)	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit. Restricted cash equivalents primarily relate to certain self-insurance obligations and airport commitments as well as proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet ("balance sheet"). The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Delta Air Lines, Inc. | September 2025 Form 10-Q	9

Notes to the Condensed Consolidated Financial Statements
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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized a loss of $21 million and a gain of $12 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and nine months ended September 30, 2025, respectively, compared to gains of $89 million and $9 million for the three and nine months ended September 30, 2024, respectively. The gain recognized during the first nine months of 2025 was composed of $21 million of mark-to-market gains and $9 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Air France-KLM	Fair Value	3%	3%	$98	$62
China Eastern	Fair Value	2%	2%	199	155
Grupo Aeroméxico	Equity Method	20%	20%	402	354
Hanjin KAL	Fair Value(1)	15%	15%	712	507
LATAM	Fair Value	10%	10%	1,379	837
Unifi Aviation	Equity Method	49%	49%	132	146
Wheels Up	Fair Value(2)	37%	38%	485	435
Other investments	Various			476	350
Equity investments				$3,883	$2,846
(1)At September 30, 2025, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.

Wheels Up. During the September 2025 quarter, we agreed to extend the contractual transfer restrictions on our investment in Wheels Up until May 2026 and thereafter will remain subject to certain, more limited transfer restrictions.

Delta Air Lines, Inc. | September 2025 Form 10-Q	10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at September 30, 2025			September 30, 2025	December 31, 2024
Unsecured Notes	2026	to	2030	3.75%	to	7.38%	$3,575	$1,575
Unsecured Payroll Support Program Loans(1)	2031			1.00%			1,848	3,496
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2025	to	2028	4.50%	and	4.75%	3,559	3,970
SkyMiles Term Loan(2)(3)	2026	to	2028	5.83%			588	784
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,522	3,591
Financing arrangements secured by aircraft:
Certificates(2)	2025	to	2028	2.00%	to	8.00%	935	992
Notes(2)(3)	2025	to	2033	6.28%	to	6.57%	80	87
Financing arrangements secured by slots, gates and/or routes:
Senior Secured Notes	2025			—%			—	812
Other financings	2030			5.00%			66	66
Corporate Revolving Credit Facility(3)	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(3)	2026			Undrawn			—	—
Total secured and unsecured debt							$14,173	$15,373
Unamortized (discount)/premium and debt issue cost, net and other							1	(26)
Total debt							$14,174	$15,347
Less: current maturities							(1,875)	(1,801)
Total long-term debt							$12,299	$13,546
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

SkyMiles Credit Facility

In September 2025, we and our indirect wholly-owned subsidiary SkyMiles IP Ltd. entered into an amendment to the SkyMiles term loan credit and guaranty agreement (the "SkyMiles Credit Facility"). This amendment, among other things, (i) refinanced the existing term loans with the proceeds of replacement term loans bearing interest at a variable rate equal to an adjusted term SOFR, plus a reduced margin of 1.50% per annum, payable quarterly; (ii) extended the scheduled maturity from October 2027 to October 2028; (iii) reduced the principal amortization payments from 20% to 1% per year, payable quarterly; and (iv) added a prepayment premium of 1.00% payable in connection with a Repricing Event (as defined in the amended SkyMiles Credit Facility) occurring within six months following September 30, 2025.

Availability Under Revolving Credit Facilities

As of September 30, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Delta Air Lines, Inc. | September 2025 Form 10-Q	11

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

Fair value of outstanding debt
(in millions)	September 30, 2025	December 31, 2024
Net carrying amount	$14,174	$15,347
Fair value	$14,200	$15,300

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at September 30, 2025.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Employee benefit plans net periodic cost
	Pension Benefits		Other Postretirement and Postemployment Benefits
(in millions)	2025	2024	2025	2024
Three Months Ended September 30,
Service cost(1)	$95	$88	$33	$23
Interest cost	208	201	45	45
Expected return on plan assets	(267)	(263)	—	(1)
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	51	62	5	5
Net periodic cost	$87	$88	$82	$71

Nine Months Ended September 30,
Service cost(1)	$125	$116	$99	$69
Interest cost	623	603	135	136
Expected return on plan assets	(800)	(789)	(1)	(2)
Amortization of prior service credit	—	—	(3)	(3)
Recognized net actuarial loss	151	186	15	14
Net periodic cost	$99	$116	$245	$214
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

Delta Air Lines, Inc. | September 2025 Form 10-Q	12

Notes to the Condensed Consolidated Financial Statements
NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $16.0 billion at September 30, 2025.

Aircraft purchase commitments(1)
(in millions)	Total
Three months ending December 31, 2025	$900
2026	3,460
2027	5,880
2028	4,110
2029	1,290
Thereafter	370
Total	$16,010
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints. During the nine months ended September 30, 2025, we were notified that certain aircraft deliveries would be delayed from 2026 into future years. These new delivery dates are reflected in the table above.

Our future aircraft purchase commitments included the following aircraft at September 30, 2025:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	66
A321-200neo	71
A350-900	6
A350-1000	20
B-737-10	100
Total	263

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

Employees Under Collective Bargaining Agreements

During the September 2025 quarter, we amended our collective bargaining agreement with the Delta Flight Superintendents (Dispatchers) represented by PAFCA. This new agreement covers approximately 500 employees and becomes amendable beginning August 1, 2030.

Delta Air Lines, Inc. | September 2025 Form 10-Q	13

Notes to the Condensed Consolidated Financial Statements
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2025	$(5,557)	$42	$536	$(4,979)
Changes in value	—	(1)	—	(1)
Reclassifications into earnings(1)	159	—	(37)	122
Balance at September 30, 2025	$(5,398)	$41	$499	$(4,858)

Balance at January 1, 2024	$(6,681)	$40	$796	$(5,845)
Changes in value	—	3	—	3
Reclassifications into earnings(1)	197	—	(46)	151
Balance at September 30, 2024	$(6,484)	$43	$750	$(5,691)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | September 2025 Form 10-Q	14

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

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2025
Operating revenue	$15,197	$1,795	$(319)	(1)	$16,673
Airline salaries and related costs	4,443
Aircraft fuel and related costs	2,570
Refinery cost of goods sold(2)		1,611
Depreciation and amortization	614	28
Other segment items(3)	5,939	103
Operating income(4)	1,631	53			1,684
Interest expense, net	171	1	(1)		171
Other non-operating income	(264)				(264)
Income before income taxes	1,724	52	1		1,777
Total assets, end of period	76,961	2,680	(18)		79,623
Capital expenditures	1,151	9			1,160

Three Months Ended September 30, 2024
Operating revenue	$14,594	$1,912	$(829)	(1)	$15,677
Airline salaries and related costs	4,231
Aircraft fuel and related costs	2,747
Refinery cost of goods sold(2)		1,823
Depreciation and amortization	643	29
Other segment items(3)	5,543	93
Operating income/(loss)(4)	1,430	(33)			1,397
Interest expense/(income), net	173	(8)	8		173
Other non-operating income	(337)				(337)
Income/(loss) before income taxes	1,594	(25)	(8)		1,561
Total assets, end of period	72,954	2,490	(76)		75,368
Capital expenditures	1,312	16			1,328
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
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | September 2025 Form 10-Q	15

Notes to the Condensed Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2025
Operating revenue	$43,681	$5,213	$(1,533)	(1)	$47,361
Airline salaries and related costs	12,928
Aircraft fuel and related costs	7,439
Refinery cost of goods sold(2)		4,772
Depreciation and amortization	1,823	84
Other segment items(3)	17,178	315
Operating income(4)	4,313	42			4,355
Interest expense, net	521	3	(3)		521
Other non-operating income	(838)				(838)
Income before income taxes	4,630	39	3		4,672
Capital expenditures	3,537	55			3,592

Nine Months Ended September 30, 2024
Operating revenue	$42,564	$6,011	$(2,491)	(1)	$46,084
Airline salaries and related costs	12,035
Aircraft fuel and related costs	8,157
Refinery cost of goods sold(2)		5,563
Depreciation and amortization	1,878	86
Other segment items(3)	16,292	286
Operating income(4)	4,202	76			4,278
Interest expense, net	567	3	(3)		567
Other non-operating expense	255				255
Income before income taxes	3,380	73	3		3,456
Capital expenditures	3,783	47			3,830
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
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Intersegment Sales/Other
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Sales to airline segment(1)	$(260)	$(369)	$(852)	$(1,147)
Exchanged products(2)	(23)	(349)	(549)	(1,147)
Sales of refined products	(36)	(111)	(132)	(197)
Total operating revenue intersegment sales/other	$(319)	$(829)	$(1,533)	$(2,491)
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

Delta Air Lines, Inc. | September 2025 Form 10-Q	16

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

Basic and diluted earnings per share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$1,417	$1,272	$3,786	$2,614

Basic weighted average shares outstanding	649	641	648	640
Dilutive effect of share-based instruments	5	6	5	7
Diluted weighted average shares outstanding	654	647	653	647

Basic earnings per share	$2.18	$1.98	$5.85	$4.08
Diluted earnings per share	$2.17	$1.97	$5.80	$4.04

Delta Air Lines, Inc. | September 2025 Form 10-Q	17

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

September 2025 Quarter Financial Highlights

Our operating income for the September 2025 quarter was $1.7 billion, an increase of $287 million compared to the September 2024 quarter.

Revenue. Compared to the September 2024 quarter, our total revenue increased $1.0 billion. Passenger revenue increased $399 million compared to the September 2024 quarter on an increase in revenue for premium products, particularly from corporate customers, and loyalty travel awards, taking into account the impact of the CrowdStrike-caused outage on the September 2024 quarter. In July 2024, our operations were significantly disrupted by the CrowdStrike-caused outage. We estimate that this disruption led to a direct revenue impact of approximately $380 million related to approximately 7,000 flight cancellations over five days. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the September 2025 quarter by $603 million, or 4.1%, compared to the September 2024 quarter.

Operating Expense. Total operating expense in the September 2025 quarter increased $709 million, or 5%, compared to the September 2024 quarter, primarily due to costs associated with a 4% increase in capacity, higher expenses related to refinery sales to third parties and higher employee costs from increased wages, largely offset by lower aircraft fuel costs and higher costs in the September 2024 quarter associated with the CrowdStrike-caused outage. The 2024 CrowdStrike-caused outage and operational recovery resulted in approximately $170 million of additional operating expenses primarily due to customer expense reimbursements and crew-related costs. September 2024 quarter fuel expense was also approximately $50 million lower than it would have been as a result of the flight cancellations. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the September 2025 quarter increased $281 million, or 2%, compared to the September 2024 quarter, primarily for the reasons discussed above.

Our total operating cost per available seat mile ("CASM") increased 1% compared to the September 2024 quarter, while non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 0.3%.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of September 30, 2025 was $6.9 billion.

During the September 2025 quarter, operating activities generated $1.8 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Total cash sales to American Express were approximately $2.0 billion in the September 2025 quarter.

Cash flows used in investing activities during the quarter totaled $1.0 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $833 million in the September 2025 quarter. Additionally we had cash outflows of $459 million related to repayments of our debt and finance leases.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | September 2025 Form 10-Q	18

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended September 30, 2025 and 2024

Total Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2025		2024
Ticket - Main cabin	$6,063		$6,309		$(246)		(4)%
Ticket - Premium products	5,796		5,336		460		9%
Loyalty travel awards	1,108		978		130		13%
Travel-related services	539		484		55		11%
Passenger revenue	$13,506		$13,107		$399		3%
Cargo	233		196		37		19%
Other	2,934		2,374		560		24%
Total operating revenue	$16,673		$15,677		$996		6%

TRASM (cents)	21.09	¢	20.58	¢	0.51	¢	2%
Third-party refinery sales	(1.87)		(1.42)		(0.45)		32%
TRASM, adjusted(2)	19.22	¢	19.16	¢	0.06	¢	0.3%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total Revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the September 2024 quarter, total revenue increased $996 million, due to an increase in demand for premium products, particularly from corporate customers, refinery sales to third parties (included in Other revenue) and loyalty travel awards.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2024
(in millions)	Three Months Ended September 30, 2025	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$9,103	5%	1%	4%	4%	2%	(2)	pts
Atlantic	2,977	(2)%	3%	5%	(5)%	(7)%	(2)	pts
Latin America	759	(3)%	(3)%	(2)%	1%	—%	(1)	pt
Pacific	667	3%	10%	7%	(6)%	(4)%	2	pts
Total	$13,506	3%	2%	4%	1%	(1)%	(1)	pt

Domestic

Domestic passenger revenue increased 5% in the September 2025 quarter compared to the September 2024 quarter on a 4% increase in capacity. Domestic revenue increased due to strong demand for our premium products, particularly from corporate customers.

International

International passenger revenue for the September 2025 quarter decreased compared to the September 2024 quarter. The decrease in the Atlantic region is primarily driven by lower main cabin revenue, while premium products continued to perform well, and a shift in some leisure travel out of peak summer months. The decrease in Latin America region revenue primarily relates to reduced demand for Mexico leisure markets. Pacific region revenue growth reflects our network restoration in addition to increased load factor, particularly to China and Japan.

Delta Air Lines, Inc. | September 2025 Form 10-Q	19

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Refinery	$1,476	$1,083	$393	36%
Loyalty program	847	820	27	3%
Ancillary businesses	256	161	95	59%
Miscellaneous	355	310	45	15%
Other revenue	$2,934	$2,374	$560	24%

Refinery. Refinery sales to third parties increased $393 million compared to the September 2024 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions.

Ancillary Businesses. This includes revenues from aircraft maintenance services we provide to third parties and our vacation package operations. The increase is attributable to higher volume of engine repairs by our aircraft maintenance services operation during the September 2025 quarter.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, codeshare agreements, international joint venture partnership contractual settlements and certain other commercial relationships.

Delta Air Lines, Inc. | September 2025 Form 10-Q	20

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Salaries and related costs	$4,443	$4,231	$212	5%
Aircraft fuel and related taxes	2,570	2,747	(177)	(6)%
Ancillary businesses and refinery	1,724	1,250	474	38%
Contracted services	1,166	1,069	97	9%
Landing fees and other rents	921	832	89	11%
Regional carrier expense	649	600	49	8%
Aircraft maintenance materials and outside repairs	667	627	40	6%
Passenger commissions and other selling expenses	645	643	2	—%
Depreciation and amortization	614	643	(29)	(5)%
Passenger service	485	463	22	5%
Profit sharing	392	320	72	23%
Aircraft rent	135	137	(2)	(1)%
Other	578	718	(140)	(19)%
Total operating expense	$14,989	$14,280	$709	5%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 4% effective June 1, 2025, and 4% for Delta pilots on January 1, 2025.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $177 million compared to the September 2024 quarter primarily due to an 8% decrease in the market price of jet fuel partially offset by an increase in consumption consistent with the 4% increase in capacity. We expect that fuel consumption for the remainder of 2025 will increase compared to 2024 aligned with capacity, partially offset by improvements in the fuel efficiency from our recent aircraft acquisitions. The refinery generated a benefit of five cents per gallon compared to an incremental cost of three cents per gallon in the September 2024 quarter. We expect jet fuel prices to remain dynamic.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Three Months Ended September 30,		Increase (Decrease)	Three Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Fuel purchase cost(1)	$2,612	$2,738	$(126)	$2.30	$2.50	$(0.20)
Fuel hedge impact	11	(24)	35	0.01	(0.02)	0.03
Refinery segment impact	(53)	33	(86)	(0.05)	0.03	(0.08)
Total fuel expense	$2,570	$2,747	$(177)	$2.26	$2.51	$(0.25)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, aircraft maintenance services we provide to third parties and our vacation package operations. Refinery sales to third parties increased $393 million compared to the September 2024 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to the September 2024 quarter.

Profit Sharing. Profit sharing increased by $72 million due to higher quarterly results compared to the September 2024 quarter. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion.

Other. The decrease in other is primarily due to the impact of service recovery costs including customer expense reimbursements from the CrowdStrike-caused outage in the September 2024 quarter.

Delta Air Lines, Inc. | September 2025 Form 10-Q	21

Item 2. MD&A - Results of Operations
Results of Operations - Nine Months Ended September 30, 2025 and 2024

Total Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2025		2024
Ticket - Main cabin	$17,771		$18,450		$(679)		(4)%
Ticket - Premium products	16,402		15,377		1,025		7%
Loyalty travel awards	3,140		2,798		342		12%
Travel-related services	1,539		1,454		85		6%
Passenger revenue	$38,852		$38,079		$773		2%
Cargo	654		574		80		14%
Other	7,855		7,431		424		6%
Total operating revenue	$47,361		$46,084		$1,277		3%

TRASM (cents)	21.04	¢	21.30	¢	(0.26)	¢	(1)%
Third-party refinery sales	(1.63)		(1.63)		—		—%
TRASM, adjusted(2)	19.41	¢	19.67	¢	(0.26)	¢	(1)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2024 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2025 and 2024.

Compared to the nine months ended September 30, 2024, total revenue increased $1.3 billion, or 3%, on a 4% increase in capacity.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2024
(in millions)	Nine Months Ended September 30, 2025	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$26,521	2%	1%	4%	1%	(2)%	(3)	pts
Atlantic	7,221	1%	3%	3%	(2)%	(2)%	—	pts
Latin America	3,047	1%	1%	2%	—%	(1)%	(1)	pt
Pacific	2,063	10%	18%	11%	(7)%	(1)%	4	pts
Total	$38,852	2%	2%	4%	—%	(2)%	(2)	pts

Domestic passenger revenue for the nine months ended September 30, 2025 increased on higher capacity compared to the nine months ended September 30, 2024. International passenger revenue for the nine months ended September 30, 2025 increased 2% on 4% higher capacity compared to the nine months ended September 30, 2024.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Refinery	$3,680	$3,520	$160	5%
Loyalty program	2,509	2,451	58	2%
Ancillary businesses	710	554	156	28%
Miscellaneous	956	906	50	6%
Other revenue	$7,855	$7,431	$424	6%

Delta Air Lines, Inc. | September 2025 Form 10-Q	22

Item 2. MD&A - Results of Operations
Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Salaries and related costs	$12,928	$12,035	$893	7%
Aircraft fuel and related taxes	7,439	8,157	(718)	(9)%
Ancillary businesses and refinery	4,383	4,083	300	7%
Contracted services	3,442	3,134	308	10%
Landing fees and other rents	2,650	2,347	303	13%
Regional carrier expense	1,913	1,731	182	11%
Aircraft maintenance materials and outside repairs	1,904	1,990	(86)	(4)%
Passenger commissions and other selling expenses	1,869	1,865	4	—%
Depreciation and amortization	1,823	1,878	(55)	(3)%
Passenger service	1,397	1,339	58	4%
Profit sharing	986	964	22	2%
Aircraft rent	408	411	(3)	(1)%
Other	1,864	1,872	(8)	—%
Total operating expense	$43,006	$41,806	$1,200	3%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2024 are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2025 and 2024.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes decreased $718 million compared to the nine months ended September 30, 2024 due to a 13% decrease in the market price per gallon of jet fuel. The refinery generated a one cent benefit per gallon compared to two cents per gallon in the nine months ended September 30, 2024.

See "Refinery Segment" below for additional details on the refinery's operations.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Nine Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Fuel purchase cost(1)	$7,502	$8,229	$(727)	$2.33	$2.66	$(0.33)
Fuel hedge impact	(21)	4	(25)	(0.01)	—	(0.01)
Refinery segment impact	(42)	(76)	34	(0.01)	(0.02)	0.01
Total fuel expense	$7,439	$8,157	$(718)	$2.31	$2.64	$(0.33)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Contracted Services. The increase in contracted services results from inflationary rate increases in our operations and volume increases on a 4% increase in capacity.

Regional Carrier Expense. The increase in regional carrier expense primarily resulted from higher volume of regional flights.

Delta Air Lines, Inc. | September 2025 Form 10-Q	23

Item 2. MD&A - Non-Operating Results
Non-Operating Results

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(in millions)	2025	2024		2025	2024
Interest expense, net	$(171)	$(173)	$2	$(521)	$(567)	$46
Gain/(loss) on investments, net	311	350	(39)	1,007	(73)	1,080
Loss on extinguishment of debt	(6)	—	(6)	(26)	(36)	10
Miscellaneous, net	(41)	(13)	(28)	(143)	(146)	3
Total non-operating income/(expense), net	$93	$164	$(71)	$317	$(822)	$1,139

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2024, we made payments of $4.0 billion related to our debt and finance lease obligations. We have continued to pay down our debt during the nine months ended September 30, 2025 with $3.9 billion of payments on debt and finance lease obligations. During the June 2025 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes and used a portion of the proceeds to repay the Payroll Support Program loan due 2030 ("PSP1 Loan"). The new unsecured notes carry a lower interest rate than the repaid PSP1 Loan. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

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

Income Taxes

In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, the valuation allowance on mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period. Excluding the mark-to-market gains recognized in the nine months ended September 30, 2025, we project our annual effective tax rate for 2025 will be 24% to 25%.

On July 4, 2025, the One Big Beautiful Bill Act, was signed into law. The legislation did not have a material impact on our income tax expense for the September 2025 quarter, and we do not expect it to materially change our effective income tax rate for 2025.

Delta Air Lines, Inc. | September 2025 Form 10-Q	24

Item 2. MD&A - Refinery Segment
Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel. Monroe exchanges non-jet fuel products the refinery produces with third parties for jet fuel consumed in our airline operations. The jet fuel produced and procured through exchanging gasoline and diesel fuel produced by the refinery typically provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations. The refinery regularly optimizes its sales and exchange activities based on market conditions. A change in contractual agreements to buy and sell products with separate counterparties drove a decrease in exchanged products and increase in third party refinery sales during the current year compared to the prior year.

The refinery generated operating income of $42 million in the nine months ended September 30, 2025 compared to $76 million in the nine months ended September 30, 2024, primarily as a result of lower pricing of refined products.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Exchanged products	$23	$349	$(326)	$549	$1,147	$(598)
Sales of refined products	36	111	(75)	132	197	(65)
Sales to airline segment	260	369	(109)	852	1,147	(295)
Third party refinery sales	1,476	1,083	393	3,680	3,520	160
Operating revenue	$1,795	$1,912	$(117)	$5,213	$6,011	$(798)

Operating income/(loss)	$53	$(33)	$86	$42	$76	$(34)
Refinery segment impact on airline average price per fuel gallon	$(0.05)	$0.03	$(0.08)	$(0.01)	$(0.02)	$0.01

Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)	Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2025		2024			2025		2024
Revenue passenger miles (in millions) ("RPM")	67,621		66,310		2%	189,717		185,757		2%
Available seat miles (in millions) ("ASM")	79,054		76,162		4%	225,099		216,360		4%
Passenger mile yield	19.97	¢	19.77	¢	1%	20.48	¢	20.50	¢	—%
Passenger revenue per available seat mile ("PRASM")	17.08	¢	17.21	¢	(1)%	17.26	¢	17.60	¢	(2)%
Total revenue per available seat mile ("TRASM")	21.09	¢	20.58	¢	2%	21.04	¢	21.30	¢	(1)%
TRASM, adjusted(2)	19.22	¢	19.16	¢	0.3%	19.41	¢	19.67	¢	(1)%
Cost per available seat mile ("CASM")	18.96	¢	18.75	¢	1%	19.11	¢	19.32	¢	(1)%
CASM-Ex(2)	13.35	¢	13.30	¢	—%	13.73	¢	13.48	¢	2%
Passenger load factor	86%		87%		(1) pt	84%		86%		(2) pts
Fuel gallons consumed (in millions)	1,138		1,096		4%	3,226		3,093		4%
Average price per fuel gallon(3)	$2.26		$2.51		(10)%	$2.31		$2.64		(12)%
Average price per fuel gallon, adjusted(2)(3)	$2.25		$2.53		(11)%	$2.31		$2.64		(12)%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | September 2025 Form 10-Q	25

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at September 30, 2025 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	5.8
A220-300	34	—	—	34	2.5	66
A319-100	57	—	—	57	23.6
A320-200	48	—	—	48	29.0
A321-200	77	8	42	127	6.8
A321-200neo	84	—	—	84	1.8	71	70
A330-200	11	—	—	11	20.5
A330-300	28	—	3	31	16.7
A330-900neo	32	2	5	39	2.8		10
A350-900	27	—	11	38	5.3	6	10
A350-1000	—	—	—	—	—	20
B-717-200	80	—	—	80	24.0
B-737-800	73	4	—	77	24.0
B-737-900ER	119	6	38	163	9.7
B-737-10	—	—	—	—	—	100	30
B-757-200	76	—	—	76	26.9
B-757-300	16	—	—	16	22.6
B-767-300ER	39	—	—	39	29.1
B-767-400ER	21	—	—	21	24.7
Total	867	20	99	986	14.8	263	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at September 30, 2025.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)(2)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(3)	18	122	—	—	140
SkyWest Airlines, Inc.	5	34	—	87	126
Republic Airways, Inc.	—	—	11	46	57
Total	23	156	11	133	323
(1)We own 202 and have operating leases for two of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Excluded from the total operating count above are one owned CRJ-700 aircraft and one operating leased CRJ-900 aircraft which are temporarily parked as of September 30, 2025.
(3)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | September 2025 Form 10-Q	26

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of September 30, 2025, we had $6.9 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of September 30, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $6.1 billion in both the nine months ended September 30, 2025 and 2024. We expect to continue generating positive cash flows from operations during the remainder of 2025.

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

Fuel. Fuel expense represented approximately 17% and 20% of our total operating expense for the nine months ended September 30, 2025 and 2024, respectively. The market price for jet fuel is dynamic, which can impact the comparability of our periodic cash flows from operations. Fuel consumption was higher during the three and nine months ended September 30, 2025 compared to the prior year period due to the increase in capacity. We expect that fuel consumption for the remainder of 2025 will increase compared to 2024 aligned with capacity, partially offset by improvements in the fuel efficiency from our recent aircraft acquisitions.

Profit Sharing. We paid $1.4 billion in profit sharing payments in February 2025 related to our 2024 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Our broad-based employee profit sharing program provides that for each year in which we have an annual pre-tax profit, as defined by the terms of the program, we will pay a specified portion of that profit to eligible employees. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the nine months ended September 30, 2025, we accrued $986 million in profit sharing expense based on the year-to-date performance and current expectations for 2025 profit.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Total cash sales to American Express were $5.9 billion in the nine months ended September 30, 2025, an increase of 10% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Delta Air Lines, Inc. | September 2025 Form 10-Q	27

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Capital Expenditures. Our capital expenditures were $3.6 billion and $3.8 billion for the nine months ended September 30, 2025 and 2024, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2025 capital spend of approximately $5.0 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2025, we had cash outflows of $3.9 billion related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

In June 2025, we issued $2.0 billion in aggregate principal amounts of unsecured notes, consisting of $1.0 billion of 4.95% Notes due 2028 and $1.0 billion of 5.25% Notes due 2030 (collectively, the "Notes"). The net proceeds from the offering of the Notes were used to repay the PSP1 Loan and for general corporate purposes.

In September 2025, we and our indirect wholly-owned subsidiary SkyMiles IP Ltd. entered into an amendment to the SkyMiles term loan credit and guaranty agreement (the "SkyMiles Credit Facility"). This amendment, among other things, (i) refinanced the existing term loans with the proceeds of replacement term loans bearing interest at a variable rate equal to an adjusted term SOFR, plus a reduced margin of 1.50% per annum, payable quarterly; (ii) extended the scheduled maturity from October 2027 to October 2028; (iii) reduced the principal amortization payments from 20% to 1% per year, payable quarterly; and (iv) added a prepayment premium of 1.00% payable in connection with a Repricing Event (as defined in the amended SkyMiles Credit Facility) occurring within six months following September 30, 2025.

In February 2025, Moody's credit rating agency upgraded its rating for Delta to Baa2, an investment grade rating. In the September 2025 quarter, Fitch Ratings upgraded its outlook for Delta to Positive from Stable.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on our debt agreements.

Capital Return to Shareholders. On August 21, 2025 we paid the dividend previously declared in the June 2025 quarter for total cash dividends of $122 million. Total cash dividends for the nine months ended September 30, 2025 were $318 million.

On September 25, 2025, the Board of Directors approved and we will pay a quarterly dividend of $0.1875 per share on November 6, 2025 to shareholders of record as of October 16, 2025.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares were repurchased under this program through September 30, 2025.

Covenants. We were in compliance with the covenants in our debt agreements at September 30, 2025.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | September 2025 Form 10-Q	28

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

Total revenue, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2025	2024
Total revenue	$16,673	$15,677
Adjusted for:
Third-party refinery sales	(1,476)	(1,083)
Total revenue, adjusted	$15,197	$14,594

Operating expense, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2025	2024
Operating expense	$14,989	$14,280
Adjusted for:
Third-party refinery sales	(1,476)	(1,083)
MTM adjustments and settlements on hedges	(11)	24
Operating expense, adjusted	$13,502	$13,221

Delta Air Lines, Inc. | September 2025 Form 10-Q	29

Item 2. MD&A - Supplemental Information

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions, except per gallon data)	2025	2024	2025	2024
Total fuel expense	$2,570	$2,747	$2.26	$2.51
Adjusted for:
MTM adjustments and settlements on hedges	(11)	24	(0.01)	0.02
Total fuel expense, adjusted	$2,559	$2,771	$2.25	$2.53

			Average Price Per Gallon
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per gallon data)	2025	2024	2025	2024
Total fuel expense	$7,439	$8,157	$2.31	$2.64
Adjusted for:
MTM adjustments and settlements on hedges	21	(4)	0.01	—
Total fuel expense, adjusted	$7,459	$8,153	$2.31	$2.64

TRASM, adjusted reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
TRASM (cents)	21.09	¢	20.58	¢	21.04	¢	21.30	¢
Adjusted for:
Third-party refinery sales	(1.87)		(1.42)		(1.63)		(1.63)
TRASM, adjusted	19.22	¢	19.16	¢	19.41	¢	19.67	¢

CASM-Ex reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
CASM (cents)	18.96	¢	18.75	¢	19.11	¢	19.32	¢
Adjusted for:
Aircraft fuel and related taxes	(3.25)		(3.61)		(3.30)		(3.77)
Third-party refinery sales	(1.87)		(1.42)		(1.63)		(1.63)
Profit sharing	(0.50)		(0.42)		(0.44)		(0.45)
CASM-Ex	13.35	¢	13.30	¢	13.73	¢	13.48	¢

Delta Air Lines, Inc. | September 2025 Form 10-Q	30

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

Free cash flow reconciliation
(in millions)	Three Months Ended September 30, 2025
Net cash provided by operating activities	$1,847
Net cash used in investing activities	(1,035)
Adjusted for:
Pension plan contributions	6
Net cash flows related to certain airport construction projects and other	15
Free cash flow	$833

Delta Air Lines, Inc. | September 2025 Form 10-Q	31

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2025 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Capacity Antitrust Litigation

In July 2015, a number of purported class action antitrust lawsuits were filed alleging that Delta, American, United, and Southwest had conspired to restrain capacity. The lawsuits were filed in the wake of media reports that the US Department of Justice had served civil investigative demands upon these carriers seeking documents and information relating to this subject. The lawsuits have been consolidated into a single Multi-District Litigation proceeding in the U.S. District Court for the District of Columbia. In August 2023, the Court denied the defendants’ motions for summary judgment that had been pending for over two years. In Fall 2023, we moved to certify the decision for an interlocutory appeal or for reconsideration, and in September 2025, the Court denied that motion in a brief decision. The case will proceed to class discovery. We believe the claims in these cases are without merit and are vigorously defending these lawsuits.

ITEM 1A. RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

Delta Air Lines, Inc. | September 2025 Form 10-Q	32

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2025 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares were repurchased under this program through September 30, 2025.

Shares purchased / withheld from employee awards during the September 2025 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 2025	3,566	$49.42	3,566	$1,000
August 2025	4,105	$55.37	4,105	$1,000
September 2025	23,848	$60.54	23,848	$1,000
Total	31,519		31,519

Delta Air Lines, Inc. | September 2025 Form 10-Q	33

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)		Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)		Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2		Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1		Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1
Second Amendment to Term Loan Credit and Guaranty Agreement, entered into as of September 30, 2025, among SkyMiles IP Ltd., Delta Air Lines, Inc. and Barclays Bank PLC, as lender and as administrative agent.

15		Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1		Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

31.2		Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025.

101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

	*	Incorporated by reference.

Delta Air Lines, Inc. | September 2025 Form 10-Q	34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ William C. Carroll
William C. Carroll
Senior Vice President - Controller
(Principal Accounting Officer)
October 9, 2025

Delta Air Lines, Inc. | September 2025 Form 10-Q	35