Form 10-K
period 2025-12-31
DELTA AIR LINES, INC.
filed 2026-02-11
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $32.1 billion.
On January 31, 2026, there were outstanding 653,130,708 shares of the registrant's common stock.
This document is also available on our website at http://ir.delta.com/.
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

Delta Air Lines, Inc. | 2025 Form 10-K	1

Item 1. Business
Part I

ITEM 1. BUSINESS

General

As a global airline based in the United States, we connect customers across our expansive global network with a commitment to ensuring that the future of travel is connected, personalized and enjoyable. In 2025, we served over 200 million customers safely, reliably and with industry-leading customer service innovation.

Competitive Advantages and Brand Strength

As we celebrated our centennial year in 2025, we continued to differentiate Delta from the industry and to invest in extending our competitive advantages. These enduring competitive advantages, which support our trusted consumer brand, include our people and culture, operational reliability, global network, customer loyalty and financial foundation.

People and Culture

The Delta people and culture are our strongest competitive advantage. Our more than 100,000 employees provide world-class travel experiences for our customers and best-in-class service. We believe that Delta's brand transcends the industry, powered by our people's outstanding work and passion for serving our customers. For 2025, Delta was named No. 15 on the Fortune 100 Best Companies to Work For list and was ranked No. 2 in the Forbes ranking of the World's Best Employers.

Our industry-leading profit sharing program directly aligns our employees' interests with the company's long-term success and for 2025, we are rewarding them with $1.3 billion in profit sharing payments in February 2026. The company also maintains a Shared Rewards program to incentivize operational performance, and our employees earned $67 million under this program in 2025.

Operational Reliability

We remain committed to industry-leading reliability as the foundation for our brand promise and efficiency. We are consistently among the industry's best performers, delivering the best completion factor and on-time departures and arrivals among our network carrier competitors in 2025. In recognition of our unwavering commitment to operational performance and reliability, we were named North America's most on-time airline of 2025 by Cirium for the fifth consecutive year.

Global Network

We and our alliance partners collectively serve over 150 countries and territories and nearly 1,000 destinations around the world. At the end of 2025, we offered up to 5,500 peak-day flights to more than 300 destinations on six continents.

Our domestic network is centered around core hubs in Atlanta, Detroit, Minneapolis-St. Paul and Salt Lake City. Core hubs have strong local passenger share, a high penetration of customers loyal to Delta, a competitive cost position and strong margins. Coastal hub positions in Boston, Los Angeles, New York-LaGuardia, New York-JFK and Seattle complement our core hub positions. Coastal hubs provide a strong presence in large revenue markets and enable growth in loyalty, premium products and international service.

In 2025, we continued to focus on increasing flights at our core hubs while improving the efficiency of our operations in our coastal hubs. We continue to leverage our coastal gateways and strategic relationships with international airline partners to further expand our international service.

Internationally, we seek to bring more choice to customers through innovative alliances with Aeroméxico, Air France-KLM, China Eastern, LATAM Airlines Group S.A. ("LATAM"), Korean Air, Virgin Atlantic and WestJet. We operate significant hubs in, or have market presence in the key cities of, Amsterdam, Bogota, Lima, London-Heathrow, Mexico City, Paris-Charles de Gaulle, Santiago (Chile), São Paulo, Seoul-Incheon and Tokyo. Our strategic relationships with international airlines are an important part of our business as they improve our access to markets around the world and enable us to provide customers a more seamless global travel experience across our alliance network. The most significant of these arrangements are commercial joint ventures or cooperation agreements that include joint sales and marketing coordination, co-location of airport facilities and other commercial cooperation arrangements. In some cases, we have reinforced strategic alliances through equity investments where we have the opportunity to create deep relationships and maximize commercial cooperation.

Delta Air Lines, Inc. | 2025 Form 10-K	2

Item 1. Business
Our global network is supported by a fleet of 1,314 aircraft as of December 31, 2025 that are varied in size and capabilities, giving us flexibility to adjust aircraft to the network. We are continuing to refresh our fleet by acquiring new and more fuel-efficient aircraft with increased premium seating and cargo capacity to replace retiring aircraft, while modifying our existing aircraft cabins to increase premium offerings and harmonize interiors. Simultaneously, we continue on our multi-year journey of fleet simplification by replacing retiring aircraft with deliveries of next-generation aircraft.

Customer Loyalty

We have continued to earn our customers' trust and preference by delivering the "Delta Difference" with operational excellence, best-in-class service and commitment to our customers. This has made Delta the airline of choice for premium customers. We continue to focus on elevating the customer experiences through premium partnerships, leveraging generational investments in our airport infrastructure and developing innovative technology initiatives such as Delta Concierge and the evolution of Delta Sync to deliver personalized support and experiences at scale. We believe our investment in customer service and experience, operations, product, airports, and technology strengthens customer perception of our brand, builds loyalty, and supports a sustained revenue premium. In 2025, various outlets recognized Delta as a trusted consumer brand, including:

•Best U.S. Airline and topped five categories in the Forbes Travel Guide’s Luxury Air Travel Awards.

•Best Airline Staff Service in North America at the Skytrax World Airline Awards, based entirely on customer feedback.

•The number one airline by corporate travel customers in the annual Business Travel News Airline Survey for the 15th year in a row and the number one U.S. airline by Condé Nast Traveler readers.

•The Best U.S. Airline by The Points Guy for the seventh year in a row.

Our award-winning SkyMiles program, discussed in further detail below, is designed to attract lifetime members and to grow customer loyalty by offering our customers a wide variety of benefits when traveling with us and our partners, and personalizing our engagement with them. We aim to increase the value of our program and to deepen customer engagement with Delta through a growing ecosystem of partnerships with premier brands and travel-adjacent experiences, further extending the value of our SkyMiles currency into our members' daily activities. These partnerships are also driving engagement among younger consumers. We expect the increased value we provide customers to deliver high-margin revenue and resilient cash flows.

Financial Foundation

Through more than 15 years of consistent strategy, investment and execution, we have fundamentally transformed our business by investing in our people, our product and our reliability to alter the commodity-like nature of air travel and improve our financial foundation. We strive to continue achieving differentiated performance by delivering sustained value creation through margin expansion, durable earnings and free cash flow. Continuing to strengthen our balance sheet and reducing debt remain financial priorities. Delta is rated investment grade by each of the three major credit rating agencies.

We continue to diversify our business by growing high-margin revenue streams that leverage our competitive advantages, including:

•Our continued focus on our premium products (including Delta One®, First Class, Delta Premium Select and Delta Comfort+®) and further segmentation of our product offerings.

•Our partnership with American Express, which provides us a co-brand revenue stream tied to broader consumer spending.

•Our Maintenance, Repair and Overhaul ("MRO") operation, where we are well-positioned for growth through contractual agreements with jet engine manufacturers, including both legacy and next-generation engine platforms, as well as through our airframe and other maintenance services.

•Our other complementary portfolio businesses, such as our cargo operations and Delta Vacations.

Delta Air Lines, Inc. | 2025 Form 10-K	3

Item 1. Business
Our premium yield growth has significantly outpaced main cabin as demand for premium products continues to grow. In 2025, we continued to expand our premium products and services, ensuring more customers can experience our most elevated products.

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

Miles may be used toward award redemptions such as flights and upgrades on Delta, our regional carriers and other participating airlines as well as donations to specific charities and more. In 2025, 12% of revenue miles flown on Delta were from award travel, as program members redeemed miles in the loyalty program for approximately 35 million award tickets. Our most significant and valuable contract to sell miles relates to our co-brand credit card relationship with American Express. In 2025, remuneration from American Express totaled $8.2 billion, which we expect to grow to $10 billion over the next few years.

Innovative Investments in Technology

Technology is a strategic differentiator for our business. We have and will continue to invest in technological improvements, including innovations to customer-facing applications and improvements to infrastructure and technology architecture to unify and improve access to data sources. We are building on our recent digital transformation to further enhance interactions with our customers, which allows our people to deliver more personalized service, further enhancing the customer experience, strengthening our brand, and driving revenue and efficiency.

We are also using technology to reinforce our operational performance and efficiency. In our operations, we are beginning to adopt artificial intelligence ("AI") models to help us route and distribute bags with short timeframes to make connections in our hubs and make gating decisions that are aimed at keeping flights on time. We are also using AI to optimize the frequency and timing of maintenance tasks to increase reliability. Over time, we also expect AI to play an even greater role in the way we manage and minimize operational disruptions.

For our customers, we are making investments in digital platforms on the ground and in the air. We continue to enhance the Delta app with new self-service capabilities while making it more seamless for customers to find what they need and engage by using natural language. In 2025, we launched the beta version of Delta Concierge, an AI-powered virtual assistant within the Delta app, which aims to deliver real-time travel support for our customers. On the ground, we are investing to create a smoother and less stressful travel experience. App-enabled bag drop and touchless ID expansion across our network are expediting customer movement through airport lobbies and security screening checkpoints. We are able to deliver more detailed notifications and recommended next steps for customers experiencing flight disruptions.

Onboard the aircraft, we continue to invest in our in-flight entertainment and are expanding fast and free Wi-Fi for all customers through a free SkyMiles account. In December 2025, we celebrated an important milestone with our 1,000th free Wi-Fi-enabled aircraft entering service. We also continue to innovate and enhance our digital customer platform on board our aircraft, which will enable the creation of more personalized experiences over the next several years.

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

Delta Air Lines, Inc. | 2025 Form 10-K	4

Item 1. Business
Each of our joint venture or cooperation arrangements provides for joint commercial cooperation with the relevant partner within the geographic scope of the arrangement, including the sharing of revenues and/or profits and losses generated by the parties on the joint venture routes, as well as joint marketing and sales, coordinated pricing and revenue management, network and schedule planning and other coordinated activities related to the parties' operations on such routes. Our implemented commercial joint ventures/cooperation agreements consist of the following:

•A combined joint venture agreement with Air France, KLM and Virgin Atlantic with respect to transatlantic traffic flows. In addition to the joint venture, we own a non-controlling 49% equity stake in Virgin Atlantic Limited, the parent company of Virgin Atlantic Airways, and a 3% ownership stake in the parent company of Air France and KLM.

•A joint cooperation agreement with Aeroméxico with respect to trans-border traffic flows between the U.S. and Mexico. In addition to the joint cooperation agreement, we currently own an approximately 19% equity stake in Grupo Aeroméxico, S.A.B. de C.V., the parent company of Aeroméxico.

•A joint venture agreement with LATAM with respect to traffic flows between North and South America, allowing our passengers to access more than 300 destinations between the United States/Canada and Argentina, Brazil, Chile, Colombia, Ecuador, Paraguay, Peru and Uruguay. We currently own an approximately 11% equity stake in LATAM.

•A joint venture agreement with Korean Air with respect to traffic flows between the United States and certain countries in Asia. In addition to the joint venture, we own just under 15% of the outstanding common stock of Hanjin-KAL, the largest shareholder of Korean Air.

Each of our joint venture or joint cooperation agreements described above has been approved and granted antitrust immunity from the U.S. Department of Transportation ("DOT"). On September 15, 2025, the DOT issued a final order terminating the antitrust immunity for our joint cooperation agreement with Aeroméxico and directed us and Aeroméxico to wind down certain joint operations that were covered by the immunity by January 1, 2026. We and Aeroméxico subsequently filed a petition in the United States Court of Appeals for the Eleventh Circuit for judicial review of the DOT final order. On November 12, 2025, the Court granted a stay of the final order pending the resolution of the case, the timing and outcome of which cannot be predicted at this time. In the meantime, we and Aeroméxico continue to operate under the joint cooperation agreement.

Other International Carriers. In addition to our joint venture and joint cooperation agreements that have been granted antitrust immunity from the DOT as described above, we maintain commercial relationships and marketing arrangements with other foreign carriers to enhance our global network. These arrangements may include reciprocal codesharing, loyalty program participation, airport lounge access, joint sales cooperation or promotions, shared airport facilities, office co-location and other activities.

Some of these relationships include minority equity investments. For example, we own a 2% equity interest in China Eastern, with whom we have a strategic joint marketing and commercial cooperation arrangement covering traffic flows between China and the U.S. In 2025, we acquired an approximately 13% minority equity stake in WestJet, with whom we have a strategic commercial cooperation agreement covering traffic flows between the U.S. and Canada.

SkyTeam. We are a member of the SkyTeam global airline alliance. The other members of SkyTeam are Aerolíneas Argentinas, Aeroméxico, Air Europa (Spain), Air France, China Airlines, China Eastern, Garuda Indonesia, Kenya Airways, KLM, Korean Air, Middle East Airlines, SAS Scandinavian Airlines, Saudia, TAROM (Romania), Vietnam Airlines, Virgin Atlantic and Xiamen Airlines (China). Through alliance arrangements with other SkyTeam carriers, we are able to link our route network with those of the other member airlines, providing opportunities to increase connecting traffic while offering enhanced customer service through reciprocal codesharing and loyalty program participation, airport lounge access and cargo operations.

Regional Carriers

We have air service agreements with domestic regional air carriers that feed traffic to our network by serving passengers primarily in small and medium-sized cities in the domestic market. These arrangements enable us to better match capacity with demand in these markets.

Delta Air Lines, Inc. | 2025 Form 10-K	5

Item 1. Business
Through our regional carrier program, Delta Connection®, we have contractual arrangements with regional carriers to operate aircraft using our "DL" designator code. We currently have contractual arrangements with:

•Endeavor Air, Inc., a wholly owned subsidiary of ours ("Endeavor");

•Republic Airways, Inc.; and

•SkyWest Airlines, Inc. ("SkyWest Airlines").

Our contractual agreements with regional carriers are primarily capacity purchase arrangements, under which we control the scheduling, pricing, reservations, ticketing and seat inventories for the regional carriers' flights operating under our "DL" designator code. We are entitled to all ticket, cargo, mail, in-flight and ancillary revenues associated with the flights under these capacity purchase arrangements. We pay those airlines an amount, as defined in the applicable agreement, which is based on a determination of their cost of operating those flights and other factors intended to approximate market rates for those services. These capacity purchase agreements are generally long-term in nature, with expiration varying for different tranches of aircraft. Certain of these agreements provide us the right to terminate the entire agreement, or in some cases remove some of the aircraft from the scope of the agreement, for convenience at certain future dates.

SkyWest Airlines operates some flights for us under a revenue proration agreement. This proration agreement establishes a fixed dollar or percentage division of revenues for tickets sold to passengers traveling on connecting flight itineraries.

Cargo

Through our global network, our cargo operations are able to connect the world’s major freight gateways. We generate cargo revenues in domestic and international markets through the use of cargo space on regularly scheduled passenger aircraft. We are a member of SkyTeam Cargo, an international airline cargo alliance with six other airlines that offers an extensive worldwide network, through which we provide global solutions to our customers by connecting our network with those partners.

Other Complementary Businesses

We have various other businesses arising from our airline operations, including the following:

•In addition to providing maintenance and engineering support for our fleet of mainline and regional aircraft, our MRO operation, known as Delta TechOps, provides engine, component, airframe and other maintenance services to aviation and airline customers from around the world. With agreements to service both legacy and multiple next-generation aircraft engines as well as components, Delta TechOps is positioned as a leading global service provider for state-of-the-art, more sustainable engines.

•Our vacation package subsidiary, Delta Vacations, provides elevated, all-in-one, customized and flexible vacation experiences designed for members of our SkyMiles program. Revenue allocated to Delta Vacations excludes flight revenue associated with vacation packages.

Environmental Sustainability

We are pursuing a long-term strategy to achieve net-zero greenhouse gas ("GHG") emissions from our airline operations by 2050, with initiatives focused around three key themes: What We Fly, How We Fly, and the Fuel We Use. In 2025, we achieved several of our near-term decarbonization goals as we continued to prioritize innovative measures to reduce emissions and other environmental impacts across our business.

The global aviation industry is viewed as a "hard-to-abate" sector, meaning it is innately difficult to decarbonize. Achieving our long-term aspirations will require substantial expansion of the Sustainable Aviation Fuel ("SAF") market, the development, discovery and adoption of new technologies, engagement from both internal and external stakeholders, as well as partnerships across industries to increase production of alternative fuels and help drive down costs.

Delta Air Lines, Inc. | 2025 Form 10-K	6

Item 1. Business
What We Fly

Our sustainability strategy aims to introduce revolutionary aircraft into our fleet. In 2025, we announced partnerships with both JetZero and Maeve to accelerate the design and development of revolutionary aircraft. JetZero aims to build a blended wing-body aircraft expected to be up to 50% more fuel efficient than today's mid-market aircraft, while Maeve is building a regional, hybrid-electric solution aimed at reducing fuel consumption by up to 40%. Other revolutionary fleet partners include Joby, with their home-to-airport air taxi offering, as well as Airbus and Boeing, both of which are exploring next generation technology.

How We Fly

In 2025, we met and exceeded our near-term operational fuel efficiency target of 1% fuel burn savings, by delivering over 55 million gallons of jet fuel savings from operational improvements as compared to 2019 and relative to what we would have used if we had not undertaken any fuel efficiency efforts, not including fleet renewal. Cross-functional Delta teams collaborated to implement innovative strategies to reduce jet fuel consumption. This achievement of 55 million gallons of jet fuel savings is worth more than $125 million in annual cost savings to Delta.

The Fuel We Use

SAF is the most promising lever known today to reduce lifecycle carbon emissions from conventional jet fuel and decarbonize our operations. However, currently available SAF supply does not meet global airline demand for even one week. We continue to work across industries and with state and federal lawmakers to advocate for policy solutions to further incentivize SAF production and allow the SAF market to reach scale in the U.S.

Fuel

Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. We purchase most of our aircraft fuel under contracts that establish the price based on various market indices and therefore do not provide material protection against price increases or assure the availability of our fuel supplies. We also purchase aircraft fuel on the spot market, from offshore sources and under contracts that permit the refiners to set the price. We are currently able to obtain adequate supplies of aircraft fuel, including fuel produced by the Trainer refinery operated by our subsidiary Monroe Energy, LLC ("Monroe") and its pipeline subsidiary, or procured through the sale of gasoline, diesel and other refined petroleum products ("non-jet fuel products") the refinery produces, and crude oil for Monroe's operations.

The following table shows our aircraft fuel consumption and costs:

Fuel consumption and expense by year
Year	Gallons Consumed(1) (in millions)	Cost(1)(2) (in millions)	Average Price Per Gallon(1)(2)	Percentage of Total Operating Expense(1)(2)
2025	4,269	$9,819	$2.30	17%
2024	4,114	$10,566	$2.57	19%
2023	3,926	$11,069	$2.82	21%
(1)Includes the operations of our regional carriers operating under capacity purchase agreements.
(2)Includes the impact of fuel hedge activity and refinery segment results.

Monroe Energy

Monroe and its pipeline subsidiary operate the Trainer refinery and related logistics assets located near Philadelphia, Pennsylvania. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the northeastern U.S., including our New York City hubs at LaGuardia and JFK. These companies are distinct from our airline operation, operating under their own management teams and with their own boards. We own Monroe as part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, as well as to maintain sufficiency of supply to our New York operations.

Refinery Operations. The facility is capable of refining approximately 200,000 barrels of crude oil per day and sources domestic and foreign crude oil supply from a variety of providers.

Delta Air Lines, Inc. | 2025 Form 10-K	7

Item 1. Business
Environmental Sustainability. We are evaluating operational pathways for integrating Monroe into Delta's net zero future. Monroe’s sustainability ambitions include being one of the most energy efficient refineries in the country with the lowest energy intensity and GHG emissions on an absolute and per barrel basis. For example, Monroe continues the execution of its plan to replace steam-driven turbines that currently power pumps at the facility with more efficient and reliable electric motors, which will reduce the amount of steam required from the facility’s natural gas-fired boilers. The Monroe team also provides their expertise on refining, biofuels and the challenges of scaling SAF regularly to the Delta team.

Fuel Hedging Program

Substantially all of our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory. We may utilize different contract and commodity types in this program and frequently test their economic effectiveness against our financial targets. We closely monitor the hedge portfolio and rebalance the portfolio based on market conditions, which may result in locking in gains or losses on hedge contracts prior to their settlement dates.

Employee Matters

Human Capital Management

We believe that the Delta people and culture are our strongest competitive advantage, and the high-quality service that our employees provide sets us apart from other airlines. As of December 31, 2025, we had approximately 103,000 full-time employee equivalents, of which approximately 100,000 were based in the U.S.

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

The health and safety of our employees is foundational to achieving these objectives. Delta's Safety Management System is central to promoting a positive safety culture, proactively managing safety risk and making investments to ensure a safe experience for our employees and customers.

Our approach to diversity, equity and inclusion is aligned with our business strategy and company values. We believe that when we reflect and respect the world, we are able to better connect and serve our global customers. Our operational excellence, business growth, talent retention, increased innovation, world-class reliability and customer engagement, satisfaction and loyalty are the result of hiring the best, most qualified people.

With our people-first approach:

•We are dedicated to being an industry leader in closing the gap between employees’ needs and the material security they deserve. We champion fair living wages and economic opportunities that ensure secure, stable futures for our employees and their families.

•We are committed to hiring and promoting the most qualified talent and aspire for our senior leadership team to reflect the diversity of backgrounds and experiences of our more than 100,000 employees.

Delta Air Lines, Inc. | 2025 Form 10-K	8

Item 1. Business
•Our employee engagement through Business Resource Groups positively impacts employees’ sense of belonging and our ability to consistently tap into employee perspectives, informing our business and employee experience.

We also believe that listening, engaging and connecting with employees furthers our human capital management objectives. We do so primarily through our open-door policy, employee engagement groups and business resource groups, digital communication across all levels of the company, in-person events with senior management and company-wide and division-specific surveys to evaluate employee satisfaction.

We also conduct annual employee surveys to measure engagement and seek feedback on employee satisfaction, leadership effectiveness, our culture of safety, our wellbeing programs and our efforts to promote a diverse and inclusive workplace for all employees.

Collective Bargaining

As of December 31, 2025, approximately 20% of our full-time equivalent employees were represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	17,260	ALPA	December 31, 2026
Delta Flight Superintendents (Dispatchers)	530	PAFCA	August 1, 2030
Endeavor Pilots	1,770	ALPA	January 1, 2029
Endeavor Flight Attendants	1,910	AFA	March 31, 2027

In addition to the domestic airline employee groups discussed above, approximately 200 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2026. This agreement is governed by the National Labor Relations Act ("NLRA"), which generally allows either party to engage in self-help upon the expiration of the agreement. Certain of our employees outside the U.S. are represented by unions, work councils or other local representative groups.

Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our operating subsidiaries, that are not represented for collective bargaining purposes.

Competition

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), operational reliability, services, products, customer service and loyalty programs. Over the last 20 years, the industry has evolved significantly both domestically and internationally. Consolidation, international alliances, immunized joint ventures and subsidized government-sponsored international carriers have shaped the competitive landscape in the industry, resulting in airlines and alliances with significant financial resources, extensive global networks and competitive cost structures. In addition to competition from other carriers, we compete to a lesser extent with surface transportation and technological alternatives such as virtual meetings, teleconferencing or videoconferencing.

Domestic

Our domestic operations are subject to significant competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra-low-cost carriers, including Allegiant Air, Frontier Airlines and Spirit Airlines. Some of these carriers have business models primarily focused on maintaining low costs, with the intention of providing service at lower fares to destinations served by Delta. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity. We also face competition in small- to medium-sized markets from regional jet operations of other carriers.

Delta Air Lines, Inc. | 2025 Form 10-K	9

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

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over some airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry, as discussed below, are generally governed by the Railway Labor Act with oversight by the National Mediation Board ("NMB"). Environmental matters are regulated by various federal, state, local and foreign governmental entities. Privacy of passenger and employee data is regulated by domestic and foreign laws and regulations. In addition, certain foreign jurisdictions have enacted passenger protection rules and regulations, including requirements to compensate passengers in certain cases, that meet or exceed U.S. requirements.

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

Delta Air Lines, Inc. | 2025 Form 10-K	10

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

In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms at Reagan National in Washington, D.C. and LaGuardia and JFK in the New York City area. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations. Similarly, our operations at many international airports are regulated by local slot coordinators pursuant to the International Air Transport Association's Worldwide Scheduling Guidelines and applicable local law. We currently have sufficient slots or analogous authorizations to operate our existing flights, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.

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

Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self-help," unless the U.S. President appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in self-help. Self-help includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent self-help by enacting legislation that, among other things, imposes a settlement on the parties.

Delta Air Lines, Inc. | 2025 Form 10-K	11

Item 1. Business
Environmental Regulation

Environmental Compliance Obligations. Our operations are subject to numerous international, federal, state and local laws and regulations governing protection of the environment, including regulation of greenhouse gases and other air emissions, water discharges, aircraft drinking water, storage and use of petroleum products and other regulated substances, and the management and disposal of hazardous waste, substances and materials. Our aircraft are also subject to federal and international noise regulations.

We are also subject to certain environmental laws and contractual obligations governing the management and release of regulated substances, which may require investigation and remediation at affected sites. To address soil and/or ground water impacts resulting from our operations, we have a program in place to investigate and, if appropriate, remediate those impacts. Although the ultimate outcome of these matters cannot be predicted with certainty, we believe that the resolution of these matters will not have a material adverse effect on our Consolidated Financial Statements.

In 2024, the U.S. Environmental Protection Agency (the "EPA") finalized regulations defining certain per- and polyfluoroalkyl substances ("PFAS") as "hazardous substances" under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and the EPA also finalized standards regulating certain PFAS under the Safe Drinking Water Act. PFAS are man-made chemicals that have been used in a wide variety of consumer and industrial products, including the firefighting foams used to extinguish fuel-based fires at airports and refineries. Numerous states have also adopted regulations governing PFAS. The EPA’s final rule under CERCLA, and analogous state laws, could subject airports, airlines, and refineries, among others, to potential liability for cleanup of historical PFAS contamination associated with use of PFAS-containing firefighting foam. In addition, some states have adopted legislation prohibiting the manufacture, sale, distribution and/or use of firefighting foam containing intentionally added PFAS, which may require the transition to alternative fire suppression systems. Delta has developed and is implementing plans to transition the fire suppression systems in affected aircraft maintenance hangars to systems that do not contain intentionally added PFAS. The ultimate impact and associated cost to Delta of these legislative and regulatory developments related to PFAS, including firefighting foam, cannot be predicted at this time.

Regulation of GHG Emissions. Aviation industry GHG emissions, particularly carbon emissions, and their impact on climate change remain a focus in the international community. In 2016, the International Civil Aviation Organization ("ICAO") formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"). This program established a goal for the aviation industry to achieve carbon-neutral growth in international aviation beginning in 2021. Any growth above the baseline would need to be addressed using eligible carbon offsets and/or lower carbon fuel. ICAO set the baseline for establishing airlines’ obligations under CORSIA for 2021 to 2023 based on 2019 travel, and in 2022 set a new, more stringent CORSIA baseline of 85% of 2019, which will apply from 2024 through 2035. The pilot phase of the CORSIA program ran from 2021 through 2023, followed by a first phase that began in 2024 and a second phase beginning in 2027.

The U.S. government has not yet enacted legislation to mandate that U.S. operators participate in CORSIA. Nonetheless, we have voluntarily submitted verified emissions reports on our annual international emissions. While airlines had no offsetting obligations during the pilot phase of CORSIA as a result of the impact of the COVID-19 pandemic on international travel, international airline emissions will likely exceed the new baseline during the first phase (2024 – 2026), triggering CORSIA's offsetting requirements. CORSIA is expected to increase operating costs for airlines subject to the program that operate internationally. Because CORSIA has not yet been implemented in the United States and could potentially be affected by political developments in participating countries or the results of the initial phases of the program, the impact of CORSIA cannot be predicted at this time.

Additionally, the EU requires its member states to implement regulations to include aviation in its Emissions Trading Scheme ("ETS"). Under these regulations, any airline with flights originating from or landing in the European Economic Area ("EEA") is subject to the ETS and, beginning in 2012, was required to purchase emissions allowances if the airline exceeds the number of free allowances allocated to it under the ETS. The initial scope of the ETS, however, was narrowed so that it would apply only to flights within the EEA through 2023 to align with the pilot phase of CORSIA. In 2023, the EU adopted new legislation extending this narrow scope of the EU ETS until 2027. It also requires a review of CORSIA’s effectiveness in 2026, which could potentially lead to expansion of the EU ETS to include all flights departing the EU and EEA. The United Kingdom ("UK") also has an ETS program that includes aviation. The UK ETS currently applies to UK domestic flights and flights from the UK to EEA countries.

Delta Air Lines, Inc. | 2025 Form 10-K	12

Item 1. Business
In 2017, ICAO also adopted aircraft certification standards to reduce carbon dioxide ("CO2") emissions from new aircraft. The new aircraft certification standards applied to new fleet types in 2020 and will apply to in-production aircraft no later than 2028. These standards will not apply to existing in-service aircraft. In 2021, the EPA finalized GHG emission standards for new aircraft engines designed to implement the ICAO standards on the same timeframe contemplated by ICAO, and these standards were upheld in response to legal challenges. Like the ICAO standards, the final EPA standards do not apply to engines on in-service aircraft.

The airline industry may face additional regulation of aircraft emissions in the U.S. and abroad and could become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for GHG emissions in various jurisdictions. For example, in 2023, the EU adopted legislation that established a SAF mandate on fuel supplied at EU airports. Beginning in 2025, the mandate required 2% of the jet fuel supplied in the EU to be SAF, and the percentage increases incrementally over time to 70% in 2050. This mandate has increased SAF prices in the EU for the airline industry. In 2024, the UK also adopted SAF mandate legislation, and other countries are also considering mandates.

Additional regulation could result in taxation, regulatory or permitting requirements from multiple jurisdictions for the same operations and significant costs to the airline industry, including Delta. In addition to direct costs, such regulation could result in increased fuel costs passed through from fuel suppliers affected by any such regulations. Certain airports have also adopted, and others could in the future adopt, GHG emission or climate-related goals and requirements that could impact our operations or require us to make changes or investments in our infrastructure. We are monitoring and evaluating the potential impact of such developments.

Noise. The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of U.S. airports with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. This statute generally provides that local noise restrictions on Stage 3 aircraft first effective after October 1, 1990 require FAA approval. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if locally imposed regulations become more restrictive or widespread. In addition, foreign governments may enact or allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditures in order for our aircraft to comply with the restrictions. For example, in 2022, the Netherlands announced a multi-phase plan to reduce noise by reducing the maximum number of flights authorized annually at Amsterdam’s Schiphol Airport. In 2023, airlines and airline associations, including Delta and KLM, challenged the initial phase of the plan. The U.S., the European Commission and other governments also raised legal concerns about the plan with the Dutch government. In November 2023, the Netherlands suspended the initial phase of the plan, and in 2024, the Netherlands Supreme Court found that the Dutch government’s flight reduction plan was unlawful. The Dutch government has issued a revised plan, which is the subject of renewed litigation brought by airlines, including Delta and KLM, and by groups representing residents around Schiphol Airport. This litigation questions the lawfulness of the renewed plan. The outcome of this litigation cannot be determined at this time.

Refinery Matters. Monroe's operation of the Trainer refinery is subject to numerous environmental laws and extensive regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures and greenhouse gas and other air emissions.

Under the Energy Policy Act of 2005, as expanded by the Energy Independence and Security Act of 2007, the Renewable Fuel Standard ("RFS") was created, setting up specific targets of renewable fuel to be used in the U.S. economy by mandating the blending of renewable fuels into gasoline and on-road diesel ("Transportation Fuels"). Renewable Identification Numbers ("RINs") are assigned to renewable fuels produced by or imported into the U.S. that are blended into Transportation Fuels to demonstrate compliance with this obligation. A refinery may meet its obligation under RFS by blending the necessary volumes of renewable fuels with Transportation Fuels, by purchasing RINs in the open market, or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Market prices for RINs have been volatile and marked by periods of sharp increases and decreases.

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

Delta Air Lines, Inc. | 2025 Form 10-K	13

Item 1. Business
Information About Our Executive Officers as of December 31, 2025

Edward H. Bastian, Age 68: Chief Executive Officer of Delta since May 2016; President of Delta (September 2007 - May 2016); President of Delta and Chief Executive Officer Northwest Airlines, Inc. (October 2008 - December 2009); President and Chief Financial Officer of Delta (September 2007 - October 2008); Executive Vice President and Chief Financial Officer of Delta (July 2005 - September 2007); Chief Financial Officer of Acuity Brands (June 2005 - July 2005); Senior Vice President - Finance and Controller of Delta (2000 - April 2005); Vice President and Controller of Delta (1998 - 2000).

Glen W. Hauenstein, Age 65: President of Delta since May 2016; Executive Vice President - Chief Revenue Officer of Delta (August 2013 - May 2016); Executive Vice President - Network Planning and Revenue Management of Delta (April 2006 - July 2013); Executive Vice President and Chief of Network and Revenue Management of Delta (August 2005 - April 2006); Vice General Director - Chief Commercial Officer and Chief Operating Officer of Alitalia (2003 - 2005); Senior Vice President- Network of Continental Airlines (2003); Senior Vice President - Scheduling of Continental Airlines (2001 - 2003); Vice President Scheduling of Continental Airlines (1998 - 2001). As previously announced, Mr. Hauenstein will retire from Delta effective February 28, 2026.

Allison C. Ausband, Age 63: Executive Vice President - Chief People Officer of Delta since January 2025; Executive Vice President - Chief Customer Experience Officer of Delta (June 2021 - December 2024); Senior Vice President - In-Flight Service of Delta (September 2014 - May 2021); Vice President - Reservation Sales and Customer Care of Delta (January 2010 - September 2014).

Alain Bellemare, Age 64: President - International of Delta since January 2021; Chief Executive Officer of Bombardier (February 2015 - March 2020); President and Chief Executive Officer of United Technologies Corporation Propulsion & Aerospace Systems (June 2011 - February 2015).

Peter W. Carter, Age 62: Executive Vice President - Chief External Affairs Officer of Delta since October 2022; Executive Vice President - Chief Legal Officer of Delta (July 2015 - October 2022); Partner of Dorsey & Whitney LLP (1999 - 2015), including co-chair of Securities Litigation and Enforcement practice group, chair of Policy Committee and chair of trial department.

Daniel C. Janki, Age 57: Executive Vice President - Chief Financial Officer of Delta since July 2021; Senior Vice President of General Electric Company (GE) and Chief Executive Officer of GE Power Portfolio (October 2020 - June 2021); Senior Vice President, Business and Portfolio Transformation of GE (2018 - 2020); Senior Vice President, Treasurer and Global Business Operations of GE (2014 - 2017); Senior Vice President, CEO of GE Energy Management (2012 - 2013).

John E. Laughter, Age 55: President - Delta TechOps and Chief of Operations since October 2023; Executive Vice President - Chief of Operations of Delta (June 2021 - October 2023); Senior Vice President and Chief of Operations of Delta (October 2020 - June 2021); Senior Vice President - Flight Operations of Delta (March 2020 - October 2020); Senior Vice President - Corporate Safety, Security and Compliance of Delta (August 2013 - March 2020); Senior Vice President - Maintenance Operations of Delta (March 2008 - July 2013); Vice President - Maintenance of Delta (December 2005 - March 2008).

Rahul Samant, Age 59: Executive Vice President - Chief Information Officer of Delta since January 2018; Senior Vice President and Chief Information Officer of Delta (February 2016 - December 2017); Senior Vice President and Chief Digital Officer of American International Group, Inc. (January 2015 - February 2016); Senior Vice President and Global Head, Application Development and Management of American International Group, Inc. (September 2012 - December 2014); Managing Director of Bank of America (1999 - September 2012). As previously announced, Mr. Samant will retire from Delta effective March 1, 2026.

Steven M. Sear, Age 60: Executive Vice President - Global Sales of Delta since February 2016; Senior Vice President - Global Sales of Delta (December 2011 - February 2016); Vice President - Global Sales of Delta (October 2008 - December 2011); Vice President - Sales & Customer Care of Northwest Airlines, Inc. (June 2005 - October 2008).

Delta Air Lines, Inc. | 2025 Form 10-K	14

Item 1. Business
Erik S. Snell, Age 49: Executive Vice President - Chief Customer Experience Officer of Delta since January 2025; Senior Vice President - Airport Customer Service, Cargo Operations, Ground Support Equipment and Global Clean (June 2022 - December 2024); Senior Vice President - Operations & Customer Center, Operations Analytics, and Delta Connection (October 2020 - June 2022); Senior Vice President - Corporate Planning (March 2020 - October 2020); Senior Vice President - Operations & Customer Center (September 2018 - March 2020); Vice President - Operations & Customer Center (March 2017 - August 2018); Vice President - Delta Connection (November 2015 - March 2017); Chief Executive Officer of Delta Global Services and Delta Private Jets (March 2015 - November 2015).

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

Delta Air Lines, Inc. | 2025 Form 10-K	15

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

In addition, any accident involving an aircraft or aircraft type that we operate or that is operated by another airline, including our regional carriers or codeshare, alliance or joint venture partners, could create a negative public perception about safety and reliability for aviation authorities and the public, which could harm our reputation, resulting in air travelers being reluctant to fly on our aircraft and therefore harm our business.

Breaches or lapses in the security of the technology systems we use and rely on could compromise the data stored within them and consequently disrupt our operations, damage our reputation and expose us to liability, any or all of which could have a material adverse effect on our business.

As a regular part of our ordinary business operations, we process a high volume of information, including personal information about individuals we have a relationship with and other sensitive business information. The secure operation of our networks and systems, and those of our business partners and third-party service providers, on which this type of information is processed is critical to our business operations and strategy. These networks and systems are subject to high levels of threat of continually evolving cybersecurity risks, which we must manage.

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

The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for long periods of time. Threat actors are also increasingly leveraging advanced technologies, including the use of AI and automated tools, to enhance the scale, speed and effectiveness of cyberattacks. As a result of these types of risks and regular attacks on our systems, we review and update procedures and processes to prevent and protect against unauthorized access to our systems and information and inadvertent misuse of data. In addition to assessing risk and reviewing our procedures, processes and technologies, we continue to educate our employees and contractors about these risks and to monitor, review and update the process and control requirements we expect third parties and vendors to leverage and implement for the protection of Delta information in their care. However, the constantly changing nature of the threats means that we may not be able to prevent all information security breaches or misuse of data. In addition, as cybercriminals become more sophisticated, including through the use of AI-enabled technologies, the cost of proactive defensive measures continues to increase.

We are also subject to evolving global privacy and security regulatory obligations and an increasing customer focus on privacy issues and data security in the United States and abroad, as well as to geopolitical risks associated with international data transfer. The compromise of our or our business partners’ or third-party service providers’ technology systems could result in disruption to our operations, damage to our reputation and legal claims or proceedings, liability, fines or other regulatory enforcement actions, any or all of which could adversely affect our business. The costs to remediate these incidents could be material.

Delta Air Lines, Inc. | 2025 Form 10-K	16

Item 1A. Risk Factors
Disruptions of our information technology infrastructure could interfere with our operations, possibly having a material adverse effect on our business.

Disruptions in our information technology capability could result from a technology error or failure impacting our internal systems, whether hosted internally at our data centers or externally at third-party locations, or large-scale external interruption in technology infrastructure support on which we depend, such as power, telecommunications or the internet. The operation of our technology systems and the use of related data may also be vulnerable to a variety of other sources of interruption, including natural disasters, terrorist attacks, computer viruses, hackers and other security issues. A significant individual, sustained or repeated failure of our information technology infrastructure, including third-party networks, software-as-a-service applications, cloud services, or technology that we utilize and on which we depend, could impact our operations and our customer service, result in loss of revenue and increased costs, and damage our reputation. While we have initiatives and disaster recovery plans in place to prevent or mitigate disruptions, we have experienced a significant disruption in the past, such as the global outage caused by a faulty update by cybersecurity vendor CrowdStrike in July 2024 that resulted in global information technology outages of Windows-based systems and significantly affected our information technology systems, disrupting our operations. While we continue to invest in improvements to our preventative initiatives and disaster recovery plans, the measures we have in place may not be adequate to prevent future business disruptions and any material adverse financial and reputational consequences to our business.

Failure of the technology we use to perform effectively could have a material adverse effect on our business.

We are dependent on technology initiatives and capabilities to provide customer service and operational effectiveness in order to compete in the current business environment. For example, substantially all of our tickets are issued to our customers as electronic tickets, and a significant number of our customers check in for flights using our website, airport kiosks and the Delta app. We have made and continue to make significant investments in customer facing technology such as delta.com, the Delta app, in-flight wireless internet, check-in kiosks, customer service applications, application of biometric technology, airport information displays, new AI-based tools and services, and related initiatives, including security for these initiatives. We have also invested in significant upgrades to technology infrastructure and other supporting systems and have largely completed a transition to cloud-based technologies. The performance, reliability and security of the technology we use are critical to our ability to serve customers. New and emerging technologies, including AI‑based tools and services, may not perform as intended, may be difficult to implement, integrate or scale, or may require ongoing training, monitoring and refinement. If our technology initiatives and capabilities do not perform effectively or accurately, including as a result of the implementation or integration of new or upgraded technologies or systems, our business and operations can be negatively affected, which could be material. In addition, if we are unable to develop or deploy new technologies, including AI‑enabled capabilities, as quickly or effectively as our competitors, or if our investments do not deliver expected benefits, our ability to compete and meet customer expectations could be adversely affected. As discussed above, the faulty CrowdStrike software update significantly affected our information technology systems, disrupting our operations. Additional failures of the technology we use or depend on could expose us to liability, disrupt our business and damage our reputation in the future.

Our business and results of operations are dependent on the price of aircraft fuel. High fuel costs or cost increases, including in the cost of crude oil, could have a material adverse effect on our results of operations.

Our results of operations are significantly impacted by changes in the price of aircraft fuel. Fuel costs represented 17%, 19% and 21% of our operating expense in 2025, 2024 and 2023, respectively. Fuel prices are highly volatile and at times have increased substantially in relatively short periods of time. Between 2023 and 2025, our average fuel price per gallon has ranged from a monthly high of $3.22 in October 2023 to a monthly low of $2.20 in August 2025.

We acquire a significant amount of jet fuel from Monroe. The cost of the jet fuel we purchase under these arrangements remains subject to volatility, including from the cost of crude oil. In addition, we have historically purchased a significant amount of aircraft fuel in addition to what we obtain from Monroe. Our aircraft fuel purchase contracts alone do not provide material protection against price increases as these contracts typically establish the price based on industry standard market price indices.

Because passengers often purchase tickets well in advance of their travel, a significant rapid increase in fuel price could result in the fare charged not covering that increase. At times in the past, we often were not able to increase our fares to offset fully the effect of increases in fuel costs, and we may not be able to do so in the future.

Delta Air Lines, Inc. | 2025 Form 10-K	17

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

Unplanned disruptions or interruptions of production at Monroe's refinery could have a negative impact on our ability to acquire jet fuel needed for our operations. Disruptions or interruptions of production at the refinery could result from various sources including a major accident or mechanical failure, interruption of supply or delivery of crude oil, work stoppages relating to organized labor issues, or damage from severe weather or other natural or man-made disasters, including acts of terrorism. If the refinery were to experience an unexpected interruption in operations, disruptions in fuel supplies could have negative effects on our results of operations and financial condition. In addition, the financial benefits from the operation of the refinery could be materially adversely affected (to the extent not recoverable through insurance) because of lost production and repair costs.

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

An important part of our strategy to expand our global network has been to develop and expand strategic relationships with a number of airlines through joint ventures and other forms of cooperation and support, including equity investments. These relationships and investments involve significant challenges and risks, including that joint ventures or cooperation agreements may be subject to ongoing review and renewal requirements and may not generate the expected financial results, or that we may not realize a satisfactory return on our investments. On September 15, 2025, the DOT issued a final order terminating the antitrust immunity for our joint cooperation agreement with Aeroméxico and directed us and Aeroméxico to wind down certain joint operations that were covered by the immunity by January 1, 2026. We and Aeroméxico subsequently filed a petition in the United States Court of Appeals for the Eleventh Circuit for judicial review of the DOT final order. On November 12, 2025, the Court granted a stay of the final order pending the resolution of the case, the timing and outcome of which cannot be predicted at this time. In the meantime, we and Aeroméxico continue to operate under the joint cooperation agreement.

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

We rely on the operations and performance of third parties in a number of areas that are important to our business, including third-party regional carriers, international alliance partners, technology service providers and ground operation providers at some airports. While we have agreements with certain of these third parties that define expected service performance, we do not have direct control over their operations. To the extent that the operations of a third-party on which we rely are significantly disrupted or if these third parties experience significant performance issues (including failing to satisfy any applicable performance standards) or fail to meet any applicable compliance requirements, our revenue may be reduced, our expenses may be increased and our reputation may be harmed, any or all of which could result in a material adverse effect on our business and results of operations.

Delta Air Lines, Inc. | 2025 Form 10-K	18

Item 1A. Risk Factors
Agreements governing our debt, including our credit facilities and our SkyMiles financing agreements, include financial and other covenants. Certain of these covenants could impose restrictions on our business, and failure to comply with any of the covenants in these agreements could result in events of default.

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

Our business is labor intensive, utilizing large numbers of pilots, flight attendants, aircraft maintenance technicians, ground support personnel and other personnel. As of December 31, 2025, approximately 20% of our workforce, primarily pilots, was unionized. Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted. Separately, the NLRA governs Monroe’s relations with the union representing their employees, which generally allows self-help after a collective bargaining agreement expires.

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

Our results of operations are impacted by a number of factors including seasonality and changing economic and other conditions beyond our control. Demand for air travel has historically been higher in the June and September quarters, particularly in our international markets, because there is more vacation travel during these periods than during the remainder of the year. Seasonal shifting of demand causes our financial results to vary on a quarterly basis. Changes in the value of our equity investments in other airlines and airline service companies can also be significant and cause fluctuations in our results. Other factors that may affect our results include severe weather conditions and natural disasters (or other environmental events), which could significantly disrupt service and create air traffic control problems. In addition, increases in the frequency, severity or duration of thunderstorms, hurricanes, typhoons, floods or other severe weather events, including from changes in the global climate and rising global temperatures, could result in increases in delays and cancellations, turbulence-related injuries and fuel consumption to avoid such weather, any of which could result in loss of revenue and higher costs. Because of fluctuations in our results from seasonality and other factors, results of operations for a historical period are not necessarily indicative of results of operations for a future period and results of operations for an interim period are not necessarily indicative of results of operations for an entire year.

Delta Air Lines, Inc. | 2025 Form 10-K	19

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

Maintaining our reputation and global brand is critical to our business. We operate in a highly visible and public environment with significant real-time exposure to traditional and social media. Adverse publicity, whether justified or not, can rapidly spread, including through social or digital media. In particular, passengers can use social media to portray interactions with Delta, without context, in a manner that can be quickly and broadly disseminated. AI‑enabled tools may also be used to generate, manipulate or amplify inaccurate, misleading or fabricated content, including social media posts, images or videos, which may be difficult to promptly identify or correct. To the extent we are unable to respond in a timely and appropriate manner to adverse publicity, including content that is false or misleading, our brand and reputation may be damaged.

Delta Air Lines, Inc. | 2025 Form 10-K	20

Item 1A. Risk Factors
Our reputation and brand could also be adversely impacted by, among other things, failure to make progress toward and achieve our environmental sustainability goals, as well as public pressure from investors or policy groups to change our policies or negative public perception of the environmental impact of air travel. Our climate strategy and transition plan is continuing to develop and evolve. We have established ambitious goals to reduce our greenhouse gas emissions, which we are unable to achieve using our existing fleet, current technologies and available fuel sources. Our ability to execute on such a plan and achieve our goals is subject to substantial risks and uncertainties, as it is dependent on the actions of governments and third parties and will require, among other things, significant capital investment, including from third parties, research and development from manufacturers and other stakeholders, along with government policies and incentives to reduce the cost, and incent production, of SAF and other technologies that are not presently in existence or available at scale. Significant damage to our reputation and brand could have a material adverse effect on our business and financial results, including as a result of litigation related to any of these matters.

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

Delta Air Lines, Inc. | 2025 Form 10-K	21

Item 1A. Risk Factors
Risk Factors Relating to the Airline Industry

Disease outbreaks or other public health threats, and measures implemented to combat them have had, and may in the future have, a material adverse effect on our business.

The measures governments and private parties implement in order to stem the spread of a disease outbreak or other public threat, such as the COVID-19 pandemic, and the general concern among travelers about such a disease outbreak or public threat have had, and may in the future have, a material adverse effect on the demand for worldwide air travel compared to historical levels, and consequently upon our business for an extended period.

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

Terrorist attacks, geopolitical conflict or security events, or the fear or threat of any of these events, could have a significant adverse effect on our business. Despite significant security measures implemented at airports and airlines, the airline industry remains a high profile target for terrorist groups and cyber threat actors. We rely on government-provided threat intelligence and utilize private sources to constantly monitor for threats from terrorist groups and individuals, including from violent extremists both internationally and domestically, with respect to direct threats against our operations and in ways not directly related to the airline industry. In addition, the impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of commercial aircraft by parties to those conflicts can be significant. Security events, primarily from external sources but also from potential insider threats, also pose a significant risk to our passenger and cargo operations. These events could include random acts of violence and could occur in public areas that we cannot control.

Terrorist attacks, geopolitical conflict or security events, or the fear or threat of any of these events, even if not made directly on or involving the airline industry, could have a significant negative impact on us by discouraging or preventing passengers from flying, leading to decreased ticket sales and increased refunds. In addition, potential costs from these types of events include increased security costs, impacts from avoiding flight paths over areas in which conflict is occurring or could occur, such as flight redirections or cancellations, reputational harm and other costs. If any or all of these types of events occur, they could have a material adverse effect on our business, financial condition and results of operations.

The global airline industry is highly competitive and, if we cannot successfully compete in the marketplace, our business, financial condition and results of operations will be materially adversely affected.

The airline industry is highly competitive, marked by significant competition with respect to routes, fares, schedules (both timing and frequency), operational reliability, services, products, customer service and loyalty programs. Over the last 20 years, the industry has evolved significantly both domestically and internationally. Consolidation, international alliances, immunized joint ventures and subsidized government-sponsored international carriers have shaped the competitive landscape in the industry, resulting in airlines and alliances with significant financial resources, extensive global networks and competitive cost structures.

Delta Air Lines, Inc. | 2025 Form 10-K	22

Item 1A. Risk Factors
Our domestic operations are subject to significant competition from traditional network carriers, including American Airlines and United Airlines, national point-to-point carriers, including Alaska Airlines, JetBlue Airways and Southwest Airlines, and other discount or ultra-low-cost carriers, including Allegiant Air, Frontier Airlines and Spirit Airlines. Some of these carriers have business models primarily focused on maintaining low costs, with the intention of providing service at lower fares to destinations served by Delta. In particular, we face significant competition at our domestic hubs and key airports either directly at those airports or at the hubs of other airlines that are located in close proximity. We also face competition in small- to medium-sized markets from regional jet operations of other carriers. Our ability to compete in the domestic market effectively depends, in part, on our ability to maintain a competitive cost structure. If we cannot maintain our costs at a competitive level, then our business, financial condition and results of operations could be materially adversely affected.

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

To a lesser extent, the airline industry also faces competition from surface transportation and technological alternatives such as virtual meetings, teleconferencing or videoconferencing. Increased competition from these sectors in both the domestic and international markets may have a material adverse effect on our business, financial condition and results of operations.

Extended interruptions or disruptions in service at major airports in which we operate or significant problems associated with a type of aircraft or engine we operate could have a material adverse effect on our financial condition and results of operations.

The airline industry is heavily dependent on business models that concentrate operations in major airports in the United States and throughout the world. An interruption or disruption at an airport or facility where we have significant operations, whether resulting from air traffic control delays, interruptions in other government services or staffing shortages (including as a result of prolonged government shutdowns), failure of computer systems or technology infrastructure, weather events or natural disasters, or performance issues from third-party service providers, if sustained for an extended period of time, could have a material adverse effect on our business, financial condition and results of operations.

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

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs and may have material adverse effects on our business. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that necessitate significant expenditures and could carry operational implications. We expect to continue incurring significant expenses to comply with the FAA’s regulations. In addition, a directive or other regulation that has a significant operational impact on us–including, for example, a temporary reduction in flights at high-traffic airports to address air traffic control staffing challenges–could have a material adverse impact on our financial results.

Delta Air Lines, Inc. | 2025 Form 10-K	23

Item 1A. Risk Factors
Inefficiencies in the U.S. air traffic control system, which is regulated by the FAA, including outdated technology and inadequate staffing levels have resulted, and may in the future result, in delays and disruptions of air traffic, especially during peak travel periods in certain congested markets. Failure to implement measures to improve the air traffic control system could lead to capacity constraints as well as increased delays and inefficiencies in flight operations as demand for U.S. air travel increases, having a material adverse effect on our operations. Failure to update the air traffic control system in a timely manner, and the substantial funding requirements of an updated system that may be imposed on air carriers, may have an adverse impact on our financial condition and results of operations.

Airport slot access is subject to government regulation and changes in slot regulations or allocations could impose a significant cost on the airlines operating in airports subject to such regulations or allocations or otherwise adversely affect an airline’s business. Certain of our hubs are among the most congested airports in the United States and have been, and could in the future be, the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. Air traffic control inefficiencies or inadequate staffing levels can also exacerbate these pressures.

Other laws, regulations, taxes and airport rates and charges have also been imposed from time to time that significantly increase the cost of airline operations, reduce revenues or otherwise impact our business. The industry is heavily taxed. Additional taxes and fees, if implemented, could negatively impact our results of operations.

As an international carrier, we are subject to a wide variety of U.S. and foreign laws that affect trade, including tariff and trade policies, export and import requirements, taxes, monetary policies and other restrictions and charges. In particular, the imposition of significant new tariffs or increases in existing tariffs with respect to aircraft or related parts that we are not able to mitigate could substantially increase our costs, which in turn could have a material adverse effect on our financial results.

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

We and other U.S. carriers are subject to U.S. and foreign data privacy and security laws, as well as emerging laws and regulations governing the use of AI, that are not consistent in all countries in which we operate and which are continuously evolving, requiring ongoing monitoring and updates to our privacy, information security and AI governance programs. Although we dedicate significant resources to manage compliance with global privacy, information security and AI-related obligations, this challenging regulatory environment may pose material risks to our business, including increased operational burdens and costs, regulatory enforcement, and legal claims or proceedings.

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

For example, in 2024, the EPA finalized regulations defining certain PFAS as "hazardous substances" under CERCLA, and the EPA also finalized standards for regulating certain PFAS under the Safe Drinking Water Act. PFAS are man-made chemicals that have been used in a wide variety of consumer and industrial products, including the firefighting foams used to extinguish fuel-based fires at airports and refineries. Numerous states have also adopted regulations governing PFAS. The EPA’s final rule under CERCLA, and analogous state laws, could subject airports, airlines, and refineries, among others, to potential liability for cleanup of historical PFAS contamination associated with use of PFAS-containing firefighting foam. In addition, some states have adopted legislation prohibiting the manufacture, sale, distribution and/or use of firefighting foam containing intentionally added PFAS, which may require the transition to alternative fire suppression systems. Delta has developed and is implementing plans to transition the fire suppression systems in affected aircraft maintenance hangars to systems that do not contain intentionally added PFAS. The ultimate impact and associated cost to Delta of these legislative and regulatory developments related to PFAS, including firefighting foam, cannot be predicted at this time.

Delta Air Lines, Inc. | 2025 Form 10-K	24

Item 1A. Risk Factors
Future regulatory action concerning climate change, aircraft emissions and noise could have a significant effect on the airline industry. In order to address aircraft carbon dioxide emissions, the International Civil Aviation Organization ("ICAO"), a United Nations specialized agency, formally adopted a global, market-based emissions offset program known as CORSIA. This program established a goal for the aviation industry to achieve carbon-neutral growth in international aviation beginning in 2021. Any growth above the baseline would need to be addressed using eligible carbon offsets and/or lower carbon fuel. ICAO set the baseline for establishing airlines’ obligations under CORSIA for 2021 to 2023 based on 2019 travel, and in 2022 set a new, more stringent CORSIA baseline of 85% of 2019, which will apply from 2024 through 2035. Because CORSIA has not yet been implemented in the United States and could potentially be affected by political developments in participating countries or the results of the initial phases of the program, the impact of CORSIA cannot be predicted at this time. However, compliance with CORSIA is expected to increase operating costs for airlines subject to the program that operate internationally.

In addition to CORSIA, we may face a patchwork of regulation of aircraft emissions in the U.S. and abroad and could become subject to further taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions. For example, in 2023, the EU adopted updated legislation on the EU Emissions Trading System (“ETS”). That legislation continues in effect the so-called “stop-the-clock” provision whereby EU ETS does not apply to flights to or from locations outside the EEA, Switzerland or the UK until 2027. The legislation also provides for a review of the effectiveness of CORSIA in 2026 that could, if CORSIA is not deemed sufficiently effective, lead to the application of EU ETS to all flights departing the EU and EEA, which would increase costs. Also in 2023, the EU adopted legislation that established a SAF mandate on fuel supplied at EU airports. Beginning in 2025, the mandate required 2% of the jet fuel supplied in the EU to be SAF, and the percentage increases incrementally over time to 70% in 2050. This mandate has increased SAF prices in the EU for the airline industry. In 2024, the UK also adopted SAF mandate legislation, and other countries are also considering mandates.

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

As a result of the discretionary nature of air travel, the airline industry has been cyclical and particularly sensitive to changes in economic conditions, as well as related consumer perceptions. Because we operate globally, our business is subject to economic and political conditions throughout the world. During periods of unfavorable or volatile economic conditions in the economy in the U.S. or abroad, demand for air travel can be significantly impacted as business and leisure travelers choose not to travel, seek alternative forms of transportation for short trips or conduct business using technological alternatives. If unfavorable economic conditions or negative consumer perceptions occur, particularly for an extended period, our business, financial condition and results of operations may be adversely affected. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial condition and results of operations.

Our international operations are an important part of our route network. Political disruptions and instability around the world can negatively impact the demand and network availability for air travel. Additionally, any deterioration in global trade relations, such as new or increased tariffs or other trade barriers, could result in a decrease in the demand for international air travel.

Delta Air Lines, Inc. | 2025 Form 10-K	25

Item 1B. Unresolved Staff Comments
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Our information technology teams are trained to remediate vulnerabilities identified within established timeframes and our information security team reports to management on a weekly basis regarding the security risk posture of our information technology assets. We have established a dedicated Information Technology Risk team tasked with the goal of ensuring that risk remediation activities are carried out consistently and that risk remediation controls are operating as intended.

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

Delta Air Lines, Inc. | 2025 Form 10-K	26

Item 1C. Cybersecurity
Governance

Our Board is engaged in the oversight of cybersecurity threat risk management. As reflected in the Audit Committee’s charter, the Board has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee as part of its review of our ERM framework. The Audit Committee receives updates on cybersecurity risks and the security and operations of our information technology systems from our Chief Information Officer and our Chief Information Security Officer at least twice per year with additional updates as requested by the Chair of the Audit Committee. In 2025, the Audit Committee received updates on information security matters at all of its regular meetings. In addition to information provided in these meetings, all members of our Board also have access to internal and external education on cybersecurity risks. The Board also benefits from the expertise of one of our members who has significant experience in management of cybersecurity companies.

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

Our Chief Information Security Officer and other members of our cybersecurity leadership team regularly participate in threat intelligence briefings provided through various government and industry entities. Both our Chief Information Officer and our Chief Information Security Officer are members of the Delta Risk Council, which is the management group that oversees all areas of our business risk. Cybersecurity threat risks are a regular subject addressed by this group. In addition, our Chief Information Officer is a member of the Delta Leadership Committee and provides updates to this group as needed about cybersecurity matters. Our cybersecurity incident response plan includes processes for communication about cybersecurity incidents to appropriate levels of management, including to the Delta Risk Council and Delta Leadership Committee, as well as the Audit Committee and the Board, as merited.

Delta Air Lines, Inc. | 2025 Form 10-K	27

Item 2. Properties
ITEM 2. PROPERTIES

Flight Equipment

Our operating aircraft fleet, purchase commitments and options at December 31, 2025 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	6.0	—	—
A220-300	36	—	—	36	2.7	64	—
A319-100	57	—	—	57	23.8	—	—
A320-200	46	—	—	46	29.0	—	—
A321-200	77	8	42	127	7.0	—	—
A321-200neo	87	—	—	87	2.0	68	70
A330-200	11	—	—	11	20.8	—	—
A330-300	28	—	3	31	16.9	—	—
A330-900neo	32	2	5	39	3.0	—	10
A350-900	29	—	11	40	5.3	4	10
A350-1000	—	—	—	—	—	20	—
B-717-200	80	—	—	80	24.3	—	—
B-737-800	73	4	—	77	24.3	—	—
B-737-900ER	119	6	38	163	10.0	—	—
B-737-10	—	—	—	—	—	100	30
B-757-200	76	—	—	76	27.1	—	—
B-757-300	16	—	—	16	22.9	—	—
B-767-300ER	37	—	—	37	29.0	—	—
B-767-400ER	21	—	—	21	25.0	—	—
Total	870	20	99	989	14.8	256	120
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at December 31, 2025.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	19	125	—	—	144
SkyWest Airlines, Inc.	5	32	—	87	124
Republic Airways, Inc.	—	—	11	46	57
Total	24	157	11	133	325
(1)We own 202 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways, Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | 2025 Form 10-K	28

Item 2. Properties
Aircraft Purchase Commitments

As part of a multi-year effort, we have been investing in new aircraft to provide an improved customer experience, more premium products, better operating economics and greater fuel efficiency. Our contractual purchase commitments for additional aircraft as of December 31, 2025 are detailed in the following table:

Aircraft purchase commitments by fleet type
	Delivery in Calendar Years Ending
Aircraft Purchase Commitments(1)	2026	2027	2028	After 2028	Total
A220-300	24	18	10	12	64
A321-200neo	20	42	6	—	68
A350-900	4	—	—	—	4
A350-1000	—	8	12	—	20
B-737-10	—	27	39	34	100
Total	48	95	67	46	256
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

In addition to the aircraft purchase commitments above, on January 12, 2026, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. The B-787-10 aircraft will include GEnx engines manufactured by General Electric. Deliveries of the B-787-10 aircraft will begin in 2031.

On January 27, 2026, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. The A330-900 aircraft will be powered by the Trent 7000 engine and the A350-900 aircraft will utilize the Trent XWB-84 EP engine, both manufactured by Rolls-Royce. Deliveries of the aircraft will begin in 2029.

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

We own our reservations centers in Atlanta, Minnesota and North Dakota.

Refinery Operations

Our Monroe subsidiaries own and operate the Trainer refinery and related assets in Pennsylvania. The facilities include pipelines and terminal assets that allow the refinery to supply jet fuel to our airline operations throughout the northeastern U.S., including our New York City hubs at LaGuardia and JFK.

Delta Air Lines, Inc. | 2025 Form 10-K	29

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Delta Air Lines, Inc. | 2025 Form 10-K	30

Item 5. Market Information
Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol DAL.

Holders

As of January 31, 2026, there were approximately 2,000 holders of record of our common stock.

Dividends

Our Board of Directors reinstated a quarterly dividend program in the September 2023 quarter and has increased the quarterly dividend payment each year, most recently to $0.1875 per share beginning in the September 2025 quarter. The Board expects to be able to continue to pay cash dividends for the foreseeable future, subject to applicable limitations under Delaware law. Dividend payments are dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Stock Performance Graph

The following graph compares the cumulative total returns during the period from December 31, 2020 to December 31, 2025 of our common stock to the Standard & Poor's 500 Stock Index and the NYSE ARCA Airline Index. The comparison assumes $100 was invested on December 31, 2020 in each of our common stock and the indices and assumes that all dividends were reinvested.

Delta Air Lines, Inc. | 2025 Form 10-K	31

Item 5. Market Information
Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock we made during the December 2025 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations but it does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares were repurchased under this program through December 31, 2025.

Shares purchased / withheld from employee awards during the December 2025 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Plan or Programs
October 2025	7,646	$56.17	7,646	$1,000
November 2025	6,160	$61.88	6,160	$1,000
December 2025	3,583	$66.61	3,583	$1,000
Total	17,389		17,389

ITEM 6. (RESERVED)

Delta Air Lines, Inc. | 2025 Form 10-K	32

Item 7. MD&A
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of Form 10-K does not address certain items regarding the year ended December 31, 2023. Discussion and analysis of 2023 and year-to-year comparisons between 2024 and 2023 not included in this Form 10-K can be found in "Item 7. Management's Discussion and Analysis" of our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and the related notes and other financial information as well as the material risk factors included elsewhere in this Annual Report on Form 10-K.

2025 Financial Overview

Our 2025 operating income was $5.8 billion, a decrease of $173 million compared to 2024, and operating income, adjusted (a non-GAAP financial measure) was $5.8 billion, a decrease of $212 million compared to 2024. The decreases in operating income and operating income, adjusted primarily result from nearly offsetting increases in both revenue and operating expenses, as described below. As a result of our strong performance in 2024 and 2025, we paid profit sharing of $1.4 billion in February 2025 to our employees and will pay another $1.3 billion in February 2026 in recognition of these achievements.

Revenue. Compared to 2024, our 2025 operating revenue increased $1.7 billion, or 3%, primarily due to a 3% increase in capacity driven by continued strength in demand for premium products, particularly from corporate customers, growth in loyalty travel awards, increased refinery sales to third parties and growth of our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business. In addition, revenue increased year over year due to the Crowdstrike-caused outage in 2024, which led to a direct revenue impact of approximately $380 million related to approximately 7,000 flight cancellations over five days. Total revenue, adjusted (a non-GAAP financial measure) increased in 2025 by $1.3 billion, or 2.3%, compared to 2024. Adjustments were to exclude refinery sales to third parties.

Operating Expense. Total operating expense increased $1.9 billion, or 3%, compared to 2024, primarily due to higher employee costs from increased wages, costs associated with a 3% increase in capacity, and higher expenses related to refinery sales to third parties. These increases were partially offset by lower aircraft fuel costs. In addition, approximately $170 million of additional operating expenses were incurred in 2024 associated with the Crowdstrike-caused outage primarily due to customer expense reimbursements and crew-related costs. Total operating expense, adjusted (a non-GAAP financial measure) increased $1.5 billion, or 3%, compared to 2024. Current year adjustments were primarily to exclude expenses related to refinery sales to third parties.

Our total operating cost per available seat mile ("CASM") of 19.31 cents was comparable to 2024, primarily due to lower fuel expense and a 3% increase in capacity offset by higher employee costs. Non-fuel unit costs ("CASM-Ex", a non-GAAP financial measure), which excludes fuel, expenses related to refinery sales to third parties and other items, increased 2.4% to 13.86 cents compared to 2024, which was in line with our long-term target of low-single digit growth, on higher employee costs and investments in the customer experience.

Non-Operating Results. Total non-operating income was $363 million in 2025, compared to total non-operating expense of $1.3 billion in 2024, primarily due to mark-to-market gains on certain of our equity investments in 2025 compared to losses in 2024.

Cash Flow. During 2025, operating activities generated $8.3 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Remuneration from American Express related to the SkyMiles program were $8.2 billion during 2025, an increase of approximately 11% compared to 2024. Investing activities resulted in net cash outflows of approximately $4.2 billion, primarily for capital expenditures. After adjusting for our strategic investment in WestJet and certain other items, these results generated $4.6 billion of free cash flow (a non-GAAP financial measure) in 2025.

Also, during 2025 we had financing cash outflows of $4.8 billion related to repayment of our debt and finance leases, including $2.9 billion for early repayments and the remainder for scheduled maturities. Our proceeds from long-term obligations primarily related to the issuance of $2.0 billion in aggregate principal amount of unsecured notes. Our cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity") at December 31, 2025 was $7.4 billion.

The non-GAAP financial measures of operating income, adjusted, total revenue, adjusted, total operating expense, adjusted, CASM-Ex and free cash flow used above are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | 2025 Form 10-K	33

Item 7. MD&A - Results of Operations
Results of Operations

Operating Revenue

	Year Ended December 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2025		2024
Ticket - Main cabin	$23,391		$24,497		$(1,106)		(5)%
Ticket - Premium products	22,097		20,599		1,498		7%
Loyalty travel awards	4,237		3,841		396		10%
Travel-related services	2,043		1,957		86		4%
Total passenger revenue	$51,768		$50,894		$874		2%
Cargo	900		822		78		9%
Other	10,696		9,927		769		8%
Total operating revenue	$63,364		$61,643		$1,721		3%

TRASM (cents)	21.26	¢	21.37	¢	(0.11)	¢	(1)%
Third-party refinery sales(2)	(1.70)		(1.61)		(0.09)		6%
TRASM, adjusted (cents)	19.56	¢	19.76	¢	(0.20)	¢	(1)%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)For additional information on adjustments to TRASM, see "Supplemental Information" below.

Operating Revenue

Our operating revenue increased $1.7 billion, or 3%, compared to 2024 due to an increase in demand for premium products, particularly from corporate customers, growth in loyalty travel awards, increased refinery sales to third parties and growth of our MRO business. Refinery sales and MRO are included in other revenue, discussed below. These increases were partially offset by a decline in main cabin revenue due to industry-wide supply exceeding demand for main cabin travel in the uncertain economic environment.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Year Ended December 31, 2024
(in millions)	Year Ended December 31, 2025	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$35,731	1%	—%	3%	2%	(2)%	(3)	pts
Atlantic	9,270	2%	2%	3%	(1)%	(2)%	(1)	pt
Latin America	3,980	—%	—%	1%	—%	(1)%	(1)	pt
Pacific	2,787	10%	16%	9%	(5)%	—%	4	pts
Total passenger revenue	$51,768	2%	1%	3%	—%	(2)%	(2)	pts

Domestic

Domestic passenger revenue in 2025 increased 1% on a 3% increase in capacity compared to 2024. The increase in domestic revenue primarily resulted from strong demand for premium products across our domestic network. We generated higher growth in premium products revenue compared to main cabin with the delivery of new aircraft that include more premium seat capacity and an increase in yield in premium products compared to main cabin, as we see more consumers choosing these premium offerings. Domestic passenger unit revenue ("PRASM") for 2025 decreased 2% compared to 2024 primarily due to weakness in main cabin demand.

International

International passenger revenue in 2025 increased 2% on a 4% increase in capacity compared to 2024, with growth primarily driven by improvement in the Atlantic and Pacific regions, while Latin America remained stable compared to 2024.

Revenue in the Atlantic region increased 2% on a 3% increase in capacity as we introduced new routes and destinations to Europe and Africa in 2025. Revenue growth in the Atlantic was led by demand for our premium product offerings.

Delta Air Lines, Inc. | 2025 Form 10-K	34

Item 7. MD&A - Results of Operations
Revenue in the Latin America region remained consistent with 2024 on a slight increase in capacity. We experienced slight revenue growth in the Caribbean and South America compared to 2024. In South America, we continued to build on the strength of our joint venture with LATAM through greater network connectivity and a more streamlined airport experience.

Revenue in the Pacific region increased 10% on a 9% increase in capacity compared to 2024 on strong demand to Japan and South Korea, particularly with our premium product offerings. We continued to invest in our joint venture partnership with Korean Air through the introduction of a new route from Salt Lake City to Seoul-Incheon.

Other Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Refinery	$5,077	$4,642	$435	9%
Loyalty program	3,362	3,297	65	2%
Ancillary businesses	937	772	165	21%
Miscellaneous	1,320	1,216	104	9%
Total other revenue	$10,696	$9,927	$769	8%

Refinery. This represents refinery sales of non-jet fuel products to third parties. These sales increased $435 million compared to 2024. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales recorded in other revenue, during each period.

Loyalty Program. This relates to revenues from brand usage by third parties and other performance obligations embedded in miles sold, as well as redemption of miles for non-air travel and other awards. These revenues are mainly driven by customer spend on American Express cards and new cardholder acquisitions, which both grew double-digit on a percentage basis compared to 2024.

Ancillary Businesses. This includes revenues from our MRO business and our vacation package operations. During the years ended December 31, 2025 and 2024, the MRO business generated revenues of $822 million and $658 million, respectively.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, travel products (e.g., car rentals or hotels booked with our commercial partners), codeshare agreements and international joint venture partnership contractual settlements. The increase in revenues was primarily driven by growth in travel products, codeshare and lounge access.

Delta Air Lines, Inc. | 2025 Form 10-K	35

Item 7. MD&A - Results of Operations
Operating Expense

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2025	2024
Salaries and related costs	$17,520	$16,161	$1,359	8%
Aircraft fuel and related taxes	9,819	10,566	(747)	(7)%
Ancillary businesses and refinery	5,987	5,416	571	11%
Contracted services	4,617	4,228	389	9%
Landing fees and other rents	3,564	3,150	414	13%
Regional carrier expense	2,553	2,328	225	10%
Passenger commissions and other selling expenses	2,485	2,485	—	—%
Depreciation and amortization	2,443	2,513	(70)	(3)%
Aircraft maintenance materials and outside repairs	2,432	2,616	(184)	(7)%
Passenger service	1,855	1,788	67	4%
Profit sharing	1,337	1,389	(52)	(4)%
Aircraft rent	542	548	(6)	(1)%
Other	2,388	2,460	(72)	(3)%
Total operating expense	$57,542	$55,648	$1,894	3%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 5% effective June 1, 2024 and 4% effective June 1, 2025, and 4% for Delta pilots on January 1, 2025.

Aircraft Fuel and Related Taxes. Fuel expense decreased $747 million compared to 2024 primarily due to a 9% decrease in the market price of jet fuel partially offset by a 4% increase in consumption on a 3% increase in capacity.

Fuel expense and average price per gallon
				Average Price Per Gallon
	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in millions, except per gallon data)	2025	2024		2025	2024
Fuel purchase cost(1)	$9,993	$10,583	$(590)	$2.34	$2.57	$(0.23)
Fuel hedge impact	(17)	21	(38)	—	0.01	(0.01)
Refinery segment impact	(157)	(38)	(119)	(0.04)	(0.01)	(0.03)
Total fuel expense	$9,819	$10,566	$(747)	$2.30	$2.57	$(0.27)
(1)Market price for jet fuel at airport locations, including related taxes and transportation costs.

Ancillary Businesses and Refinery. Ancillary businesses and refinery includes expenses associated with refinery sales to third parties, MRO and our vacation package operations. The increase in these expenses was primarily related to higher refinery sales to third parties, which increased $435 million compared to 2024. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales. In addition, the expenses related to our MRO business increased $141 million, to $751 million during 2025, due to an approximately 25% growth in that business.

Contracted Services. The increase in contracted services resulted from inflationary rate increases in our operations, volume increases on a 3% increase in capacity and additional contract labor costs associated with the expansion of our Sky Club network, particularly our Delta One lounges.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to 2024.

Regional Carrier Expense. The increase in regional carrier expense primarily resulted from higher volume of regional flights and annual rate increases.

Delta Air Lines, Inc. | 2025 Form 10-K	36

Item 7. MD&A - Results of Operations
Aircraft Maintenance Materials and Outside Repairs. The decrease in aircraft maintenance materials and outside repairs expense primarily resulted from the timing of engine maintenance activities, renegotiated engine maintenance agreements and a gain from the sale of our MRO JV located in Queretaro, Mexico. These decreases were partially offset by a higher volume of airframe checks in 2025.

Other. The decrease in other operating expense primarily resulted from gains from several sale-leaseback transactions and lower irregular operations expense in 2025.

Non-Operating Results

	Year Ended December 31,		Favorable (Unfavorable)
(in millions)	2025	2024
Interest expense, net	$(679)	$(747)	$68
Gain/(loss) on investments, net	1,212	(319)	1,531
Loss on extinguishment of debt	(26)	(39)	13
Miscellaneous, net	(144)	(232)	88
Total non-operating income/(expense), net	$363	$(1,337)	$1,700

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2024, we made payments of $4.0 billion related to our debt and finance lease obligations. We continued to prioritize strengthening the balance sheet and reducing debt with $4.8 billion of payments on debt and finance lease obligations during 2025. During the June 2025 quarter, we issued $2.0 billion in aggregate principal amount of unsecured notes and used a portion of the proceeds to repay the Payroll Support Program ("PSP") loan due 2030 ("PSP1 Loan"). The new unsecured notes carry a lower interest rate than the repaid PSP1 Loan. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

Gain/(loss) on investments, net. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis.

Loss on extinguishment of debt. This reflects the losses incurred in the early repayment of debt referenced above.

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic cost, charitable contributions, our share of our equity method investments' results, dividend income from our equity investments and foreign exchange gains/(losses). The decrease compared to 2024 primarily relates to lower employee benefit plan costs and an increase in dividend income. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our equity investments.

Income Taxes

Our effective tax rate was 19% and 26% for 2025 and 2024, respectively. Our effective tax rate is impacted by net pre-tax income or loss recognized on our equity investments, which are considered capital assets for tax purposes, because realized capital losses can only be deducted against realized capital gains. As of December 31, 2025, we had approximately $2.4 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize during 2026. These net operating loss carryforwards were primarily generated in 2020 and do not expire.

In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, mark-to-market adjustments on our equity investments and tax laws enacted during the period, which will impact the effective tax rate for that period. Excluding the mark-to-market results, we project our annual effective tax rate to be between 23% and 25% for 2026.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on our income tax expense or effective income tax rate for the year ended December 31, 2025.

For more information about our income taxes, see Note 10 of the Notes to the Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	37

Item 7. MD&A - Refinery Segment
Refinery Segment

The refinery operated by our wholly owned subsidiary, Monroe, primarily produces gasoline, diesel and jet fuel. Monroe has agreements in place to exchange or sell the non-jet fuel products the refinery produces with third parties to obtain jet fuel for consumption in our airline operations. The refinery provides approximately 200,000 barrels per day, or approximately 75% of our consumption, for use in our airline operations through the production of jet fuel and through exchanges and sales of gasoline and diesel fuel produced by the refinery.

The refinery regularly optimizes its sales and exchange activities of non-jet fuel products based on market conditions and the availability of counterparties for exchanges. The volume of exchange transactions has declined in recent years due to changes in the counterparties used to supply jet fuel and our related buy/sell agreements. As of December 31, 2025, we do not plan to use exchange agreements to procure significant volumes of fuel. The decline in exchange transaction volume has driven an increase in third-party refinery sales. Refinery revenues decreased in 2025, primarily driven by lower pricing of refined products. The refinery's operating income increased in 2025 compared to 2024 mainly due to higher industry refining margins.

Refinery segment financial information
	Year Ended December 31,		% Increase (Decrease)(1)
(in millions, except per gallon data)	2025	2024
Exchanged products	$580	$1,473	(61)%
Sales of refined products	154	231	(33)%
Sales to airline segment	1,150	1,421	(19)%
Third-party sales	5,077	4,642	9%
Operating revenue	$6,961	$7,767	(10)%

Operating income	$157	$38	NM
Refinery segment impact on average price per fuel gallon	$(0.04)	$(0.01)	NM
(1)Certain variances are labeled as not meaningful ("NM") throughout management's discussion and analysis.

A refinery is subject to annual EPA requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. A refinery may meet its obligation by blending the necessary volumes of renewable fuels, by purchasing Renewable Identification Numbers ("RINs") in the open market, or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Monroe incurred $312 million in RINs compliance costs during 2025, compared to $203 million incurred in 2024.

For more information regarding the refinery's results, see Note 14 of the Notes to the Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	38

Item 7. MD&A - Operating Statistics
Operating Statistics

	Year Ended December 31,
Consolidated (1)	2025		2024
Revenue passenger miles (in millions)	249,578		246,145
Available seat miles (in millions)	298,045		288,394
Passenger mile yield	20.74	¢	20.68	¢
Passenger revenue per available seat mile ("PRASM")	17.37	¢	17.65	¢
Total revenue per available seat mile ("TRASM")	21.26	¢	21.37	¢
TRASM, adjusted(2)	19.56	¢	19.76	¢
Cost per available seat mile ("CASM")	19.31	¢	19.30	¢
CASM-Ex(2)	13.86	¢	13.54	¢
Passenger load factor	84%		85%
Fuel gallons consumed (in millions)	4,269		4,114
Average price per fuel gallon(3)	$2.30		$2.57
Average price per fuel gallon, adjusted(2)(3)	$2.30		$2.56
Approximate full-time equivalent employees, end of period	103,000		103,000
(1)Includes the operations of our regional carriers under capacity purchase agreements. Full-time equivalent employees exclude employees of regional carriers that we do not own.
(2)Non-GAAP financial measures are defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of refinery segment results and fuel hedge activity.

Delta Air Lines, Inc. | 2025 Form 10-K	39

Item 7. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of December 31, 2025, we had $7.4 billion in cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities ("liquidity"). We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents, restricted cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Sources and Uses of Liquidity

Operating Activities

Operating activities in 2025 provided $8.3 billion of cash flow compared to $8.0 billion in 2024. We expect to continue generating cash flows from operations during 2026.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Remuneration from American Express was $8.2 billion during 2025, an increase of 11% compared to the prior year. See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Fuel. Fuel expense represented approximately 17% of our total operating expense during 2025. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. The average fuel price per gallon decreased in 2025. Fuel prices have historically been volatile due to many factors, including geopolitical events. As capacity increased throughout the year, fuel consumption was higher in 2025 than 2024. We expect fuel consumption to increase in 2026 generally aligned with capacity.

Employee Benefit Obligations. We sponsor defined benefit and defined contribution pension plans for eligible employees and retirees. Our funding obligations for defined benefit plans are governed by the Employee Retirement Income Security Act ("ERISA") and any additional applicable legislation. We had minimum funding requirements of $70 million during 2025 and estimate that there will be approximately $5 million of minimum funding requirements under these plans in 2026. Payments to defined contribution plans were approximately $1.4 billion during the year ended December 31, 2025.

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

We pay profit sharing annually in February. We paid $1.4 billion in 2025 to our employees in recognition of their contributions toward meeting our financial goals. During the year ended December 31, 2025, we recorded $1.3 billion in profit sharing expense based on 2025 pre-tax profit, which we will pay to employees in February 2026.

Delta Air Lines, Inc. | 2025 Form 10-K	40

Item 7. MD&A - Financial Condition and Liquidity
Contract Carrier Obligations. We have certain estimated minimum fixed obligations under capacity purchase agreements with third-party regional carriers. These minimum amounts are based on the required minimum levels of flying by the regional carriers under the respective agreements and assumptions regarding the costs associated with such minimum levels of flying. As of December 31, 2025 the total of these minimum amounts was $6.0 billion, decreasing on an annual basis from approximately $1.8 billion in 2026 to $300 million in 2030. See Note 9 of the Notes to the Consolidated Financial Statements for more information on our contract carrier obligations.

Operating Lease Obligations. As described further in Note 7 of the Notes to the Consolidated Financial Statements, as of December 31, 2025 we had a total of $7.8 billion of minimum operating lease obligations. These minimum lease payments decrease on an annual basis from approximately $1.0 billion in 2026 to $500 million in 2030.

Other Obligations. We have certain purchase obligations under which we are required to make minimum payments for goods and services, including, but not limited to, aviation-related, maintenance, technology, sponsorships, marketing, insurance and other third-party services and products. As of December 31, 2025, we had approximately $11.2 billion of such obligations, decreasing on an annual basis from approximately $1.4 billion in 2026 to $800 million in 2030.

Income Taxes. During 2025, we utilized substantially all of our remaining pre-2018 net operating loss carryforwards and, due to the limitations on post-2017 net operating losses, began making cash federal income tax payments. We expect income tax cash payments to increase in 2026 based on our projected financial results. As of December 31, 2025, we had approximately $2.4 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize during 2026. These net operating loss carryforwards were primarily generated in 2020 and do not expire.

Investing Activities

Capital Expenditures. Our capital expenditures (i.e., property and equipment additions in our Consolidated Statements of Cash Flows ("cash flows statement")) were $4.5 billion and $5.1 billion in 2025 and 2024, respectively. Our capital expenditures are primarily related to the purchases of aircraft, fleet modifications, airport construction projects and technology enhancements.

We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2026 capital spend of approximately $5.5 billion, which may vary depending on financing decisions, will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

On January 12, 2026, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. The B-787-10 aircraft will include GEnx engines manufactured by General Electric. Deliveries of the B-787-10 aircraft will begin in 2031.

On January 27, 2026, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. The A330-900 aircraft will be powered by the Trent 7000 engine and the A350-900 aircraft will utilize the Trent XWB-84 EP engine, both manufactured by Rolls-Royce. Deliveries of the aircraft will begin in 2029.

See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our aircraft purchase commitments, which totaled approximately $15.4 billion as of December 31, 2025.

Strategic Investment in WestJet. In October 2025, we acquired a 12.7% equity stake in WestJet for $276 million. As part of the transaction, we also assumed a commensurate portion of a shareholder loan receivable from the previous owner.

Other. In 2025, other, net investing activities primarily included proceeds from several sale-leaseback transactions, the sale of a portion of our equity investment in Unifi Aviation and the sale of our engine maintenance, repair and overhaul joint venture with Aeroméxico located in Queretaro, Mexico. In 2024, other, net investing activities primarily included proceeds from the sale of our equity ownership in Clear Secure, Inc.

Delta Air Lines, Inc. | 2025 Form 10-K	41

Item 7. MD&A - Financial Condition and Liquidity
Financing Activities

Debt and Finance Leases. In 2025, we had cash outflows of approximately $4.8 billion related to repayments of our debt and finance leases. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization payments and scheduled maturities, and refinance higher cost debt.

In June 2025, we issued $2.0 billion in aggregate principal amounts of unsecured notes, consisting of $1.0 billion of 4.95% Notes due 2028 and $1.0 billion of 5.25% Notes due 2030 (collectively, the "Notes"). The net proceeds from the offering of the Notes were used to repay the Payroll Support Program ("PSP") loan due 2030 and for general corporate purposes.

In September 2025, we and our indirect wholly-owned subsidiary SkyMiles IP Ltd. entered into an amendment to the SkyMiles Term Loan credit and guaranty agreement (the "SkyMiles Credit Facility"). This amendment, among other things, (i) refinanced the existing term loans with the proceeds of replacement term loans bearing interest at a variable rate equal to an adjusted term Secured Overnight Financing Rate ("SOFR"), plus a reduced margin of 1.50% per annum, payable quarterly; (ii) extended the scheduled maturity from October 2027 to October 2028; (iii) reduced the principal amortization payments from 20% to 1% per year, payable quarterly; and (iv) added a prepayment premium of 1.00% payable in connection with a Repricing Event (as defined in the amended SkyMiles Credit Facility) occurring within six months following September 30, 2025.

In January 2026, we entered into a $1.3 billion term loan issued by a group of lenders due December 2026. The proceeds of the term loan were used to repay $957 million of the PSP loans due 2031 and for general corporate purposes.

In February 2025, Moody's credit rating agency upgraded its rating for Delta to Baa2, an investment grade rating. In the September 2025 quarter, Fitch Ratings upgraded its outlook for Delta to Positive from Stable. In January 2026, S&P Global upgraded its outlook for Delta to Positive from Stable.

The principal amount of our debt and finance leases was $14.1 billion at December 31, 2025.

Future Debt Obligations. As described further in Note 6 of the Notes to the Consolidated Financial Statements, as of December 31, 2025, scheduled maturities of our debt in 2026 are $1.4 billion, with maturities from 2027 through 2030 ranging between $600 million and $3.5 billion annually. As of December 31, 2025, scheduled maturities after 2030 aggregate to $4.8 billion. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of December 31, 2025, these interest obligations total approximately $2.4 billion, decreasing on an annual basis from approximately $500 million in 2026 to $200 million in 2030.

Finance Lease Obligations. As described further in Note 7 of the Notes to the Consolidated Financial Statements, as of December 31, 2025 we had a total of $870 million of minimum finance lease obligations. These minimum lease payments are generally decreasing on an annual basis from approximately $300 million in 2026 to $100 million in 2030.

Capital Returns to Shareholders. During 2025, we continued our quarterly dividend program with $0.15 per share payments in the March 2025 and June 2025 quarters and $0.1875 per share payments in the September 2025 and December 2025 quarters. Total dividend payments during the year ended December 31, 2025 were $440 million.

On February 4, 2026, the Board of Directors approved and we will pay a quarterly dividend of $0.1875 per share on March 19, 2026 to shareholders of record as of February 26, 2026.

Undrawn Lines of Credit. As of December 31, 2025 we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Covenants. We were in compliance with the covenants in our debt agreements at December 31, 2025. See Note 6 of the Notes to the Consolidated Financial Statements for more information on the covenants in our debt agreements.

Delta Air Lines, Inc. | 2025 Form 10-K	42

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

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. When traveling, customers earn miles primarily based on the passenger's loyalty program status, fare class and ticket price. Customers can also earn miles through participating companies. Miles are redeemable by customers for air travel on Delta and other participating airlines, access to Delta Sky Clubs, and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

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

At December 31, 2025, the aggregate deferred revenue balance associated with the SkyMiles program was $9.3 billion. A hypothetical 10% change in the number of outstanding miles estimated to be redeemed would result in an impact of less than 1% of total operating revenue recognized for the year ended December 31, 2025.

We defer revenue for the miles when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused. A hypothetical 10% increase in our estimate of the ETV of a mile would have decreased total operating revenue by less than 1% for the year ended December 31, 2025, as a result of an increase in the amount of revenue deferred associated with the miles earned.

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies, such as credit card, car rental, ridesharing, retail, and hotel companies, with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from one to thirteen years. During the years ended December 31, 2025, 2024 and 2023, total cash sales from marketing agreements related to our loyalty program were $8.0 billion, $7.4 billion and $6.9 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

Delta Air Lines, Inc. | 2025 Form 10-K	43

Item 7. MD&A - Critical Accounting Estimates
We account for marketing agreements, including those with American Express, by allocating the consideration to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access, priority boarding and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for mileage breakage, (3) published rates on our website for baggage fees, lounge access and priority boarding while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

We defer the amount allocated to award travel as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to lounge access is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

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

Goodwill. Our goodwill balance, which is related to the airline segment, was $9.8 billion at December 31, 2025.

Delta Air Lines, Inc. | 2025 Form 10-K	44

Item 7. MD&A - Critical Accounting Estimates
Identifiable Intangible Assets. Our identifiable intangible assets, which are related to the airline segment, had a net carrying amount of $6.0 billion at December 31, 2025, of which $5.9 billion related to indefinite-lived intangible assets. Indefinite-lived assets are not amortized and consist of routes, slots, the Delta tradename and assets related to alliances and collaborative arrangements. Definite-lived assets consist primarily of marketing and maintenance service agreements.

During the December 2025 quarter, we performed qualitative assessments of goodwill and indefinite-lived intangible assets, including applicable factors noted above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors that impact the fair value of our goodwill and indefinite-lived intangible assets. We previously performed quantitative assessments in the December 2023 quarter, noting no impairment of goodwill or indefinite-lived intangible assets.

For additional information on our goodwill and indefinite-lived intangible assets' significant accounting policies and the related fair values and book values, see Note 5 of the Notes to the Consolidated Financial Statements.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and frozen for future benefit accruals. As of December 31, 2025, the funded status for these plans recorded on our balance sheets was $2.3 billion, which is the net of our benefit obligation of $15.0 billion and plan assets of $17.3 billion. We had minimum funding requirements of $70 million during 2025 and estimate that there will be approximately $5 million of minimum funding requirements under these plans in 2026. The most critical assumptions impacting our defined benefit pension plan obligations, plan assets and net periodic cost/(benefit) are the discount rate, the expected long-term rate of return on plan assets and life expectancy of plan participants.

Discount Rate. We determine our discount rate on our measurement date primarily by reference to annualized rates earned on high-quality fixed income investments and yield-to-maturity analyses specific to our estimated future benefit payments for each plan. We used a weighted average discount rate to value the obligations of 5.50% and 5.71% at December 31, 2025 and 2024, respectively.

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

The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. The expected long-term rate of return on our defined benefit pension plan assets is 6.96%.

The impact of a 0.50% change in weighted average discount rate and 1.00% change in expected long-term rate of return on assets are shown in the table below:

Benefit plan effects of change in assumptions used
Change in Assumption	Effect on 2026 Pension Cost/(Benefit)		Effect on Accrued Pension Liability at December 31, 2025
0.50% decrease in weighted average discount rate	$14	million	$673	million
0.50% increase in weighted average discount rate	$(13)	million	$(622)	million
1.00% decrease in expected long-term rate of return on assets	$168	million	$—
1.00% increase in expected long-term rate of return on assets	$(168)	million	$—

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic cost. Each year we review information published by the Society of Actuaries and other publicly available information to develop our best estimate of life expectancy for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Delta Air Lines, Inc. | 2025 Form 10-K	45

Item 7. MD&A - Critical Accounting Estimates
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

For additional information on our significant accounting policies related to defined benefit pension plans, see Note 8 of the Notes to the Consolidated Financial Statements.

Recent Accounting Standards

Recently Adopted Standards

Income Taxes. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. We adopted this standard effective January 1, 2025. See Note 10 of the Notes to the Consolidated Financial Statements for our income tax disclosures.

Standards Effective in Future Years

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

Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software." This standard is intended to improve the operability and application of guidance related to capitalized software development costs and becomes effective January 1, 2028. We are assessing the potential impact this ASU may have on our Consolidated Financial Statements upon adoption.

Interim Reporting. In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270)." This standard clarifies interim reporting guidance, develops a list of disclosures required by other Topics and intends to enhance consistency in interim reporting across entities. This standard becomes effective January 1, 2028 with early adoption permitted. We do not expect this standard to have a material impact on our interim reporting.

Delta Air Lines, Inc. | 2025 Form 10-K	46

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

Operating income, adjusted reconciliation
	Year Ended December 31,
(in millions)	2025	2024
Operating income	$5,822	$5,995
Adjusted for:
MTM adjustments and settlements on hedges	(17)	21
Operating income, adjusted	$5,804	$6,016

Total revenue, adjusted reconciliation
	Year Ended December 31,
(in millions)	2025	2024
Total revenue	$63,364	$61,643
Adjusted for:
Third-party refinery sales	(5,077)	(4,642)
Total revenue, adjusted	$58,287	$57,001

Operating expense, adjusted reconciliation
	Year Ended December 31,
(in millions)	2025	2024
Operating expense	$57,542	$55,648
Adjusted for:
Third-party refinery sales	(5,077)	(4,642)
MTM adjustments and settlements on hedges	17	(21)
Operating expense, adjusted	$52,483	$50,985

Delta Air Lines, Inc. | 2025 Form 10-K	47

Item 7. MD&A - Supplemental Information

Fuel expense, adjusted and Average fuel price per gallon, adjusted reconciliations
			Average Price Per Gallon
	Year Ended December 31,		Year Ended December 31,
(in millions, except per gallon data)	2025	2024	2025	2024
Total fuel expense	$9,819	$10,566	$2.30	$2.57
Adjusted for:
MTM adjustments and settlements on hedges	17	(21)	—	(0.01)
Total fuel expense, adjusted	$9,836	$10,544	$2.30	$2.56

TRASM, adjusted reconciliation
	Year Ended December 31,
(in cents)	2025		2024
TRASM	21.26	¢	21.37	¢
Adjusted for:
Third-party refinery sales	(1.70)		(1.61)
TRASM, adjusted	19.56	¢	19.76	¢

CASM-Ex reconciliation
	Year Ended December 31,
(in cents)	2025		2024
CASM	19.31	¢	19.30	¢
Adjusted for:
Aircraft fuel and related taxes	(3.29)		(3.66)
Third-party refinery sales	(1.70)		(1.61)
Profit sharing	(0.45)		(0.48)
CASM-Ex	13.86	¢	13.54	¢

Delta Air Lines, Inc. | 2025 Form 10-K	48

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

•Net cash flows related to certain airport construction projects and other. Cash flows related to certain airport construction projects are included in our GAAP operating activities and capital expenditures. We have adjusted for these items, which were primarily funded by cash restricted for airport construction, to provide investors a better understanding of the company's free cash flow and capital expenditures that are core to our operations.

•Strategic investments and related. Certain cash flows related to our investments in and related transactions with other airlines and associated companies are included in our GAAP investing activities. We adjust for this activity because it provides a more meaningful comparison to our airline industry peers.

Free cash flow reconciliation
Year Ended December 31,
(in millions)	2025
Net cash provided by operating activities	$8,342
Net cash used in investing activities	(4,186)
Adjusted for:
Pension plan contributions	70
Net cash flows related to certain airport construction projects and other	141
Strategic investments and related	276
Free cash flow	$4,643

Delta Air Lines, Inc. | 2025 Form 10-K	49

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

Delta Air Lines, Inc. | 2025 Form 10-K	50

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

Fuel Price Risk

Changes in fuel prices materially impact our results of operations. A one cent increase in the cost of jet fuel per gallon would result in approximately $40 million of additional annual fuel expense based on annual consumption of approximately four billion gallons of jet fuel. Substantially all of our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory.

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

At December 31, 2025, we had $12.6 billion of fixed-rate debt, $0.7 billion of variable-rate debt and $0.4 billion of variable-rate leases. The rates used in our variable-rate debt are based on SOFR, or another index rate, which in certain cases is subject to a floor. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate debt by $470 million at December 31, 2025 and would have increased the annual interest expense on our variable-rate debt and variable-rate leases by $11 million.

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

At December 31, 2025 we had no open foreign currency options or forward contracts. As of December 31, 2025, our investments denominated in foreign currencies (Air France-KLM, China Eastern, Hanjin-KAL and LATAM) were recorded at a fair value of $2.9 billion. A 10% change in the value of those respective currencies against the U.S. dollar would have an approximately $290 million impact on our financial statements.

Equity Investment Risk

We own equity investments in a number of airlines and airline service companies, which are subject to equity price risk. We often hold our equity securities for long periods and short-term price volatility has occurred in the past and will occur in the future, impacting the volatility of our financial results. During 2025, we recorded a net gain of $1.2 billion related to the valuation of our fair value investments compared to a net loss of $319 million in 2024. As of December 31, 2025, we had long-term investments recorded at fair value of $3.6 billion and, therefore, a 10% change in the fair value of these investments would have an approximately $360 million impact on our financial results. See Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for further information on our investments.

Delta Air Lines, Inc. | 2025 Form 10-K	51

Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Delta Air Lines, Inc. | 2025 Form 10-K	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Delta Air Lines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Air Lines, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

Employee Benefit Plans - Net Asset Value Per Share (NAV) Asset Valuation

Description of the Matter
At December 31, 2025, the fair value of the Company’s benefit plan assets measured at fair value on a recurring basis totaled $17.3 billion, of which $13.0 billion do not have a readily determinable fair value and are measured at NAV as a practical expedient. Management determines the fair value of NAV assets by applying the methodologies described in Note 8 to the consolidated financial statements.

Auditing the Company’s estimates of the fair value of its NAV assets required significant judgment, primarily resulting from the lag in the availability of data provided by the investment fund managers.

Delta Air Lines, Inc. | 2025 Form 10-K	53

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the fair value measurement of its NAV assets, including controls over management’s assessment of the significant inputs and estimates affecting the fair value measurement.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2006.

Atlanta, Georgia
February 10, 2026

Delta Air Lines, Inc. | 2025 Form 10-K	54

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$4,310	$3,069
Accounts receivable, net of an allowance for uncollectible accounts of $13 and $18	2,850	3,224
Fuel, expendable parts and supplies inventories, net of an allowance for obsolescence of $124 and $120	1,601	1,428
Prepaid expenses and other	2,207	2,123
Total current assets	10,968	9,844

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $24,719 and $23,228	39,743	37,595
Operating lease right-of-use assets	6,244	6,644
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $928 and $919	5,966	5,975
Equity investments	4,222	2,846
Other noncurrent assets	4,421	2,715
Total noncurrent assets	70,349	65,528
Total assets	$81,317	$75,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$1,605	$2,175
Current maturities of operating leases	809	763
Air traffic liability	7,157	7,094
Accounts payable	5,226	4,650
Accrued salaries and related benefits	4,906	4,762
Loyalty program deferred revenue	4,876	4,314
Fuel card obligation	1,100	1,100
Other accrued liabilities	1,945	1,812
Total current liabilities	27,624	26,670

Noncurrent Liabilities:
Debt and finance leases	12,507	14,019
Noncurrent operating leases	5,353	5,814
Pension, postretirement and related benefits	3,156	3,144
Loyalty program deferred revenue	4,386	4,512
Deferred income taxes, net	3,444	2,176
Other noncurrent liabilities	3,994	3,744
Total noncurrent liabilities	32,840	33,409

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 659,669,346 and 654,571,606 shares issued	—	—
Additional paid-in capital	11,883	11,740
Retained earnings	13,343	8,783
Accumulated other comprehensive loss	(4,135)	(4,979)
Treasury stock, at cost, 6,498,109 and 8,098,971 shares	(238)	(251)
Total stockholders' equity	20,853	15,293
Total liabilities and stockholders' equity	$81,317	$75,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	55

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Operating Revenue:
Passenger	$51,768	$50,894	$48,909
Cargo	900	822	723
Other	10,696	9,927	8,416
Total operating revenue	63,364	61,643	58,048

Operating Expense:
Salaries and related costs	17,520	16,161	14,607
Aircraft fuel and related taxes	9,819	10,566	11,069
Ancillary businesses and refinery	5,987	5,416	4,172
Contracted services	4,617	4,228	4,041
Landing fees and other rents	3,564	3,150	2,563
Regional carrier expense	2,553	2,328	2,200
Passenger commissions and other selling expenses	2,485	2,485	2,334
Depreciation and amortization	2,443	2,513	2,341
Aircraft maintenance materials and outside repairs	2,432	2,616	2,432
Passenger service	1,855	1,788	1,750
Profit sharing	1,337	1,389	1,383
Aircraft rent	542	548	532
Pilot agreement and related expenses	—	—	864
Other	2,388	2,460	2,239
Total operating expense	57,542	55,648	52,527

Operating Income	5,822	5,995	5,521

Non-Operating Income/(Expense):
Interest expense, net	(679)	(747)	(834)
Gain/(loss) on investments, net	1,212	(319)	1,263
Loss on extinguishment of debt	(26)	(39)	(63)
Miscellaneous, net	(144)	(232)	(279)
Total non-operating income/(expense), net	363	(1,337)	87

Income Before Income Taxes	6,185	4,658	5,608

Income Tax Provision	(1,180)	(1,201)	(999)

Net Income	$5,005	$3,457	$4,609

Basic Earnings Per Share	$7.72	$5.39	$7.21
Diluted Earnings Per Share	$7.66	$5.33	$7.17

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	56

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2025	2024	2023
Net Income	$5,005	$3,457	$4,609
Other comprehensive income:
Net change in pension and other benefits	844	864	(44)
Net change in other	—	2	—
Total Other Comprehensive Income/(Loss)	844	866	(44)
Comprehensive Income	$5,849	$4,323	$4,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	57

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$5,005	$3,457	$4,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,443	2,513	2,341
Deferred income taxes	1,109	1,155	980
(Gain)/loss on fair value investments	(1,209)	323	(1,283)
Pension, postretirement and postemployment payments greater than expense	(210)	(296)	(121)
Changes in certain assets and liabilities:
Receivables	432	(126)	(7)
Prepaids and other current assets	(183)	(241)	137
Air traffic liability	63	50	(1,216)
Loyalty program deferred revenue	435	407	538
Profit sharing	(53)	6	821
Other payables, deferred revenue and accrued liabilities	842	614	(285)
Other, net	(332)	163	(50)
Net cash provided by operating activities	8,342	8,025	6,464

Cash Flows From Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(3,521)	(3,914)	(3,645)
Ground property and equipment, including technology	(978)	(1,226)	(1,678)
Purchase of equity investments	(276)	—	(152)
Purchase of short-term investments	—	—	(2,312)
Redemption of short-term investments	—	1,137	4,547
Other, net	589	264	92
Net cash used in investing activities	(4,186)	(3,739)	(3,148)

Cash Flows From Financing Activities:
Proceeds from long-term obligations	2,215	—	878
Payments on debt and finance lease obligations	(4,827)	(3,953)	(4,071)
Cash dividends	(440)	(321)	(128)
Other, net	(24)	14	(73)
Net cash used in financing activities	(3,076)	(4,260)	(3,394)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	1,080	26	(78)
Cash, cash equivalents and restricted cash at beginning of period	3,421	3,395	3,473
Cash, cash equivalents and restricted cash at end of period	$4,501	$3,421	$3,395

Supplemental Disclosure of Cash Paid for Interest	$850	$1,001	$1,164
Non-Cash Transactions:
Right-of-use assets acquired or modified under operating leases	$375	$327	$661
Flight and ground equipment acquired or modified under finance leases	184	(17)	31
Operating leases converted to finance leases	312	25	84
Debt agreements modified	371	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	58

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2023	652	$—	$11,526	$1,170	$(5,801)	11	$(313)	$6,582
Net income	—	—	—	4,609	—	—	—	4,609
Dividends declared ($0.20 per share)	—	—	—	(129)	—	—	—	(129)
Other comprehensive loss	—	—	—	—	(44)	—	—	(44)
Common stock issued for employee equity awards(1)	3	—	115	—	—	—	(28)	87
Balance at December 31, 2023	655	—	11,641	5,650	(5,845)	11	(341)	11,105
Net income	—	—	—	3,457	—	—	—	3,457
Dividends declared ($0.50 per share)	—	—	—	(324)	—	—	—	(324)
Other comprehensive income	—	—	—	—	866	—	—	866
Common stock issued for employee equity awards(1)	(1)	—	31	—	—	(3)	90	121
Stock options exercised	1	—	68	—	—	—	—	68
Balance at December 31, 2024	655	—	11,740	8,783	(4,979)	8	(251)	15,293
Net income	—	—	—	5,005	—	—	—	5,005
Dividends declared ($0.675 per share)	—	—	—	(445)	—	—	—	(445)
Other comprehensive income	—	—	—	—	844	—	—	844
Common stock issued for employee equity awards(1)	—	—	120	—	—	(2)	13	133
Stock options exercised	—	—	23	—	—	—	—	23
Warrants exercised	5	—	—	—	—	—	—	—
Balance at December 31, 2025	660	$—	$11,883	$13,343	$(4,135)	6	$(238)	$20,853
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $67.23, $40.84 and $40.08 in 2025, 2024 and 2023, respectively. Share counts in the table above may not calculate exactly due to rounding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Delta Air Lines, Inc. | 2025 Form 10-K	59

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

Recent Accounting Standards

Recently Adopted Standards

Income Taxes. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. We adopted this standard effective January 1, 2025. See Note 10, "Income Taxes," for our income tax disclosures.

Standards Effective in Future Years

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

Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software." This standard is intended to improve the operability and application of guidance related to capitalized software development costs and becomes effective January 1, 2028. We are assessing the potential impact this ASU may have on our Consolidated Financial Statements upon adoption.

Interim Reporting. In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270)." This standard clarifies interim reporting guidance, develops a list of disclosures required by other Topics and intends to enhance consistency in interim reporting across entities. This standard becomes effective January 1, 2028 with early adoption permitted. We do not expect this standard to have a material impact on our interim reporting.

Delta Air Lines, Inc. | 2025 Form 10-K	60

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

Reconciliation of cash, cash equivalents and restricted cash
	December 31,
(in millions)	2025	2024	2023
Current assets:
Cash and cash equivalents	$4,310	$3,069	$2,741
Restricted cash included in prepaid expenses and other	135	168	199
Noncurrent assets:
Restricted cash included in other noncurrent assets	56	184	455
Total cash, cash equivalents and restricted cash	$4,501	$3,421	$3,395

Inventories

Fuel. As part of our strategy to mitigate the cost of the refining margin reflected in the price of jet fuel, our wholly owned subsidiary, Monroe Energy, LLC ("Monroe"), operates the Trainer oil refinery. Refined products (finished goods) and feedstock and blendstock inventories (work-in-process) are carried at the lower of cost and net realizable value. We use jet fuel in our airline operations that is produced by the refinery, purchased directly from third parties and procured through the exchanges with third parties of gasoline, diesel and other refined products ("non-jet fuel products") the refinery produces. Cost is determined using the first-in, first-out method. Costs include the raw material consumed plus direct manufacturing costs (such as labor, utilities and supplies) as incurred and an applicable portion of manufacturing overhead.

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

Accounting for Refinery Related Buy/Sell Agreements

To the extent that we receive jet fuel for non-jet fuel products exchanged under buy/sell agreements, we account for these transactions as nonmonetary exchanges. We have recorded these nonmonetary exchanges at the carrying amount of the non-jet fuel products transferred within aircraft fuel and related taxes on our Consolidated Statements of Operations ("income statement").

Derivatives

Changes in fuel prices, interest rates and foreign currency exchange rates impact our results of operations. In an effort to manage our exposure to these risks, we may enter into derivative contracts and adjust our derivative portfolio as market conditions change. Our derivative contracts are recognized at fair value on our balance sheets and had net balances of $1 million and $17 million at December 31, 2025 and 2024, respectively. See Note 3, "Fair Value Measurements," for further information regarding our derivative contracts.

Delta Air Lines, Inc. | 2025 Form 10-K	61

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

Property and equipment by classification
		December 31,
(in millions, except for estimated useful life)	Estimated Useful Life	2025	2024
Flight equipment(1)	30-34 years	$47,981	$44,722
Ground property and equipment	3-40 years	11,165	10,695
Information technology-related assets	3-15 years	3,167	3,135
Flight and ground equipment under finance leases	Lease term or estimated useful life	1,185	1,196
Advance payments for equipment		964	1,075
Less: accumulated depreciation and amortization(2)		(24,719)	(23,228)
Total property and equipment, net		$39,743	$37,595
(1)Includes aircraft and associated engines and parts.
(2)Includes accumulated amortization for flight and ground equipment under finance leases in the amount of $350 million and $371 million at December 31, 2025 and 2024, respectively.

We record property and equipment at cost and depreciate or amortize these assets on a straight-line basis to their estimated residual values over their estimated useful lives. The estimated useful life for leasehold improvements is the shorter of lease term or estimated useful life. Depreciation and amortization expense related to our property and equipment was $2.4 billion, $2.5 billion and $2.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Residual values for owned aircraft, engines, spare parts and simulators are generally 5% to 10% of cost. Modifications that enhance the operating performance or extend the useful lives of airframes or engines are capitalized and amortized over the remaining estimated useful life of the asset or the remaining lease term, whichever is shorter.

We capitalize certain internal and external costs incurred to develop and implement software and amortize those costs over an estimated useful life of three to fifteen years. Included in the depreciation and amortization expense discussed above, we recorded $314 million, $324 million and $340 million for amortization of capitalized software for the years ended December 31, 2025, 2024 and 2023, respectively. The net book value of these assets, which are included in information technology-related assets above, totaled $1.1 billion and $933 million at December 31, 2025 and 2024, respectively.

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

Fuel Card Obligation

We have a purchasing card with American Express for the purpose of buying jet fuel and crude oil. The card carried a maximum credit limit of $1.1 billion as of December 31, 2025 and must be paid monthly. At both December 31, 2025 and 2024, we had $1.1 billion outstanding on this purchasing card and the activity was classified as a financing activity in our cash flows statement.

Delta Air Lines, Inc. | 2025 Form 10-K	62

Notes to the Consolidated Financial Statements
Manufacturers' Credits

We periodically receive credits in connection with the acquisition of aircraft and engines or in connection with delivery delays or manufacturing defects. These credits are applied as a reduction to the cost of the related equipment.

Collaborative Arrangements

We have marketing alliances with other airlines to enhance our access to domestic and international markets. Some of our marketing arrangements provide for the sharing of revenues and expenses. Revenues and expenses associated with the flights we operate under collaborative arrangements are presented on a gross basis in the applicable line items on our income statement.

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

Advertising Costs

We expense advertising costs in passenger commissions and other selling expenses in the year the advertising first takes place. Advertising expense was $405 million, $438 million and $347 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Commissions and Merchant Fees

Passenger sales commissions and merchant fees are recognized in passenger commissions and other selling expenses when the related revenue is recognized.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

Passenger revenue is composed of passenger ticket sales, loyalty travel awards and travel-related services performed in conjunction with a passenger’s flight.

Passenger revenue by category
	Year Ended December 31,
(in millions)	2025	2024	2023
Ticket	$45,488	$45,096	$43,596
Loyalty travel awards	4,237	3,841	3,462
Travel-related services	2,043	1,957	1,851
Total passenger revenue	$51,768	$50,894	$48,909

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

Delta Air Lines, Inc. | 2025 Form 10-K	63

Notes to the Consolidated Financial Statements
We recognized approximately $6.4 billion, $6.5 billion and $7.4 billion in passenger revenue during the years ended December 31, 2025, 2024 and 2023, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Ticket Breakage. We estimate the value of ticket breakage and recognize revenue at the scheduled flight date. Our ticket breakage estimates are primarily based on historical experience, ticket contract terms and customers’ travel behavior.

Regional Carriers. Our regional carriers include both third-party regional carriers with which we have contract carrier agreements ("contract carriers") and Endeavor Air, Inc., our wholly owned subsidiary. Our contract carrier agreements are primarily structured as capacity purchase agreements where we purchase all or a portion of the contract carrier's capacity and are responsible for selling the seat inventory we purchase. We record revenue related to our capacity purchase agreements in passenger revenue and the related expenses in regional carrier expense. See Note 9, "Commitments and Contingencies," for additional information regarding contract carrier agreements.

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

Loyalty Program

Our SkyMiles loyalty program generates customer loyalty by rewarding customers with incentives to travel on Delta. This program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. When traveling, customers earn miles primarily based on the passenger's loyalty program status, fare class and ticket price. Customers can also earn miles through participating companies. Miles are redeemable by customers for air travel on Delta and other participating airlines, access to Delta Sky Clubs, and other program awards. To facilitate transactions with participating companies, we sell miles to non-airline businesses and other airlines.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies, such as credit card, car rental, ridesharing, retail, and hotel companies, with which we have marketing agreements to sell miles. Our contracts to sell miles under these marketing agreements have multiple performance obligations. Payments are typically due to us monthly based on the volume of miles sold during the period, and the initial terms of our marketing contracts are from one to thirteen years. During the years ended December 31, 2025, 2024 and 2023, total cash sales from marketing agreements related to our loyalty program were $8.0 billion, $7.4 billion and $6.9 billion, respectively, which are allocated to travel and other performance obligations, as discussed below.

Delta Air Lines, Inc. | 2025 Form 10-K	64

Notes to the Consolidated Financial Statements
Substantially all of our total cash sales from marketing agreements relate to our co-brand credit card relationship with American Express. Our agreements with American Express provide for joint marketing, grant certain benefits to Delta-American Express co-branded credit card holders ("cardholders") and American Express Membership Rewards program participants, and allow American Express to market its services or products using our customer database. Cardholders earn miles for making purchases using co-branded cards, and certain cardholders may also receive baggage fee waivers, lounge access, priority boarding and other benefits while traveling on Delta. Additionally, participants in the American Express Membership Rewards program may exchange their points for miles under the loyalty program. We sell miles to American Express which are then provided to their customers under the co-brand credit card program and the Membership Rewards program.

We account for marketing agreements, including those with American Express, by allocating the consideration to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consist of award travel, baggage fee waivers, lounge access, priority boarding and the use of our brand. We determine our best estimate of the selling prices by using a discounted cash flow analysis using multiple inputs and assumptions, including (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation adjusted for mileage breakage, (3) published rates on our website for baggage fees, lounge access and priority boarding while traveling on Delta, (4) brand value (using estimated royalties generated from the use of our brand) and (5) volume discounts provided to certain partners.

We defer the amount allocated to award travel as part of loyalty program deferred revenue and recognize loyalty travel awards in passenger revenue as the miles are redeemed and transportation is provided. Revenue allocated to services performed in conjunction with a passenger’s flight, such as baggage fee waivers, is recognized as travel-related services in passenger revenue when the related service is performed. Revenue allocated to lounge access is recognized as miscellaneous in other revenue as access is provided. Revenue allocated to the remaining performance obligations, primarily brand value, is recorded as loyalty program in other revenue as miles are delivered.

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

Loyalty program activity
(in millions)	2025	2024	2023
Balance at January 1	$8,826	$8,420	$7,882
Miles earned	4,892	4,463	4,173
Travel miles redeemed	(4,237)	(3,841)	(3,462)
Non-travel miles redeemed	(219)	(216)	(173)
Balance at December 31	$9,262	$8,826	$8,420

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

Cargo Revenue

Cargo revenue is recognized when we provide the transportation.

Delta Air Lines, Inc. | 2025 Form 10-K	65

Notes to the Consolidated Financial Statements
Other Revenue

	Year Ended December 31,
(in millions)	2025	2024	2023
Refinery	$5,077	$4,642	$3,379
Loyalty program	3,362	3,297	3,093
Ancillary businesses	937	772	840
Miscellaneous	1,320	1,216	1,104
Total other revenue	$10,696	$9,927	$8,416

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

Ancillary Businesses. This includes revenues from our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business and our vacation package operations. During the years ended December 31, 2025 and 2024, the MRO business generated revenues of $822 million and $658 million, respectively.

Miscellaneous. This is primarily composed of revenues related to lounge access, including access provided to certain American Express cardholders, travel products (e.g., car rentals or hotels booked with our commercial partners), codeshare agreements and international joint venture partnership contractual settlements.

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

Revenue by geographic region
	Passenger Revenue			Operating Revenue
	Year Ended December 31,			Year Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Domestic	$35,731	$35,226	$33,968	$44,655	$43,508	$40,845
Atlantic	9,270	9,133	9,057	10,766	10,535	10,458
Latin America	3,980	3,995	3,798	4,579	4,564	4,292
Pacific	2,787	2,540	2,086	3,364	3,036	2,453
Total	$51,768	$50,894	$48,909	$63,364	$61,643	$58,048

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

Delta Air Lines, Inc. | 2025 Form 10-K	66

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

Assets (Liabilities) Measured at Fair Value on a Recurring Basis(1)

	December 31, 2025				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,868	$2,868	$—	$—	(a)
Restricted cash equivalents	191	191	—	—	(a)
Long-term investments and related	3,644	3,366	217	61	(a)(b)
Fuel hedge contracts	1	—	1	—	(a)(b)

	December 31, 2024				Valuation Technique
(in millions)	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,619	$1,619	$—	$—	(a)
Restricted cash equivalents	351	351	—	—	(a)
Long-term investments and related	2,372	2,085	160	127	(a)(b)
Fuel hedge contracts	(17)	—	(17)	—	(a)(b)
(1)See Note 8, "Employee Benefit Plans," for fair value of benefit plan assets.

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our balance sheets and generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit, which primarily relate to certain self-insurance obligations, debt related reserves, airport commitments and proceeds from debt issued to finance, among other things, a portion of the construction costs for our new terminal facilities at New York's LaGuardia Airport. The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Delta Air Lines, Inc. | 2025 Form 10-K	67

Notes to the Consolidated Financial Statements
Long-Term Investments and Related. Our long-term investments measured at fair value primarily consist of equity investments, which are valued based on market prices or other observable transactions and inputs, and are recorded in equity investments on our balance sheets. Certain equity investments in private companies are classified as Level 3 in the fair value hierarchy as their equity is not traded on a public exchange and our valuations may incorporate certain unobservable inputs, including non-public equity issuances. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values. During the year ended December 31, 2025 there were no material gains or losses related to investments classified as Level 3 as a result of fair value adjustments. See Note 4, "Investments," for further information on our long-term investments.

Fuel Hedge Contracts. Our derivative contracts are negotiated over-the-counter with counterparties without going through a public exchange. Accordingly, our fair value assessments give consideration to the risk of counterparty default (as well as our own credit risk) and are classified as Level 2 within the fair value hierarchy. Substantially all of our derivative contracts to hedge the financial risk from changing fuel prices are related to Monroe’s inventory. Our fuel hedge portfolio consists of swap contracts which are valued under discounted cash flow models based on data either readily observable in public markets, derived from public markets or provided by counterparties who regularly trade in public markets. We recognized gains of $36 million, and losses of $31 million and $6 million, on our fuel hedge contracts in aircraft fuel and related taxes on our income statement for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 14, "Segments," for further information on our Monroe refinery segment.

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

Fair Value Investments. Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net in our income statement within non-operating expense and are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in companies without publicly-traded shares. We elect to measure certain equity securities without readily determinable fair values under the "measurement alternative" (i.e., at their cost less impairment, adjusted for observable price changes).

Equity Method Investments. We record our share of our equity method investees' financial results in our income statement as described in the table below.

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest(4)		Carrying Value
(in millions)		December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Air France-KLM	Fair Value	3%	3%	$100	$62
China Eastern	Fair Value	2%	2%	319	155
Grupo Aeroméxico	Equity Method(1)	19%	20%	377	354
Hanjin-KAL	Fair Value(2)	15%	15%	861	507
LATAM	Fair Value	11%	10%	1,644	837
Republic Airways	Fair Value	14%	17%	124	84
Unifi Aviation	Equity Method	20%	49%	51	146
WestJet	Fair Value	13%	—%	248	—
Wheels Up	Fair Value(3)	36%	38%	173	435
Other investments	Various			325	266
Equity investments				$4,222	$2,846
(1)Results are included in miscellaneous, net in our income statement under non-operating expense.
(2)At December 31, 2025, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(3)Our voting rights with respect to Wheels Up are capped at 29.9%. We elected to account for our equity method investment under the fair value option.
(4)Unless otherwise indicated below, movements in our ownership interest result from changes in our equity investees' outstanding shares.

Delta Air Lines, Inc. | 2025 Form 10-K	68

Notes to the Consolidated Financial Statements
Grupo Aeroméxico. In November 2025, Grupo Aeroméxico issued shares through an initial public offering which reduced our ownership interest to 19%. We continue to account for our investment under the equity method as the reduced ownership stake does not change our ability to exercise significant influence with Grupo Aeroméxico. Our equity investment is subject to contractual transfer restrictions until November 2029.

Republic Airways Holdings. In November 2025, Republic Airways and Mesa Air Group merged to create Republic Airways Holdings, Inc., a publicly traded company, and as a result our ownership decreased to 14%. This investment is subject to contractual transfer restrictions until May 2026.

Unifi Aviation. In December 2025, we sold a portion of our Unifi investment to Argenbright Holdings for $80 million, reducing our ownership from 49% to 20%. We continue to account for our investment under the equity method. Results are included in contracted services in our income statement as this entity is integral to the operations of our business by providing services at many of our airport locations.

WestJet. In October 2025, we acquired a 12.7% equity stake in WestJet for $276 million. As part of the transaction, we also assumed a commensurate portion of a shareholder loan receivable from the previous owner.

Wheels Up. We concluded that Wheels Up is a variable interest entity ("VIE"). A VIE requires consolidation by the entity’s primary beneficiary. We determined that we are not the primary beneficiary after assessing the decision-making process for the significant activities of Wheels Up, concluding that Wheels Up's Board of Directors continues to possess the decision-making authority over the significant activities. Although we are represented on the Board, we do not control Wheels Up's Board. Based on this assessment, Wheels Up is not consolidated in our financial statements.

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

Virgin Atlantic. The carrying value of our investment in Virgin Atlantic remains zero as of December 31, 2025. We maintain our 49% equity interest and continue to track our share of Virgin Atlantic's losses under the equity method of accounting. These previously unrecognized losses are only recorded to the extent we make additional investments in Virgin Atlantic (i.e., additional shareholder support). As of December 31, 2025, we have approximately $620 million of unrecognized equity method losses related to our 49% interest in Virgin Atlantic.

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

Delta Air Lines, Inc. | 2025 Form 10-K	69

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

During the December 2025 quarter, we performed qualitative assessments of goodwill and indefinite-lived intangible assets, including applicable factors noted above, and determined that there was no indication that the assets were impaired. Our qualitative assessments include analyses and weighting of all relevant factors that impact the fair value of our goodwill and indefinite-lived intangible assets. We previously performed quantitative assessments in the December 2023 quarter, noting no impairment of goodwill or indefinite-lived intangible assets.

Goodwill and indefinite-lived intangible assets by category
	Carrying Value at
(in millions)	December 31, 2025	December 31, 2024
Goodwill	$9,753	$9,753
International routes and slots	2,583	2,583
Airline alliances	1,863	1,863
Delta tradename	850	850
Domestic slots	622	622
Total	$15,671	$15,671

International Routes and Slots. This primarily relates to Pacific route authorities and slots at capacity-constrained airports in Asia, and slots at London-Heathrow airport.

Airline Alliances. This primarily relates to our commercial agreements with LATAM and our SkyTeam partners.

Domestic Slots. This primarily relates to our slots at New York-LaGuardia and Washington-Reagan National airports.

Delta Air Lines, Inc. | 2025 Form 10-K	70

Notes to the Consolidated Financial Statements
Definite-Lived Intangible Assets

Definite-lived intangible assets by category
	December 31, 2025		December 31, 2024
(in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Marketing agreements	$730	$(717)	$730	$(712)
Maintenance contracts	192	(158)	192	(154)
Other	54	(53)	54	(53)
Total	$976	$(928)	$976	$(919)

Amortization expense was $8 million for the year ended December 31, 2025 and was $9 million for the years ended 2024 and 2023. Based on our definite-lived intangible assets at December 31, 2025, we estimate that we will incur approximately $7 million of amortization expense annually from 2026 through 2030.

NOTE 6. DEBT

The following table summarizes our debt as of the dates indicated below:

Summary of outstanding debt by category
	Maturity Dates			Interest Rate(s) Per Annum at December 31, 2025			December 31,
(in millions)							2025	2024
Unsecured notes	2028	to	2030	3.75%	to	5.30%	$2,884	$1,575
Unsecured Payroll Support Program Loans(1)	2031			1.00%			1,848	3,496
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2026	to	2028	4.75%			3,422	3,970
SkyMiles Term Loan(2)(3)	2026	to	2028	5.38%			588	784
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,522	3,591
Financing arrangements secured by aircraft:
Certificates(2)	2026	to	2028	2.00%	to	8.00%	894	992
Notes(2)(3)	2026	to	2033	5.96%	to	7.18%	78	87
Financing arrangements secured by slots, gates and/or routes:
Senior Secured Notes	2025			—%			—	812
Other financings(2)	2030			5.00%			66	66
Corporate Revolving Credit Facility	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(3)	2026			Undrawn			—	—
Total secured and unsecured debt							13,302	15,373
Unamortized (discount)/premium and debt issuance cost, net and other							6	(26)
Total debt							13,308	15,347
Less: current maturities							(1,372)	(1,801)
Total long-term debt							$11,936	$13,546
(1)Interest rates on the Payroll Support Program ("PSP") loans are 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The applicable interest rates will begin to adjust for each loan in January 2026 and April 2026.
(2)Due in installments during the years shown above.
(3)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate plus a specified margin.

Delta Air Lines, Inc. | 2025 Form 10-K	71

Notes to the Consolidated Financial Statements
2025 Unsecured Notes

In June 2025, we issued $2.0 billion in aggregate principal amounts of unsecured notes, consisting of $1.0 billion of 4.95% Notes due 2028 and $1.0 billion of 5.25% Notes due 2030 (collectively, the "Notes"). The Notes are included in Unsecured notes in the table above. The net proceeds from the offering of the Notes were used to repay the Payroll Support Program ("PSP") loan due 2030 included in Unsecured Payroll Support Program Loans in the table above and for general corporate purposes.

SkyMiles Credit Facility

In September 2025, we and our indirect wholly-owned subsidiary SkyMiles IP Ltd. entered into an amendment to the SkyMiles Term Loan credit and guaranty agreement (the "SkyMiles Credit Facility"). This amendment, among other things, (i) refinanced the existing term loans with the proceeds of replacement term loans bearing interest at a variable rate equal to an adjusted term SOFR, plus a reduced margin of 1.50% per annum, payable quarterly; (ii) extended the scheduled maturity from October 2027 to October 2028; (iii) reduced the principal amortization payments from 20% to 1% per year, payable quarterly; and (iv) added a prepayment premium of 1.00% payable in connection with a Repricing Event (as defined in the amended SkyMiles Credit Facility) occurring within six months following September 30, 2025. No such repricing event has occurred as of December 31, 2025.

2026 Term Loan

In January 2026, we entered into a $1.3 billion term loan issued by a group of lenders due December 2026. The proceeds of the term loan were used to repay $957 million of the PSP loans due 2031 included in Unsecured Payroll Support Program Loans in the table above and for general corporate purposes.

Availability Under Revolving Facilities

As of December 31, 2025, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	December 31, 2025	December 31, 2024
Net carrying amount	$13,308	$15,347
Fair value	$13,400	$15,300

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. For example, certain credit facilities, including our SkyMiles financing agreements, contain, among other things, minimum coverage ratios. Our SkyMiles financing agreements also include a minimum liquidity covenant which requires us to maintain at least $2.0 billion of liquidity (defined as cash, cash equivalents, short-term investments and aggregate principal amount committed and available to be drawn under our revolving credit facilities). In addition, the SkyMiles financing agreements restrict our ability to, among other things, (1) modify the terms of the SkyMiles program, or otherwise change the policies and procedures of the SkyMiles program, in a manner that would reasonably be expected to materially impair repayment of the SkyMiles Debt, (2) sell pre-paid miles in excess of $550 million in the aggregate and (3) terminate or materially modify the intercompany arrangements governing the relationship between Delta and SkyMiles IP Ltd. with respect to the SkyMiles program. Certain of our debt agreements limit our ability to (1) incur liens under certain circumstances, (2) dispose of collateral and (3) engage in mergers and consolidations or transfer all or substantially all of our assets.

Each of these restrictions is subject to certain exceptions and qualifications that are set forth in these debt agreements. We were in compliance with the covenants in our debt agreements at December 31, 2025.

Delta Air Lines, Inc. | 2025 Form 10-K	72

Notes to the Consolidated Financial Statements
Future Maturities

The following table summarizes scheduled maturities of our debt for the years succeeding December 31, 2025:

Future debt maturities
(in millions)	Total Debt	Amortization of Debt (Discount)/Premium and Debt Issuance Cost, net and other
2026	$1,367	$(2)
2027	1,878	2
2028	3,460	(1)
2029	621	4
2030	1,222	5
Thereafter	4,754	(2)
Total	$13,302	$6	$13,308

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

We use the rate implicit in the lease to discount lease payments to present value, when readily determinable. When the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate, which is based on the estimated interest rate for collateralized borrowing over a similar term of the lease at commencement date.

Some of our aircraft lease agreements include provisions for residual value guarantees. These guarantees represent an immaterial portion of our lease liability.

Aircraft

As of December 31, 2025, including aircraft operated by our regional carriers, we leased 122 aircraft, of which 20 were under finance leases and 102 were operating leases. Our aircraft leases had remaining lease terms of two months to 10 years.

In addition, we have regional aircraft leases that are embedded within our capacity purchase agreements and included in the ROU asset and lease liability. We allocated the consideration in each capacity purchase agreement to the lease and nonlease components based on their relative standalone fair values. Lease components of these agreements consist of 119 aircraft as of December 31, 2025 and nonlease components primarily consist of flight operations, in-flight and maintenance services. We determined our best estimate of the standalone fair value of the individual components by considering observable information including rates paid by our wholly owned subsidiary, Endeavor Air, Inc., and rates published by independent valuation firms. See Note 9, "Commitments and Contingencies," for additional information about our capacity purchase agreements.

Airport Facilities

Our facility leases are primarily for space at approximately 300 airports around the world that we serve. These leases reflect our use of airport terminals, office space, cargo warehouses and maintenance facilities. We generally lease space from government agencies that control the use of the airport, and as a result, these leases are classified as operating leases. The remaining lease terms vary from one month to 28 years. At the majority of the U.S. airports, the lease rates depend on airport operating costs or use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheets.

Some airport facilities have fixed payment schedules, the most significant of which is New York-JFK, which comprises the majority of our ground and other operating ROU asset and lease liability. For those airport leases with fixed payment schedules, we have recorded a ROU asset and lease liability representing the fixed component of the lease payments.

Delta Air Lines, Inc. | 2025 Form 10-K	73

Notes to the Consolidated Financial Statements
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

Lease asset and liability balance sheet position by category
		December 31,
(in millions)	Classification on the Balance Sheets	2025	2024
Assets
Operating lease assets - Fleet(1)	Operating lease right-of-use assets	$2,575	$2,910
Operating lease assets - Ground and other	Operating lease right-of-use assets	3,669	3,734
Finance lease assets	Property and equipment, net	835	825
Total lease assets		$7,079	$7,469

Liabilities
Current
Operating - Fleet(1)	Current maturities of operating leases	$591	$551
Operating - Ground and other	Current maturities of operating leases	218	212
Finance	Current maturities of debt and finance leases	233	374
Noncurrent
Operating - Fleet(1)	Noncurrent operating leases	2,190	2,627
Operating - Ground and other	Noncurrent operating leases	3,163	3,187
Finance	Debt and finance leases	572	473
Total lease liabilities		$6,967	$7,424

Weighted-average remaining lease term
Operating leases		12 years	12 years
Finance leases		3 years	3 years
Weighted-average discount rate
Operating leases		4.21%	4.28%
Finance leases		3.63%	3.53%
(1)Includes mainline and regional aircraft leases, regional aircraft leases embedded within our capacity purchase arrangements, and engine leases. The interest portion of straight-line rent expense related to fleet operating leases was $140 million and $165 million during the years ended December 31, 2025 and 2024, respectively.

Delta Air Lines, Inc. | 2025 Form 10-K	74

Notes to the Consolidated Financial Statements
Lease Costs

The table below presents certain information related to the lease costs for finance and operating leases.

Lease cost by category
	Year Ended December 31,
(in millions)	2025	2024	2023
Finance lease cost
Amortization of leased assets	$66	$88	$109
Interest of lease liabilities	37	54	42
Operating lease cost(1)	976	974	981
Short-term lease cost(1)	268	206	258
Variable lease cost(1)	3,343	2,902	2,230
Total lease cost	$4,690	$4,224	$3,620
(1)Expenses are primarily classified within aircraft rent, landing fees and other rents and regional carrier expense on our income statement.

Other Information

The table below presents supplemental cash flow information related to leases.

Supplemental lease-related cash flow information
	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$981	$1,225	$1,230
Operating cash flows for finance leases	36	56	71
Financing cash flows for finance leases	114	190	264

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

Future lease cash flows and reconciliation to the balance sheet
(in millions)	Operating Leases	Finance Leases
2026	$1,020	$256
2027	967	289
2028	846	61
2029	641	49
2030	508	109
Thereafter	3,784	106
Total minimum lease payments	7,766	870
Less: amount of lease payments representing interest	(1,604)	(65)
Present value of future minimum lease payments	6,162	805
Less: current obligations under leases	(809)	(233)
Long-term lease obligations	$5,353	$572

As of December 31, 2025, we had additional leases that will commence in the future (primarily in 2027) with contractual lease payments of $122 million. These are primarily regional aircraft leases with lease terms of seven years.

Delta Air Lines, Inc. | 2025 Form 10-K	75

Notes to the Consolidated Financial Statements
NOTE 8. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Defined Benefit Pension Plans. We sponsor defined benefit pension plans for eligible employees and retirees. These plans are generally closed to new entrants and frozen for future benefit accruals. Our funding obligations for qualified defined benefit plans are governed by the Employee Retirement Income Security Act and any additional applicable legislation. Under current legislation, any required funding would be amortized over a rolling 15-year period and calculated using a discount rate of no less than 4.75% through 2030. We estimate that there will be approximately $5 million of minimum funding requirements under these plans in 2026.

We also sponsor a market based cash balance plan, a defined benefit pension plan for eligible pilots that is funded by company contributions in excess of IRS limits in the 401(k) plan. We fund this plan with cash contributions as benefits are earned and invest those assets. The participants’ benefit is the sum of the contributions made on their behalf plus any positive return on the invested contributions. In estimating the related benefit obligation and net benefit cost, the expected long-term rate of return on plan assets is used in determining the interest crediting rate.

Defined Contribution Pension Plans. We sponsor several defined contribution plans. These plans generally cover different employee groups and employer contributions vary by plan. The costs associated with our defined contribution pension plans were approximately $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Benefits under our postretirement and postemployment plans are funded from current assets and employee contributions.

Delta Air Lines, Inc. | 2025 Form 10-K	76

Notes to the Consolidated Financial Statements
Benefit Obligations, Fair Value of Plan Assets and Funded Status

	Pension Benefits December 31,(1)		Other Postretirement and Postemployment Benefits December 31,
(in millions)	2025	2024	2025	2024
Benefit obligation at beginning of period	$14,967	$15,911	$3,265	$3,503
Service cost	273	233	132	92
Interest cost	831	820	181	182
Actuarial loss/(gain)	266	(738)	141	(50)
Benefits paid, including lump sums and annuities	(1,315)	(1,259)	(489)	(497)
Participant contributions	—	—	27	30
Special termination benefits	—	—	1	5
Benefit obligation at end of period(2)	$15,022	$14,967	$3,258	$3,265

Fair value of plan assets at beginning of period	$15,905	$15,766	$27	$33
Actual gain on plan assets	2,338	1,142	10	(7)
Employer contributions	352	256	466	468
Benefits paid, including lump sums and annuities	(1,315)	(1,259)	(489)	(497)
Participant contributions	—	—	27	30
Fair value of plan assets at end of period	$17,280	$15,905	$41	$27

Funded status at end of period	$2,258	$938	$(3,217)	$(3,238)
(1)Service cost shown above relates to the market based cash balance plan. There is no service cost associated with traditional frozen defined benefit plans.
(2)At the end of each year presented, our accumulated benefit obligations for our pension plans are equal to the benefit obligations shown above.

During 2025, net actuarial losses increased our benefit obligation primarily due to the decrease in discount rates. During 2024, net actuarial gains decreased our benefit obligation primarily due to the increase in discount rates. These gains and losses are recorded in AOCI and reflected in the table below. Amounts are generally amortized from AOCI over the expected future lifetime of plan participants.

Balance Sheet Position

	Pension Benefits December 31,		Other Postretirement and Postemployment Benefits December 31,
(in millions)	2025	2024	2025	2024
Other noncurrent assets	$2,320	$1,005	$—	$—
Current liabilities	(8)	(9)	(425)	(430)
Noncurrent liabilities	(54)	(58)	(2,792)	(2,808)
Funded status at end of period	$2,258	$938	$(3,217)	$(3,238)

Net actuarial loss	$(4,201)	$(5,407)	$(216)	$(103)
Prior service credit	—	—	(6)	(3)
Total accumulated other comprehensive loss, pre-tax	$(4,201)	$(5,407)	$(222)	$(106)

Certain pension plans have benefit obligations in excess of plan assets. These plans have aggregate projected benefit obligations of $62 million and are unfunded at December 31, 2025.

Delta Air Lines, Inc. | 2025 Form 10-K	77

Notes to the Consolidated Financial Statements
Net Periodic Cost

	Pension Benefits Year Ended December 31,(1)			Other Postretirement and Postemployment Benefits Year Ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$273	$233	$95	$132	$92	$71
Interest cost	831	820	855	181	182	200
Expected return on plan assets	(1,067)	(1,062)	(1,060)	(2)	(2)	(1)
Amortization of prior service credit	—	—	—	(4)	(4)	(5)
Recognized net actuarial loss	202	248	240	20	18	14
Special termination benefits	—	—	—	1	5	—
Net periodic cost	$239	$239	$130	$328	$291	$279
(1)Service cost shown above relates to the market based cash balance plan. There is no service cost associated with traditional frozen defined benefit plans.

Service cost is recorded in salaries and related costs in the income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

Assumptions

We used the following actuarial assumptions to determine our benefit obligations and our net periodic cost for the periods presented:

	December 31,
Benefit Obligations(1)	2025	2024
Weighted average discount rate	5.50%	5.71%

	Year Ended December 31,
Net Periodic Cost(1)	2025	2024	2023
Weighted average discount rate	5.53%	5.33%	5.59%
Weighted average expected long-term rate of return on plan assets	6.96%	6.97%	7.00%
Assumed healthcare cost trend rate for the next year(2)	7.25%	6.50%	6.25%
(1)Future employee compensation levels do not impact our frozen defined benefit pension plans or other postretirement plans and impact only a small portion of our other postemployment obligation.
(2)Healthcare cost trend rate is assumed to decline gradually to 5.00% by 2036 and remain unchanged thereafter.

Expected Long-Term Rate of Return. Our expected long-term rate of return on plan assets is based primarily on plan-specific investment studies using historical market return and volatility data. Modest excess return expectations versus some public market indices are incorporated into the return projections based on the actively managed structure of the investment programs and their records of achieving such returns historically. We also expect to receive a premium for investing in less liquid private markets. We review our rate of return on plan assets assumptions annually. Our annual investment performance for one particular year does not, by itself, significantly influence our evaluation. The investment strategy for our defined benefit pension plan assets is to earn a long-term return that meets or exceeds our annualized return target while taking an acceptable level of risk and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plan. This is achieved by investing in a globally diversified mix of public and private equity, fixed income, real assets, hedge funds and other assets and instruments. Our weighted average expected long-term rate of return on assets for net periodic cost for the year ended December 31, 2025 was 6.96%.

Life Expectancy. Changes in life expectancy may significantly impact our benefit obligations and future net periodic cost. Each year we review information published by the Society of Actuaries and other publicly available information to develop our best estimate of life expectancy for purposes of measuring pension and other postretirement and postemployment benefit obligations.

Delta Air Lines, Inc. | 2025 Form 10-K	78

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

Expected future benefit payments
(in millions)	Pension Benefits	Other Postretirement and Postemployment Benefits
2026	1,390	480
2027	1,400	480
2028	1,390	490
2029	1,380	490
2030	1,380	500
2031-2035	6,530	2,450

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

Benefit plan assets measured at fair value on a recurring basis
	December 31, 2025			December 31, 2024			Valuation Technique
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income and fixed income-related instruments	$78	$1,255	$1,333	$85	$1,080	$1,165	(a)(b)
Cash equivalents	494	290	784	330	138	468	(a)
Equities and equity-related instruments	1,365	7	1,372	978	3	981	(a)
Delta common stock	570	—	570	595	—	595	(a)
Real assets	17	160	177	—	25	25	(a)
Benefit plan assets	$2,524	$1,712	$4,236	$1,988	$1,246	$3,234

Investments measured at net asset value ("NAV")(1)			13,045			12,438
Total benefit plan assets			$17,281			$15,672
(1)Investments that were measured at NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

Delta Air Lines, Inc. | 2025 Form 10-K	79

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

Delta Common Stock. The Delta common stock investment is managed by an independent fiduciary. Valuation is based on the closing price reported on the exchange where the stock is traded.

Real Assets. These investments include commodities such as precious metals and precious metals-related instruments, some of which are valued at the closing price reported on the active market on which the individual instruments are traded, while others are priced based on pricing models, quoted prices of securities with similar characteristics or broker quotes.

The following table summarizes investments measured at fair value based on NAV per share as a practical expedient:

Benefit plan investment assets measured at NAV
	December 31, 2025			December 31, 2024
(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Hedge funds and hedge fund-related strategies	$6,916	(1)	15-180 Days	$6,519	(1)	15-180 Days
Commingled funds, private equity and private equity-related instruments(4)	2,300	(1) (2)	2-45 Days	2,351	(1) (2)	2-45 Days
Fixed income and fixed income-related instruments(4)	1,624	(1) (2)	1-180 Days	1,427	(1) (2)	1-180 Days
Real assets(4)	1,016	(2)	N/A	979	(2)	N/A
Balanced allocation	621	(5)	0-3 Days	349	(5)	0-3 Days
Other	568	(3)	2-10 Days	813	(3)	2-10 Days
Total investments measured at NAV	$13,045			$12,438
(1)Various. Includes funds with monthly or more frequent, quarterly and/or custom redemption frequencies as well as funds with a redemption window following the anniversary of the initial investment.
(2)Includes private funds that are closed-ended structures in which the plans' investments are generally not eligible for redemption.
(3)Includes funds with monthly or more frequent redemptions.
(4)Unfunded commitments were $1.5 billion for commingled funds, private equity and private equity-related instruments, $224 million for fixed income and fixed income-related instruments and $693 million for real assets at December 31, 2025.
(5)Includes funds with daily redemptions. The 0 Days Redemption Notice Period applies to participant-level redemptions. The 3 Days Redemption Notice Period applies to plan-level redemptions.

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

Delta Air Lines, Inc. | 2025 Form 10-K	80

Notes to the Consolidated Financial Statements
Commingled Funds, Private Equity and Private Equity-Related Instruments. These investments include commingled funds invested primarily in equity securities, as well as private equity and private equity-related instruments. Commingled funds are valued based on fair market value of the underlying assets minus the liabilities. Private equity and private equity-related instruments are typically valued quarterly by the fund managers using valuation models where one or more of the significant inputs into the model cannot be observed and which require the development of assumptions.

Fixed Income and Fixed Income-Related Instruments. These investments include private fixed income instruments that are typically valued monthly or quarterly by third-party valuation agents in the majority of cases and, less commonly, by the fund managers. In the latter case, a fund manager may use valuation models where one or more of significant inputs into the model cannot be observed and which require the development of assumptions.

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

Balanced Allocation. The investments include commingled funds invested primarily in equity and fixed income securities. Commingled funds are valued based on the fair market value of the underlying assets minus the liabilities.

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

For the years ended December 31, 2025 and 2024, we recorded profit sharing expense under the program of $1.3 billion and $1.4 billion, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $15.4 billion at December 31, 2025:

Aircraft purchase commitments(1)
(in millions)	Total
2026	$3,650
2027	5,860
2028	4,150
2029	1,290
2030	480
Thereafter	—
Total	$15,430
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Delta Air Lines, Inc. | 2025 Form 10-K	81

Notes to the Consolidated Financial Statements
Our future aircraft purchase commitments included the following aircraft at December 31, 2025:

Aircraft purchase commitments by fleet type
Fleet Type	Purchase Commitments
A220-300	64
A321-200neo	68
A350-900	4
A350-1000	20
B-737-10	100
Total	256

In addition to the aircraft purchase commitments above, on January 12, 2026, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. The B-787-10 aircraft will include GEnx engines manufactured by General Electric. Deliveries of the B-787-10 aircraft will begin in 2031.

On January 27, 2026, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. The A330-900 aircraft will be powered by the Trent 7000 engine and the A350-900 aircraft will utilize the Trent XWB-84 EP engine, both manufactured by Rolls-Royce. Deliveries of the aircraft will begin in 2029.

Contract Carrier Agreements

We have contract carrier agreements with regional carriers expiring through 2035. These agreements are structured as either capacity purchase or revenue proration agreements.

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

The following table shows our minimum obligations at December 31, 2025 under our existing capacity purchase agreements with third-party regional carriers, excluding contract carrier payments accounted for as leases of aircraft, which are described in Note 7, "Leases." The obligations set forth in the table contemplate minimum levels of flying by the regional carriers under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, labor, maintenance, insurance, catering, property tax and landing fees. Accordingly, our actual payments under these agreements could differ materially from the minimum fixed obligations set forth in the table below.

Contract carrier minimum obligations
(in millions)	Amount
2026	$1,760
2027	1,625
2028	1,265
2029	700
2030	290
Thereafter	390
Total	$6,030

Delta Air Lines, Inc. | 2025 Form 10-K	82

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

Credit Card Processing Agreements

Our VISA/MasterCard and American Express credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when we do not maintain a required level of liquidity as outlined in the merchant processing agreements. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be equal to the potential liability of the credit card processor for tickets purchased with VISA/MasterCard or American Express credit cards, as applicable, that had not yet been used for travel. We did not have a Reserve or an amount withheld as of December 31, 2025 or 2024.

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

Delta Air Lines, Inc. | 2025 Form 10-K	83

Notes to the Consolidated Financial Statements
Employees Under Collective Bargaining Agreements

As of December 31, 2025, we had approximately 103,000 full-time equivalent employees, approximately 20% of whom were represented by unions.

Domestic airline employees represented by collective bargaining agreements by group
Employee Group	Approximate Number of Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Delta Pilots	17,260	ALPA	December 31, 2026
Delta Flight Superintendents (Dispatchers)	530	PAFCA	August 1, 2030
Endeavor Pilots	1,770	ALPA	January 1, 2029
Endeavor Flight Attendants	1,910	AFA	March 31, 2027

In addition to the domestic airline employee groups discussed above, approximately 200 refinery employees of Monroe are represented by the United Steel Workers under an agreement that expires on February 28, 2026. This agreement is governed by the National Labor Relations Act, which generally allows either party to engage in self-help upon the expiration of the agreement. Certain of our employees outside the U.S. are represented by unions, work councils or other local representative groups.

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

NOTE 10. INCOME TAXES

Income Tax Provision

Components of income tax provision
	Year Ended December 31,
(in millions)	2025	2024	2023
Current tax provision:
Federal	$(10)	$—	$—
State and local	(17)	(35)	(8)
International	(44)	(11)	(11)
Deferred tax provision:
Federal	(970)	(1,038)	(896)
State and local	(139)	(117)	(84)
Income tax provision	$(1,180)	$(1,201)	$(999)

Delta Air Lines, Inc. | 2025 Form 10-K	84

Notes to the Consolidated Financial Statements
The following table presents the principal reasons for the difference between the effective tax rate and the U.S. federal statutory income tax rate:

Reconciliation of statutory federal income tax rate to the effective income tax rate
	Year Ended December 31,
	2025		2024		2023
(in millions, except for percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$1,299	21.0%	$978	21.0%	$1,178	21.0%
State and local income tax, net of federal income tax effect(1)	123	2.0	115	2.5	112	2.0
Nontaxable or nondeductible items	41	0.7	59	1.3	46	0.8
Changes in valuation allowances	(272)	(4.4)	89	1.9	(274)	(4.9)
Other	(11)	(0.2)	(40)	(0.9)	(63)	(1.1)
Effective income tax rate	$1,180	19.1%	$1,201	25.8%	$999	17.8%
(1)New York City, New York, Georgia and California make up the majority (greater than 50%) of the tax effect in this category in 2024 and 2025. Georgia, New York City, New York and New Jersey make up the majority (greater than 50%) of the tax effect in this category in 2023.

Taxes paid across all jurisdictions were immaterial for all periods presented.

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

We have elected to recognize Global Intangible Low-Taxed Income ("GILTI") in the period it arises and do not recognize deferred taxes for basis differences that may reverse in future years.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Delta Air Lines, Inc. | 2025 Form 10-K	85

Notes to the Consolidated Financial Statements

Significant components of deferred income tax assets and liabilities
	December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$694	$799
Pension, postretirement and other benefits	916	1,205
Investments	593	936
Deferred revenue	2,254	2,158
Lease liabilities	2,660	2,816
Other	488	608
Valuation allowance	(643)	(951)
Total deferred tax assets	$6,962	$7,571

Deferred tax liabilities:
Depreciation	$7,839	$7,040
Operating lease assets	1,264	1,369
Intangible assets	1,188	1,165
Other	114	78
Total deferred tax liabilities	$10,405	$9,652

Balance Sheet Position:
Other noncurrent assets	$1	$95
Deferred income taxes, net	3,444	2,176
Net deferred tax liabilities	$3,443	$2,081

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

At December 31, 2025 our net deferred tax liability balance was $3.4 billion, including a $643 million valuation allowance primarily related to certain net realized and unrealized capital losses and certain state net operating losses.

As of December 31, 2025, we had approximately $2.4 billion of U.S. federal pre-tax net operating loss carryforwards which we are expecting to utilize during 2026. These net operating loss carryforwards were primarily generated in 2020 and do not expire. Therefore, we have not recorded a valuation allowance on our deferred tax assets other than the certain net realized and unrealized capital losses and certain state net operating losses that have short expiration periods.

The following table presents the balance of our valuation allowance on our deferred income tax assets and the associated activity:

Valuation allowance activity
(in millions)	2025	2024
Balance at January 1	$951	$877
Tax provision	(308)	74
Balance at December 31	$643	$951

Delta Air Lines, Inc. | 2025 Form 10-K	86

Notes to the Consolidated Financial Statements
Other

The amount of, and changes to, our uncertain tax positions were not material in any of the years presented. We are currently under audit by the IRS for the 2025 and 2024 tax years.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on our income tax expense or effective income tax rate for the year ended December 31, 2025.

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

Treasury Stock. We generally withhold shares of Delta common stock to cover employees' portion of required tax withholdings when employee equity awards vest. These shares are valued at cost, which equals the market price of the common stock on the date of vesting. The weighted average cost per share held in treasury was $36.71 and $31.06 as of December 31, 2025 and 2024, respectively.

Warrants. During 2020 and 2021, in connection with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act") payroll support program ("PSP") and extensions, we issued warrants to the U.S Department of the Treasury to acquire more than 11.1 million shares of Delta common stock, which were subsequently sold to a third party during 2024. The warrants under PSP1 and PSP2 were exercised and settled in a net share settlement in March 2025. As of December 31, 2025, there were 1.9 million warrants outstanding related to the Payroll Support Program 3 (PSP3) which have an exercise price of $46.48 and expire during 2026. In January 2026, approximately half of the PSP3 warrants were exercised and settled in a net share settlement.

Equity Compensation

Our broad-based equity and cash compensation plan provides for grants of restricted stock, restricted stock units, stock options, performance awards, including cash incentive awards and other equity-based awards (the "Plan"). Shares of common stock issued under the Plan may be made available from authorized, but unissued, common stock or common stock we acquire. If any shares of our common stock are covered by an award that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. The Plan authorizes the issuance of up to 173 million shares of common stock. As of December 31, 2025, there were 19 million shares available for future grants.

We make long-term incentive awards annually to eligible employees under the Plan. Generally, awards vest over time, subject to the employee's continued employment. Equity compensation expense, including awards payable in common stock or cash, is recognized in salaries and related costs over the employee's requisite service period (generally, the vesting period of the award) and totaled $313 million, $236 million and $180 million for the years ended December 31, 2025, 2024 and 2023, respectively. We record expense on a straight-line basis for awards with installment vesting. As of December 31, 2025, unrecognized costs related to unvested shares totaled $112 million. We expect substantially all unvested awards to vest and recognize forfeitures as they occur.

Delta Air Lines, Inc. | 2025 Form 10-K	87

Notes to the Consolidated Financial Statements
Restricted Stock. Restricted stock is common stock that may not be sold or otherwise transferred for a period of time and is subject to forfeiture in certain circumstances. The fair value of restricted stock awards is based on the closing price of the common stock on the grant date. As of December 31, 2025, there were 3.6 million unvested restricted stock awards. Restricted stock activity under the Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

Restricted stock award activity
	2025		2024		2023
	Restricted Stock Awards	Weighted-Average Grant Price	Restricted Stock Awards	Weighted-Average Grant Price	Restricted Stock Awards	Weighted-Average Grant Price
(in millions, except weighted avg grant price)
Outstanding at January 1	4.3	$40.60	4.2	$40.51	3.1	$43.43
Granted	1.6	67.76	2.6	40.75	2.7	39.63
Vested	(2.2)	42.30	(2.3)	40.60	(1.5)	44.79
Forfeited	(0.1)	52.07	(0.2)	40.49	(0.1)	40.94
Outstanding at December 31	3.6	$51.37	4.3	$40.60	4.2	$40.51

Stock Options. Stock options are granted with an exercise price equal to the closing price of Delta common stock on the grant date and generally have a 10-year term. We determine the fair value of stock options at the grant date using an option pricing model. As of December 31, 2025, there were 4.3 million outstanding exercisable stock option awards with a weighted average exercise price of $50.36. Stock option activity under the Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

Stock option activity
	2025		2024		2023
	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
(in millions, except weighted avg grant price)
Outstanding at January 1	4.8	$50.41	6.2	$50.42	6.2	$50.40
Granted	—	—	—	—	—	—
Exercised(1)	(0.5)	51.07	(1.4)	50.35	—	39.78
Forfeited(1)	—	—	—	52.89	—	51.91
Outstanding at December 31	4.3	$50.36	4.8	$50.41	6.2	$50.42
(1)Forfeitures in 2024 and 2023 and exercises in 2023 occurred, but round to zero in the table above.

Performance Awards. Performance awards are dollar-denominated long-term incentive opportunities which are payable in cash to all participants. Potential performance award payments range from 0%-200% of a target level and are contingent upon our achieving certain financial and operational goals over a three-year performance period.

Performance Restricted Stock Units. Performance restricted stock units are long-term incentive opportunities that provide executive officers with the right to receive shares of Delta stock based on our achievement of certain performance conditions at the end of a three-year period. Potential payouts range from 0%-300% of a target level for the grants in 2023 and range from 0%-200% of a target level for the grants in 2024 and 2025. Based on the closing stock price at year end and contingent on achieving the specified performance conditions, the maximum shares that could be issued were 5.4 million, 6.0 million and 3.3 million for the years ended December 31, 2025, 2024 and 2023 respectively.

Delta Air Lines, Inc. | 2025 Form 10-K	88

Notes to the Consolidated Financial Statements
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

Basic and diluted earnings per share
	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net income	$5,005	$3,457	$4,609

Basic weighted average shares outstanding	648	641	639
Dilutive effect of share-based instruments	6	7	4
Diluted weighted average shares outstanding	654	648	643

Basic earnings per share	$7.72	$5.39	$7.21
Diluted earnings per share	$7.66	$5.33	$7.17

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefits Liabilities(2)	Other	Tax Effect	Total
Balance at January 1, 2023	$(6,624)	$41	$782	$(5,801)
Changes in value	(303)	(1)	71	(233)
Reclassifications into earnings(1)	246	—	(57)	189
Balance at December 31, 2023	(6,681)	40	796	(5,845)
Changes in value	859	2	(199)	662
Reclassifications into earnings(1)	265	—	(61)	204
Balance at December 31, 2024	(5,557)	42	536	(4,979)
Changes in value	885	—	(205)	680
Reclassifications into earnings(1)	213	—	(49)	164
Balance at December 31, 2025	$(4,459)	$42	$282	$(4,135)
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

Delta Air Lines, Inc. | 2025 Form 10-K	89

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

The DLC uses operating income to evaluate segment performance. The DLC is involved in determining and reviewing projected operating income as part of the annual plan process. Throughout the year, the DLC considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the airline segment's fleet and network and to optimize the refinery segment's operations. The DLC also considers this information in strategic decisions related to capital allocations, including investments in fleet, ground, information technology and refinery assets, route and network development, and human capital.

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

Our refinery segment operates for the benefit of the airline segment by providing jet fuel to the airline segment from its own production and through jet fuel obtained through agreements with third parties. The refinery's production consists of jet fuel, as well as non-jet fuel products. We exchange or sell the non-jet fuel products produced by the refinery with counterparties for jet fuel consumed in our airline operations. The gross fair value of the products under exchange agreements during the years ended December 31, 2025, 2024 and 2023 was $580 million, $1.5 billion and $2.4 billion, respectively. The volume of exchange transactions has declined in recent years due to changes in the counterparties used to supply jet fuel and our related buy/sell agreements. As of December 31, 2025, we do not plan to use exchange agreements to procure significant volumes of fuel.

A refinery is subject to annual Environmental Protection Agency ("EPA") requirements to blend renewable fuels into the gasoline and on-road diesel fuel it produces. A refinery may meet its obligation by blending the necessary volumes of renewable fuels, by purchasing Renewable Identification Numbers ("RINs") in the open market, or through a combination of blending and purchasing RINs. Because Monroe is able to blend only a small amount of renewable fuels, it must purchase the majority of its RINs requirement in the secondary market. Renewable fuel compliance costs are accrued in accounts payable each period as the RINs obligation is generated. Purchased RINs are carried at the lower of cost and net realizable value and are recorded in prepaid expenses and other. The RINs asset and obligation are retired when used to satisfy EPA requirements.

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

Delta Air Lines, Inc. | 2025 Form 10-K	90

Notes to the Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Year Ended December 31, 2025
Operating revenue	$58,287	$6,961	$(1,884)	(1)	$63,364
Airline salaries and related costs	17,520
Aircraft fuel and related costs	9,819
Refinery cost of goods sold(2)		6,259
Depreciation and amortization	2,443	113
Other segment items(3)	22,840	432
Operating income(4)	5,665	157			5,822
Interest expense, net	679	1	(1)		679
Other non-operating income	1,042				1,042
Income before income taxes	6,028	156	1		6,185
Total assets, end of period	78,826	2,552	(61)		81,317
Capital expenditures	4,431	68			4,499
Year Ended December 31, 2024
Operating revenue	$57,001	$7,767	$(3,125)	(1)	$61,643
Airline salaries and related costs	16,161
Aircraft fuel and related costs	10,566
Refinery cost of goods sold(2)		7,234
Depreciation and amortization	2,513	113
Other segment items(3)	21,804	382
Operating income(4)	5,957	38			5,995
Interest expense, net	747	3	(3)		747
Other non-operating expense	590				590
Income before income taxes	4,620	35	3		4,658
Total assets, end of period	72,979	2,418	(25)		75,372
Capital expenditures	5,075	65			5,140
Year Ended December 31, 2023
Operating revenue	$54,669	$7,572	$(4,193)	(1)	$58,048
Airline salaries and related costs	14,607
Aircraft fuel and related costs	11,069
Refinery cost of goods sold(2)		6,665
Depreciation and amortization	2,341	94
Other segment items(3)	21,516	428
Operating income(4)	5,136	385			5,521
Interest expense, net	834	17	(17)		834
Other non-operating income	921				921
Income before income taxes	5,223	368	17		5,608
Total assets, end of period	71,529	2,174	(59)		73,644
Capital expenditures	5,088	235			5,323
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
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | 2025 Form 10-K	91

Notes to the Consolidated Financial Statements

Operating revenue intersegment sales/other
	Year Ended December 31,
(in millions)	2025	2024	2023
Sales to airline segment(1)	$(1,150)	$(1,421)	$(1,535)
Exchanged products(2)	(580)	(1,473)	(2,354)
Sales of refined products	(154)	(231)	(304)
Total operating revenue intersegment sales/other	$(1,884)	$(3,125)	$(4,193)
(1)Represents transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Represents value of products delivered under our exchange agreements, as discussed above, determined on a market price basis.

Delta Air Lines, Inc. | 2025 Form 10-K	92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2025 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended December 31, 2025, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2025. Ernst & Young LLP's report on our internal control over financial reporting is set forth below.

Delta Air Lines, Inc. | 2025 Form 10-K	93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Delta Air Lines, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Delta Air Lines, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Air Lines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 10, 2026

Delta Air Lines, Inc. | 2025 Form 10-K	94

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth under the headings "Governance - Board Matters," "Proposal 1 - Election of Directors" in our Proxy Statement to be filed with the Commission related to our 2026 Annual Meeting of Stockholders ("Proxy Statement"), and is incorporated by reference. Certain information regarding Delta's executive officers is contained in Part I of this Form 10-K under the heading "Information About Our Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the number of shares of common stock that may be issued under Delta's equity compensation plans as of December 31, 2025.

Equity compensation plan information
Plan Category	(a) No. of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by securities holders	9,761,589	$22.39	18,525,476
Equity compensation plans not approved by securities holders	—	—	—
Total	9,761,589	$22.39	18,525,476
(1)Includes a maximum of 5,421,161 shares of common stock that may be issued upon the achievement of certain performance conditions under outstanding performance restricted share awards as of December 31, 2025.
(2)Includes performance restricted share awards, which do not have exercise prices. The weighted average exercise price of outstanding options at December 31, 2025 was $50.36.
(3)Reflects shares remaining available for issuance under Delta's Performance Compensation Plan. If any shares of our common stock are covered by an award under the Plan that expires, is canceled, forfeited or otherwise terminates without delivery of shares (including shares surrendered or withheld for payment of taxes related to an award), then such shares will again be available for issuance under the Plan except for (1) any shares tendered in payment of an option, (2) shares withheld to satisfy any tax withholding obligation with respect to the exercise of an option or stock appreciation right ("SAR") or (3) shares covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award. Because 3,553,263 shares of restricted stock remained unvested and subject to forfeiture as of December 31, 2025, these shares could again be available for issuance.

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

Delta Air Lines, Inc. | 2025 Form 10-K	95

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules. Financial statement schedules are not included herein as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and accompanying notes included in this Form 10-K.

(3) Exhibit List.

The exhibits required by this item are listed below. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10.10 through 10.18.

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

Delta Air Lines, Inc. | 2025 Form 10-K	96

10.2(b)
Warrant Agreement, dated as of January 15, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.8(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.2(c)	Form of Warrant to Purchase Common Stock (Filed as Exhibit 10.8(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.3(a)
Payroll Support Program 3 Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.3(b)
Warrant Agreement, dated as of April 23, 2021, between Delta Air Lines, Inc. and the United States Department of the Treasury (including Form of Warrant to Purchase Common Stock) (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.4(a)
Term Loan Credit and Guaranty Agreement, dated as of September 23, 2020, among Delta Air Lines, Inc., SkyMiles IP Ltd., the guarantors party thereto, Barclays Bank PLC, as administrative agent, U.S. Bank National Association, as collateral administrator, and the lenders party thereto (Filed as Exhibit 10.1 to Delta's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2020).*

10.4(b)
First Amendment to Term Loan Credit and Guaranty Agreement dated as of December 4, 2022 among SkyMiles IP Ltd., Delta Air Lines, Inc. and Barclays Bank PLC, as administrative agent (Filed as Exhibit 10.6(b) to Delta's Annual Report on form 10-K for the year ended December 31, 2022).*

10.4(c)
Second Amendment to Term Loan Credit and Guaranty Agreement, dated as of September 30, 2025, among SkyMiles IP Ltd., Delta Air Lines, Inc. and Barclays Bank PLC, as lender and as administrative agent (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).*

10.5(a)
Anchor Tenant Agreement dated as of December 9, 2010 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.4 to Delta's Annual Report on Form 10-K for the year ended December 31, 2010).*

10.5(b)
Sixth Supplement to Anchor Tenant Agreement dated as of April 8, 2022 between JFK International Air Terminal LLC and Delta Air Lines, Inc. (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).*

10.6
Amended and Restated Agreement of Lease by and between The Port Authority of New York and New Jersey and Delta Air Lines, Inc., dated as of September 13, 2017 (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).*

10.7(a)
Airbus A330-900neo Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S and Delta Air Lines, Inc. (Filed as Exhibit 10.8(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*/**

10.7(b)
Amendment No. 3, dated May 10, 2017, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 3") (Filed as Exhibit 10.8(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*/**

10.7(c)	Letter Agreements, dated May 10, 2017, relating to Amendment No. 3 (Filed as Exhibit 10.8(c) to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*/**

10.7(d)
Amendment No. 8, dated as of October 30, 2018, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 8") (Filed as Exhibit 10.8(d) to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*/**

10.7(e)	Letter Agreements, dated as of October 30, 2018, relating to Amendment No. 8 (Filed as Exhibit 10.8(e) to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*/**

Delta Air Lines, Inc. | 2025 Form 10-K	97

10.7(f)
Amendment No 11, dated as of July 30, 2020 to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.1(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.7(g)
Amended and Restated Letter Agreement No. 1, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.7(h)
Amended and Restated Letter Agreement No. 4, dated as of July 30, 2020, relating to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement dated as of November 24, 2014 (Filed as Exhibit 10.1(c) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.7(i)
Amendment No. 18 dated as of January 11, 2024, to Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 18") (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*/**

10.7(j)	Letter Agreements, dated as of January 11, 2024, relating to Amendment No. 18 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*/**

10.8(a)
Airbus A321neo Aircraft Purchase Agreement dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.9(a) to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*/**

10.8(b)
Amendment No. 2, dated as of July 30, 2020 to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(c)
Amended and Restated Letter Agreement No. 3, dated as of July 30, 2020, relating to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017 between Airbus S.A.S. and Delta Air Lines, Inc. (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*/**

10.8(d)
Amendment No. 3, dated April 22, 2021, to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 3") (Filed as Exhibit 10.3(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*/**

10.8(e)	Amended and Restated Letter Agreements related to Amendment No. 3, dated April 22, 2021 (Filed as Exhibit 10.3(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*/**

10.8(f)
Amendment No. 4, dated August 20, 2021, to Airbus A321neo Aircraft Purchase Agreement, dated as of December 15, 2017, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 4") (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*/**

10.8(g)
Amended and Restated Letter Agreements No. 3 related to Amendment No. 4, dated August 20, 2021 (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).*/**

10.9(a)
Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).*/**

10.9(b)
Supplemental Agreement No. 3, dated September 18, 2024, to Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft ("Supplemental Agreement No. 3") (Filed as Exhibit 10.2(a) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).*/**

10.9(c)	Letter Agreements, dated September 18, 2024, relating to Supplemental Agreement No. 3 (Filed as Exhibit 10.2(b) to Delta's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).*/**

10.9(d)
Supplemental Agreement No. 4, dated December 29, 2025, to Purchase Agreement Number PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft ("Supplemental Agreement No. 4").**

Delta Air Lines, Inc. | 2025 Form 10-K	98

10.9(e)	Letter Agreements, dated December 29, 2025, relating to Supplemental Agreement No. 4.**

10.10
Delta Air Lines, Inc. Performance Compensation Plan (as amended and restated effective June 19, 2025) (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).*

10.11(a)
Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.3 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).*

10.11(b)
Amendment to Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016 (Filed as Exhibit 10.15(b) to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.11(c)	Second Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan, as amended and restated as of June 1, 2016.

10.12	Description of Certain Benefits of Members of the Board of Directors and Executive Officers (Filed as Exhibit 10.2 to Delta's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).*

10.13	Delta Air Lines, Inc. Management Incentive Plan (As Amended and Restated December 1, 2023) (Filed as Exhibit 10.14 to Delta's Annual Report on Form 10-K for the year ended December 31, 2023).*

10.14	Model Award Agreement for the Delta Air Lines, Inc. 2023 Long-Term Incentive Program (Filed as Exhibit 10.16 to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*

10.15	Model Award Agreement for the Delta Air Lines, Inc. 2024 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.16	Model Award Agreement for the Delta Air Lines, Inc. 2025 Long-Term Incentive Program (Filed as Exhibit 10.1 to Delta's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*

10.17	Delta Air Lines, Inc. Restoration Long Term Disability Plan (Filed as Exhibit 10.24 to Delta's Annual Report on Form 10-K for the year ended December 31, 2011).*

10.18	Terms of 2025 Restricted Stock Awards for Non-Employee Directors (Filed as Exhibit 10.1 to Delta’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).*

19.1	Delta Air Lines, Inc. Insider Trading Policy (Filed as Exhibit 19.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2024).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

97	Delta Air Lines, Inc. Executive Officer Clawback Policy (Filed as Exhibit 97 to Delta's Annual Report on Form 10-K for the year ended December 31, 2023).*

Delta Air Lines, Inc. | 2025 Form 10-K	99

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101)

*	Incorporated by reference.

**	Portions of this exhibit have been omitted as confidential information.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Delta Air Lines, Inc. | 2025 Form 10-K	100

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February, 2026.

DELTA AIR LINES, INC.

By:	/s/ Edward H. Bastian
Edward H. Bastian
Chief Executive Officer

Delta Air Lines, Inc. | 2025 Form 10-K	101

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of February, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward H. Bastian	Chief Executive Officer and Director (Principal Executive Officer)
Edward H. Bastian

/s/ Daniel C. Janki	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Daniel C. Janki

/s/ William C. Carroll	Senior Vice President - Controller (Principal Accounting Officer)
William C. Carroll

/s/ Christophe Beck	Director
Christophe Beck

/s/ Maria Black	Director
Maria Black

/s/ Willie CW Chiang	Director
Willie CW Chiang

/s/ Greg Creed	Director
Greg Creed

/s/ David G. DeWalt	Director
David G. DeWalt

/s/ Leslie D. Hale	Director
Leslie D. Hale

/s/ Christopher A. Hazleton	Director
Christopher A. Hazleton

/s/ Michael P. Huerta	Director
Michael P. Huerta

/s/ Judith J. McKenna	Director
Judith J. McKenna

/s/ Vasant M. Prabhu	Director
Vasant M. Prabhu

/s/ Sergio A.L. Rial	Director
Sergio A.L. Rial

/s/ David S. Taylor	Chairman of the Board
David S. Taylor

/s/ Kathy N. Waller	Director
Kathy N. Waller

Delta Air Lines, Inc. | 2025 Form 10-K	102