Form 10-Q
period 2026-03-31
DELTA AIR LINES, INC.
filed 2026-04-08
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-5424
DELTA AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-0218548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Delta Boulevard
Atlanta, Georgia	30354-1989
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (404) 715-2191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DAL	New York Stock Exchange
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2026
Common Stock, $0.0001 par value - 656,994,112 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward Looking Statements
Unless otherwise indicated or the context otherwise requires, the terms "Delta," "we," "us" and "our" refer to Delta Air Lines, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q (or otherwise made by us or on our behalf) that are not historical facts, including statements about our estimates, expectations, beliefs, intentions, projections, goals, aspirations, commitments or strategies for the future, may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Known material risk factors applicable to Delta are described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("Form 10-K"), other than risks that could apply to any issuer or offering. All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report except as required by law.

Delta Air Lines, Inc. | March 2026 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of March 31, 2026, the related condensed consolidated statements of operations and comprehensive (loss)/income, condensed consolidated statements of cash flows, and consolidated statements of stockholders' equity for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (not presented herein); and in our report dated February 10, 2026, we expressed an unqualified audit opinion on those Consolidated Financial Statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
April 8, 2026

Delta Air Lines, Inc. | March 2026 Form 10-Q	2

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$5,053	$4,310
Accounts receivable, net of allowance for uncollectible accounts of $13 and $13	4,090	2,850
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $132 and $124	1,767	1,601
Prepaid expenses and other	2,753	2,207
Total current assets	13,663	10,968

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $25,439 and $24,719	40,582	39,743
Operating lease right-of-use assets	6,300	6,244
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $930 and $928	5,964	5,966
Equity investments	3,696	4,222
Other noncurrent assets	4,473	4,421
Total noncurrent assets	70,768	70,349
Total assets	$84,431	$81,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$3,088	$1,605
Current maturities of operating leases	837	809
Air traffic liability	10,742	7,157
Accounts payable	5,969	5,226
Accrued salaries and related benefits	3,634	4,906
Loyalty program deferred revenue	5,010	4,876
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,319	1,945
Total current liabilities	32,699	27,624

Noncurrent Liabilities:
Debt and finance leases	11,076	12,507
Noncurrent operating leases	5,298	5,353
Pension, postretirement and related benefits	3,115	3,156
Loyalty program deferred revenue	4,448	4,386
Deferred income taxes, net	3,496	3,444
Other noncurrent liabilities	3,923	3,994
Total noncurrent liabilities	31,356	32,840

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 665,722,376 and 659,669,346 shares issued	—	—
Additional paid-in capital	11,944	11,883
Retained earnings	12,931	13,343
Accumulated other comprehensive loss	(4,106)	(4,135)
Treasury stock, at cost, 8,728,264 and 6,498,109 shares	(393)	(238)
Total stockholders' equity	20,376	20,853
Total liabilities and stockholders' equity	$84,431	$81,317
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2026 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Operating Revenue:
Passenger	$12,302	$11,480
Cargo	226	208
Other	3,326	2,352
Total operating revenue	15,854	14,040

Operating Expense:
Salaries and related costs	4,541	4,083
Aircraft fuel and related taxes	2,742	2,410
Refinery expense	1,654	1,062
Contracted services	1,190	1,121
Landing fees and other rents	913	851
Aircraft maintenance materials and outside repairs	709	646
Regional carrier expense	649	613
Depreciation and amortization	635	607
Passenger commissions and other selling expenses	590	552
Passenger service	428	430
MRO expense	328	140
Profit sharing	165	124
Aircraft rent	143	137
Other	666	695
Total operating expense	15,353	13,471

Operating Income	501	569

Non-Operating Expense:
Interest expense, net	(151)	(179)
Gain/(loss) on investments, net	(550)	(40)
Loss on extinguishment of debt	(4)	—
Miscellaneous, net	(10)	(30)
Total non-operating expense, net	(715)	(249)

(Loss)/Income Before Income Taxes	(214)	320

Income Tax Provision	(75)	(80)

Net (Loss)/Income	$(289)	$240

Basic (Loss)/Earnings Per Share	$(0.44)	$0.37
Diluted (Loss)/Earnings Per Share	$(0.44)	$0.37

Comprehensive (Loss)/Income	$(260)	$281

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2026 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net Cash Provided by Operating Activities	$2,432	$2,378

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(1,000)	(987)
Ground property and equipment, including technology	(200)	(237)
Acquisition of strategic investments and related	(54)	—
Other, net	(9)	—
Net cash used in investing activities	(1,263)	(1,224)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	1,250	—
Payments on debt and finance lease obligations	(1,564)	(531)
Cash dividends	(129)	(99)
Other, net	8	(4)
Net cash used in financing activities	(435)	(634)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	734	520
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,501	3,421
Cash, cash equivalents and restricted cash equivalents at end of period	$5,235	$3,941

Non-Cash Transactions:
Operating leases converted to finance leases	$359	$149
Right-of-use assets acquired or modified under operating leases	179	75
Flight and ground equipment acquired or modified under finance leases	1	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	March 31,
(in millions)	2026	2025
Current assets:
Cash and cash equivalents	$5,053	$3,711
Restricted cash included in prepaid expenses and other	144	89
Noncurrent assets:
Restricted cash included in other noncurrent assets	38	141
Total cash, cash equivalents and restricted cash equivalents	$5,235	$3,941

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2026 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2025	660	$—	$11,883	$13,343	$(4,135)	6	$(238)	$20,853
Net loss	—	—	—	(289)	—	—	—	(289)
Dividends declared ($0.1875 per share)	—	—	—	(123)	—	—	—	(123)
Other comprehensive income	—	—	—	—	29	—	—	29
Common stock issued for employee equity awards(1)	5	—	37	—	—	2	(155)	(118)
Stock options exercised	1	—	24	—	—	—	—	24
Warrants exercised	1	—	—	—	—	—	—	—
Balance at March 31, 2026	666	$—	$11,944	$12,931	$(4,106)	9	$(393)	$20,376
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $69.41 in the March 2026 quarter. Share counts in the table above may not calculate exactly due to rounding.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | March 2026 Form 10-Q	6

Notes to the Condensed Consolidated Financial Statements
DELTA AIR LINES, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Delta Air Lines, Inc. and our consolidated subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Form 10-K for the year ended December 31, 2025.

Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2026 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended March 31,
(in millions)	2026	2025
Ticket	$10,767	$10,068
Loyalty travel awards	1,029	940
Travel-related services	506	472
Passenger revenue	$12,302	$11,480

Ticket

We recognized approximately $4.3 billion and $4.1 billion in passenger revenue during the three months ended March 31, 2026 and 2025, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the three months ended March 31, 2026 and 2025, total cash sales from marketing agreements related to our loyalty program were $2.1 billion and $1.9 billion, respectively, which are allocated to travel and other performance obligations.

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

Delta Air Lines, Inc. | March 2026 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies, which are primarily through marketing agreements.

Loyalty program activity
(in millions)	2026	2025
Balance at January 1	$9,262	$8,826
Miles earned	1,282	1,152
Miles redeemed for air travel	(1,029)	(940)
Miles redeemed for non-air travel and other	(57)	(60)
Balance at March 31	$9,458	$8,978

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Other Revenue

	Three Months Ended March 31,
(in millions)	2026	2025
Refinery	$1,654	$1,062
Loyalty and related	1,221	1,082
MRO	380	151
Miscellaneous	71	57
Other revenue	$3,326	$2,352

Refinery. This represents refinery sales to third parties. See Note 9, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty and Related. This primarily relates to revenues from brand usage by third parties embedded in miles sold, which is included within the total cash sales from marketing agreements, discussed above. Loyalty and related also includes the redemption of miles for non-travel awards, our vacation package operations, lounge access (including access provided to certain American Express cardholders) and travel products (e.g., car rentals or hotels booked with our commercial partners).

MRO. This represents revenue from our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business.

Miscellaneous. This is primarily composed of revenues related to codeshare agreements and international joint venture partnership contractual settlements.

Delta Air Lines, Inc. | March 2026 Form 10-Q	8

Notes to the Condensed Consolidated Financial Statements
Revenue by Geographic Region

Operating revenue for the airline segment is recognized in a specific geographic region based on the origin, flight path and destination of each flight segment. A portion of the refinery segment's revenues consists of fuel sales to the airline, which is eliminated in the Condensed Consolidated Financial Statements. The remaining operating revenue for the refinery segment is included in the domestic region. Our passenger and operating revenue by geographic region is summarized in the following tables:

Passenger revenue by geographic region
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic	$8,717	$8,101
Atlantic	1,517	1,372
Latin America	1,328	1,334
Pacific	740	673
Total	$12,302	$11,480

Operating revenue by geographic region
	Three Months Ended March 31,
(in millions)	2026	2025
Domestic	$11,502	$10,055
Atlantic	1,867	1,646
Latin America	1,560	1,523
Pacific	925	816
Total	$15,854	$14,040

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	March 31, 2026	Level 1	Level 2	Level 3
Cash equivalents	$3,468	$3,468	$—	$—
Restricted cash equivalents	181	181	—	—
Long-term investments and related	3,162	2,871	264	27
Fuel hedge contracts	(48)	—	(48)	—

(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$2,868	$2,868	$—	$—
Restricted cash equivalents	191	191	—	—
Long-term investments and related	3,644	3,366	217	61
Fuel hedge contracts	1	—	1	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit. Restricted cash equivalents primarily relate to certain self-insurance obligations, debt related reserves and airport commitments. Restricted cash equivalents are recorded in prepaid expenses and other and other noncurrent assets on our Consolidated Balance Sheet ("balance sheet"). The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Delta Air Lines, Inc. | March 2026 Form 10-Q	9

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized a loss of $468 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income ("income statement") for the three months ended March 31, 2026, compared to a loss of $20 million for the three months ended March 31, 2025. The loss recognized during the first three months of 2026 was composed of $49 million of mark-to-market losses and $419 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Air France-KLM	Fair Value	3%	3%	$73	$100
China Eastern	Fair Value	2%	2%	207	319
Grupo Aeroméxico	Equity Method	19%	19%	395	377
Hanjin KAL	Fair Value(1)	15%	15%	707	861
LATAM	Fair Value	11%	11%	1,494	1,644
Republic Airways	Fair Value	14%	14%	121	124
Unifi Aviation	Equity Method	20%	20%	48	51
WestJet	Fair Value	13%	13%	248	248
Wheels Up	Fair Value(2)	36%	36%	136	173
Other investments	Various			267	325
Equity investments				$3,696	$4,222
(1)At March 31, 2026, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%.

Delta Air Lines, Inc. | March 2026 Form 10-Q	10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at March 31, 2026			March 31, 2026	December 31, 2025
Unsecured Notes	2028	to	2030	3.75%	to	5.25%	$2,884	$2,884
Unsecured Payroll Support Program Loans(1)	2031			1.00%			891	1,848
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2026	to	2028	4.75%			3,137	3,422
SkyMiles Term Loan(2)(3)	2026	to	2028	5.17%			587	588
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,448	3,522
2026 Term Loan(2)	2026			4.80%			1,250	—
Financing arrangements secured by aircraft:
Certificates(2)	2026	to	2028	2.00%	to	8.00%	886	894
Notes(2)(3)	2026	to	2033	5.92%	to	5.94%	75	78
Other financings	2030			5.00%			66	66
Corporate Revolving Credit Facility(3)	2026	to	2028	Undrawn			—	—
Other revolving credit facilities(3)	2026			Undrawn			—	—
Total secured and unsecured debt							$13,224	$13,302
Unamortized (discount)/premium and debt issue cost, net and other							11	6
Total debt							$13,235	$13,308
Less: current maturities							(2,627)	(1,372)
Total long-term debt							$10,608	$11,936
(1)Interest rates on the Payroll Support Program ("PSP") Loans are 1.00% for the first five years and the applicable SOFR plus 2.00% in the final five years. The applicable interest rate will begin to adjust for the outstanding loan in April 2026.
(2)Due in installments during the years shown above.
(3)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.

2026 Term Loan

In January 2026, we entered into a $1.25 billion term loan issued by a group of lenders due December 2026. The proceeds of the term loan were used to repay $957 million of Payroll Support Program loans due 2031 (included in Unsecured Payroll Support Program Loans in the table above) and for general corporate purposes.

Availability Under Revolving Credit Facilities

As of March 31, 2026, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	March 31, 2026	December 31, 2025
Net carrying amount	$13,235	$13,308
Fair value	$13,200	$13,400

Delta Air Lines, Inc. | March 2026 Form 10-Q	11

Notes to the Condensed Consolidated Financial Statements
Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at March 31, 2026.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Employee benefit plans net periodic (benefit)/cost
	Pension Benefits(1)		Other Postretirement and Postemployment Benefits
(in millions)	2026	2025	2026	2025
Three Months Ended March 31,
Service cost	$6	$4	$36	$33
Interest cost	202	208	43	45
Expected return on plan assets	(289)	(267)	(1)	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	35	50	8	5
Net periodic (benefit)/cost	$(46)	$(5)	$85	$82
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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $28.5 billion at March 31, 2026.

Aircraft purchase commitments(1)
(in millions)	Total
Nine months ending December 31, 2026	$3,130
2027	6,150
2028	4,430
2029	4,440
2030	2,190
Thereafter	8,140
Total	$28,480
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Delta Air Lines, Inc. | March 2026 Form 10-Q	12

Notes to the Condensed Consolidated Financial Statements
Our future aircraft purchase commitments included the following aircraft at March 31, 2026:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	62
A321-200neo	96
A330-900neo	16
A350-900	19
A350-1000	20
B-737-10	100
B-787-10	30
Total	343

Aircraft Orders

In January 2026, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. Deliveries of the B-787-10 aircraft are scheduled to begin in 2031.

In January 2026, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. Deliveries of the aircraft are scheduled to begin in 2029.

In February 2026, we exercised options for 34 Airbus A321neo aircraft. Deliveries from this order are scheduled to begin in 2029. In addition to this order, we maintain options to purchase 36 Airbus A321neo aircraft.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2026	$(4,459)	$42	$282	$(4,135)
Changes in value	—	(3)	—	(3)
Reclassifications into earnings(1)	42	—	(10)	32
Balance at March 31, 2026	$(4,417)	$39	$272	$(4,106)

Balance at January 1, 2025	$(5,557)	$42	$536	$(4,979)
Changes in value	—	1	—	1
Reclassifications into earnings(1)	52	—	(12)	40
Balance at March 31, 2025	$(5,505)	$43	$524	$(4,938)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | March 2026 Form 10-Q	13

Notes to the Condensed Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel and operates for the benefit of the airline segment by providing jet fuel to the airline. Monroe sells or exchanges its non-jet fuel production to third parties, which enables us to procure additional jet fuel for consumption in our airline operations.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended March 31, 2026
Operating revenue	$14,200	$2,038	$(384)	(1)	$15,854
Airline salaries and related costs	4,541
Aircraft fuel and related costs	2,742
Refinery cost of goods sold(2)		1,923
Depreciation and amortization	635	28
Other segment items(3)	5,742	126
Operating income/(loss)(4)	540	(39)			501
Interest expense/(income), net	151	(1)	1		151
Other non-operating expense	564				564
Loss before income taxes	(175)	(38)	(1)		(214)
Total assets, end of period	81,617	2,859	(45)		84,431
Capital expenditures	1,183	17			1,200

Three Months Ended March 31, 2025
Operating revenue	$12,978	$1,698	$(636)	(1)	$14,040
Airline salaries and related costs	4,083
Aircraft fuel and related costs	2,410
Refinery cost of goods sold(2)		1,562
Depreciation and amortization	607	28
Other segment items(3)	5,308	109
Operating income/(loss)(4)	570	(1)			569
Interest expense, net	179	1	(1)		179
Other non-operating expense	70				70
Income/(loss) before income taxes	321	(2)	1		320
Total assets, end of period	75,043	2,359	(60)		77,342
Capital expenditures	1,187	37			1,224
(1)Represents sales to the airline segment and products delivered under our exchange agreements as discussed above. During the three months ended March 31, 2026 and 2025, sales to the airline segment were $384 million and $260 million, respectively. Sales to the airline segment represent transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Refinery cost of goods sold are included within aircraft fuel and related taxes and refinery expense in our income statement.
(3)The nature of other segment items for the airline segment are shown on our income statement, and for the refinery segment include salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | March 2026 Form 10-Q	14

Notes to the Condensed Consolidated Financial Statements
NOTE 10. (LOSS)/EARNINGS PER SHARE

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

During the March 2026 quarter, the remaining 1.9 million warrants related to the Payroll Support Program were exercised and settled in a net share settlement. No warrants are outstanding as of March 31, 2026.

The following table shows the computation of basic and diluted (loss)/earnings per share:

Basic and diluted (loss)/earnings per share
	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net (loss)/income	$(289)	$240

Basic weighted average shares outstanding	652	644
Dilutive effect of share-based instruments	—	8
Diluted weighted average shares outstanding	652	652

Basic (loss)/earnings per share	$(0.44)	$0.37
Diluted (loss)/earnings per share	$(0.44)	$0.37

Delta Air Lines, Inc. | March 2026 Form 10-Q	15

Item 2. MD&A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes included in our 2025 Form 10-K.

March 2026 Quarter Financial Highlights

Our operating income for the March 2026 quarter was $501 million, a decrease of $68 million compared to the March 2025 quarter.

Revenue. Compared to the March 2025 quarter, our total revenue increased $1.8 billion. Passenger revenue increased $822 million compared to the March 2025 quarter on an increase in revenue for premium products, particularly from corporate customers, and higher loyalty revenue. In addition, the increase in total revenue was driven by higher refinery sales to third parties and growth in our MRO business. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the March 2026 quarter by $1.2 billion, or 9.4%, compared to the March 2025 quarter.

Operating Expense. Total operating expense in the March 2026 quarter increased $1.9 billion, or 14%, compared to the March 2025 quarter, primarily due to higher expenses related to refinery sales to third parties, salaries and related costs and aircraft fuel costs. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the March 2026 quarter increased $1.2 billion, or 9%, compared to the March 2025 quarter.

Our total operating cost per available seat mile ("CASM") increased 13% compared to the March 2025 quarter, while non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 6%.

Non-Operating Results. Total non-operating expense was $715 million in the March 2026 quarter, compared to $249 million in the March 2025 quarter, primarily due to larger mark-to-market losses on certain of our equity investments in the March 2026 quarter compared to the March 2025 quarter.

Cash Flow. Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of March 31, 2026 was $8.1 billion.

During the March 2026 quarter, operating activities generated $2.4 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Remuneration from American Express was $2.2 billion in the March 2026 quarter.

Cash flows used in investing activities during the quarter totaled $1.3 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $1.2 billion in the March 2026 quarter. Additionally, we had cash outflows of $1.6 billion related to repayments of our debt and finance leases and proceeds from debt issuance of $1.3 billion.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | March 2026 Form 10-Q	16

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended March 31, 2026 and 2025

Total Operating Revenue

	Three Months Ended March 31,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2026		2025
Ticket - Main cabin	$5,404		$5,361		$43		1%
Ticket - Premium products	5,363		4,707		656		14%
Loyalty travel awards	1,029		940		89		9%
Travel-related services	506		472		34		7%
Total passenger revenue	$12,302		$11,480		$822		7%
Cargo	226		208		18		9%
Other	3,326		2,352		974		41%
Total operating revenue	$15,854		$14,040		$1,814		13%

TRASM (cents)	22.92	¢	20.53	¢	2.39	¢	12%
Third-party refinery sales	(2.39)		(1.55)		(0.84)		54%
TRASM, adjusted(2)	20.53	¢	18.97	¢	1.56	¢	8%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the March 2025 quarter, total revenue increased $1.8 billion, due to an increase from premium products, particularly from corporate customers, loyalty travel awards, refinery sales to third parties and growth in our MRO business.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended March 31, 2025
(in millions)	Three Months Ended March 31, 2026	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$8,717	8%	2%	1%	6%	6%	—	pts
Atlantic	1,517	11%	4%	3%	6%	7%	1	pt
Latin America	1,328	—%	(4)%	(3)%	4%	3%	(1)	pt
Pacific	740	10%	5%	3%	4%	6%	1	pt
Total	$12,302	7%	1%	1%	6%	6%	—	pts

Domestic

Domestic passenger revenue increased 8% in the March 2026 quarter compared to the March 2025 quarter on a 1% increase in capacity. Domestic revenue increased due to strong demand for our premium products, particularly from corporate customers.

International

International passenger revenue for the March 2026 quarter increased 5% compared to the March 2025 quarter. The increase in the Atlantic region is primarily driven by demand for premium products. Revenue in the Latin America region remained consistent with the prior period due to demand strength to the Caribbean and South America, which was offset by lower Mexican leisure demand due to civil unrest in several of our destinations. Pacific region revenue growth reflects continued growth in South Korea alongside our joint venture partner Korean Air and strong results on increased China capacity.

Delta Air Lines, Inc. | March 2026 Form 10-Q	17

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Refinery	$1,654	$1,062	$592	56%
Loyalty and related	1,221	1,082	139	13%
MRO	380	151	229	152%
Miscellaneous	71	57	14	25%
Other revenue	$3,326	$2,352	$974	41%

Refinery. Refinery sales to third parties increased $592 million compared to the March 2025 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty and Related. This primarily relates to revenues from brand usage by third parties embedded in miles sold. Loyalty and related also includes the redemption of miles for non-travel awards, our vacation package operations, lounge access (including access provided to certain American Express cardholders) and travel products (e.g., car rentals or hotels booked with our commercial partners). Most of the increase compared to the prior period is driven by higher customer spend on American Express cards.

MRO. This represents revenue from our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business. The increase compared to the prior period resulted from larger engine work scopes and from timing in the current period. We expect continued growth throughout 2026, but at a more normalized rate than we experienced in the March 2026 quarter.

Miscellaneous. This is primarily composed of revenues related to codeshare agreements and international joint venture partnership contractual settlements.

Delta Air Lines, Inc. | March 2026 Form 10-Q	18

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Salaries and related costs	$4,541	$4,083	$458	11%
Aircraft fuel and related taxes	2,742	2,410	332	14%
Refinery expense	1,654	1,062	592	56%
Contracted services	1,190	1,121	69	6%
Landing fees and other rents	913	851	62	7%
Aircraft maintenance materials and outside repairs	709	646	63	10%
Regional carrier expense	649	613	36	6%
Depreciation and amortization	635	607	28	5%
Passenger commissions and other selling expenses	590	552	38	7%
Passenger service	428	430	(2)	—%
MRO expense	328	140	188	134%
Profit sharing	165	124	41	33%
Aircraft rent	143	137	6	4%
Other	666	695	(29)	(4)%
Total operating expense	$15,353	$13,471	$1,882	14%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of base pay increases for eligible employees of 4% effective June 1, 2025 and 4% for Delta pilots on January 1, 2026, as well as higher flight crew costs driven by severe weather-related operational disruptions.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $332 million compared to the March 2025 quarter primarily due to a 10% increase in our jet fuel purchase price, mainly due to increases during the month of March, and an increase in consumption consistent with the 1% increase in capacity. We expect that fuel consumption for the remainder of 2026 will remain aligned with capacity changes compared to 2025. We expect this elevated jet fuel cost to continue until recent market disruptions and geopolitical events are resolved.

Refinery Expense. This includes expenses associated with refinery sales to third parties. See "Refinery Segment" below for additional details on the refinery's operations.

MRO Expense. This represents expenses from our Delta TechOps third-party MRO business. The increase compared to the prior period resulted from larger engine work scopes and from timing in the current period. We expect continued growth throughout 2026, but at a more normalized rate than we experienced in the March 2026 quarter.

Non-Operating Results

	Three Months Ended March 31,		Favorable (Unfavorable)
(in millions)	2026	2025
Interest expense, net	$(151)	$(179)	$28
Gain/(loss) on investments, net	(550)	(40)	(510)
Loss on extinguishment of debt	(4)	—	(4)
Miscellaneous, net	(10)	(30)	20
Total non-operating expense, net	$(715)	$(249)	$(466)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2025, we reduced our debt and finance lease obligations by approximately $2.0 billion. We have continued to pay down our debt during the March 2026 quarter with $1.6 billion of payments on debt and finance lease obligations, of which $1.2 billion was early repayments enabled by refinancings with lower interest rates.

Delta Air Lines, Inc. | March 2026 Form 10-Q	19

Item 2. MD&A - Non-Operating Results
Loss on investments, net. Changes in the valuation of investments accounted for at fair value are recorded in gain/(loss) on investments, net and are driven by changes in stock prices, foreign currency fluctuations and other valuation techniques for investments in certain companies, particularly those without publicly-traded shares. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on our equity investments measured at fair value on a recurring basis.

Loss on extinguishment of debt. Loss on extinguishment of debt reflects the losses incurred in the early repayment of certain loans and notes.

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic benefit/(cost), charitable contributions, our share of our equity method investments' results, dividends received from our equity investees and foreign exchange gains/(losses).

Income Taxes

In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, the valuation allowance on mark-to-market adjustments on our equity investments, and tax laws enacted during the period, which will impact the effective tax rate for that period. Excluding mark-to-market adjustments on equity investments recognized in the March 2026 quarter, we project our annual effective tax rate for 2026 will be 23% to 25%.

Refinery Segment

The refinery operated by Monroe primarily produces gasoline, diesel and jet fuel and operates for the benefit of the airline segment by providing jet fuel to the airline. Monroe sells or exchanges its non-jet fuel production to third parties, which enables us to procure additional jet fuel for consumption in our airline operations. The refinery typically produces approximately 200,000 barrels of refined products per day, which represents approximately 75% of our daily consumption, and it regularly optimizes the mix of its sales and exchange activities based on market conditions. Certain contracts to exchange non-jet fuel products ended during the second half of 2025, which contributed to the increase in third party refinery sales compared to the March 2025 quarter. Third party refinery sales also increased due to higher market prices for refined products.

The refinery generated an operating loss of $39 million in the March 2026 quarter compared to a loss of $1 million in the March 2025 quarter. The loss in the March 2026 quarter primarily results from the recognition of settlement losses on fuel hedge contracts related to inventory that is expected to be sold in the future, which was partially offset by higher industry refining margins.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended March 31,		Increase (Decrease)
(in millions)	2026	2025
Third party refinery sales	$1,654	$1,062	$592
Sales to airline segment and other	384	636	(252)
Operating revenue	$2,038	$1,698	$340

Operating loss	$(39)	$(1)	$(38)

Delta Air Lines, Inc. | March 2026 Form 10-Q	20

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended March 31,				% Increase (Decrease)
Consolidated(1)	2026		2025
Revenue passenger miles (in millions) ("RPM")	56,470		55,678		1%
Available seat miles (in millions) ("ASM")	69,163		68,401		1%
Passenger mile yield	21.78	¢	20.62	¢	6%
Passenger revenue per available seat mile ("PRASM")	17.79	¢	16.78	¢	6%
Total revenue per available seat mile ("TRASM")	22.92	¢	20.53	¢	12%
TRASM, adjusted(2)	20.53	¢	18.97	¢	8.2%
Cost per available seat mile ("CASM")	22.20	¢	19.69	¢	13%
CASM-Ex(2)	15.13	¢	14.23	¢	6%
Passenger load factor	81.6%		81.4%		—	pts
Fuel gallons consumed (in millions)	988		976		1%
Average price per fuel gallon(3)	$2.78		$2.47		12%
Average price per fuel gallon, adjusted(2)(3)	$2.62		$2.45		7%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | March 2026 Form 10-Q	21

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at March 31, 2026 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	6.3
A220-300	38	—	—	38	2.8	62
A319-100	57	—	—	57	24.1
A320-200	46	—	—	46	29.3
A321-200	77	8	42	127	7.3
A321-200neo	93	—	—	93	2.1	96	36
A330-200	11	—	—	11	21.0
A330-300	28	—	3	31	17.2
A330-900neo	32	2	5	39	3.3	16	15
A350-900	31	—	9	40	5.5	19	5
A350-1000	—	—	—	—	—	20	10
B-717-200	80	—	—	80	24.5
B-737-800	73	4	—	77	24.5
B-737-900ER	122	11	30	163	10.2
B-737-10	—	—	—	—	—	100	30
B-757-200	76	—	—	76	27.6
B-757-300	16	—	—	16	23.1
B-767-300ER	37	—	—	37	29.2
B-767-400ER	21	—	—	21	25.2
B-787-10	—	—	—	—	—	30	30
Total	883	25	89	997	15.0	343	126
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at March 31, 2026.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	19	126	—	—	145
SkyWest Airlines, Inc.	2	34	—	87	123
Republic Airways Inc.	—	—	11	46	57
Total	21	160	11	133	325
(1)We own 202 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | March 2026 Form 10-Q	22

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of March 31, 2026, we had $8.1 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of March 31, 2026, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $2.4 billion in both the three months ended March 31, 2026 and 2025. We expect to continue generating positive cash flows from operations during the remainder of 2026.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Remuneration to American Express was $2.2 billion in the three months ended March 31, 2026, an increase of 10% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Fuel. Fuel expense represented approximately 18% of our total operating expense for both the three months ended March 31, 2026 and 2025. The market price for jet fuel is dynamic, which can impact the comparability of our periodic cash flows from operations. Fuel consumption was higher during the three months ended March 31, 2026 compared to the prior year period due to the increase in capacity. We expect that fuel consumption for the remainder of 2026 will remain aligned with capacity changes compared to 2025.

Profit Sharing. We paid $1.3 billion in profit sharing payments in February 2026 related to our 2025 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Our broad-based employee profit sharing program provides that we will pay 10% of that profit to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the three months ended March 31, 2026, we accrued $165 million in profit sharing expense based on the year-to-date performance and current expectations for 2026 profit.

Income Taxes. During 2025, we utilized substantially all of our remaining pre-2018 net operating loss carryforwards and, due to the limitations on post-2017 net operating losses, began making cash federal income tax payments. We expect income tax cash payments to increase in 2026 based on our projected financial results. As of December 31, 2025, we had approximately $2.4 billion of U.S. federal pre-tax net operating loss carryforwards which we expect to utilize during 2026. These net operating loss carryforwards were primarily generated in 2020 and do not expire.

Delta Air Lines, Inc. | March 2026 Form 10-Q	23

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Capital Expenditures. Our capital expenditures were $1.2 billion for both the three months ended March 31, 2026 and 2025. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our expected 2026 capital spend of approximately $5.5 billion will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

In January 2026, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. Deliveries of the B-787-10 aircraft are scheduled to begin in 2031.

In January 2026, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. Deliveries of the aircraft are scheduled to begin in 2029.

In February 2026, we exercised options for 34 Airbus A321neo aircraft. Deliveries from this order are scheduled to begin in 2029. In addition to this order, we maintain options to purchase 36 Airbus A321neo aircraft.

Financing Activities

Debt and Finance Leases. In the three months ended March 31, 2026, we had cash outflows of $1.6 billion related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

In January 2026, we entered into a $1.25 billion term loan issued by a group of lenders due December 2026. The proceeds of the term loan were used to repay $957 million of Payroll Support Program loans due 2031 and for general corporate purposes.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on our debt agreements.

Capital Return to Shareholders. In the March 2026 quarter, the Board of Directors approved a quarterly dividend of $0.1875 per share which we paid on March 19, 2026 for total cash dividends of $129 million.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares have been repurchased under this program through March 31, 2026.

Covenants. We were in compliance with the covenants in our debt agreements at March 31, 2026.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | March 2026 Form 10-Q	24

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

•MTM adjustments and settlements on hedges. Mark-to-market ("MTM") adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period, and therefore we remove this impact to allow investors to better understand and analyze our core performance. Settlements represent cash received or paid on hedge contracts closed (i.e., settled) during the applicable period. With respect to hedges related to Monroe's inventory, settlements often occur before the related refinery inventory is sold. Beginning with the quarter ended March 31, 2026, settlement gains and losses related to Monroe's inventory that remains on-hand at period end are excluded from our adjusted results. These settlement gains and losses will be reflected in adjusted results during the period the inventory is sold. This change was made to match the timing of expense and revenue recognition and we have similarly adjusted the presentation of reconciliations for prior periods included here.

•Aircraft fuel and related taxes. The volatility in fuel prices impacts the comparability of year-over-year financial performance. The adjustment for aircraft fuel and related taxes allows investors to better understand and analyze our non-fuel costs and year-over-year financial performance.

•MRO expense. We adjust for MRO expenses because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

•Profit sharing. We adjust for profit sharing because this adjustment allows investors to better understand and analyze our recurring cost performance and provides a more meaningful comparison of our core operating costs to the airline industry.

Total revenue, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2026	2025
Total revenue	$15,854	$14,040
Adjusted for:
Third-party refinery sales	(1,654)	(1,062)
Total revenue, adjusted	$14,200	$12,978

Delta Air Lines, Inc. | March 2026 Form 10-Q	25

Item 2. MD&A - Supplemental Information

Operating expense, adjusted reconciliation
	Three Months Ended March 31,
(in millions)	2026	2025
Operating expense	$15,353	$13,471
Adjusted for:
Third-party refinery sales	(1,654)	(1,062)
MTM adjustments and settlements on hedges	(151)	(15)
Operating expense, adjusted	$13,549	$12,394

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions, except per gallon data)	2026	2025	2026	2025
Total fuel expense	$2,742	$2,410	$2.78	$2.47
Adjusted for:
MTM adjustments and settlements on hedges	(151)	(15)	(0.15)	(0.02)
Total fuel expense, adjusted	$2,591	$2,395	$2.62	$2.45

TRASM, adjusted reconciliation
	Three Months Ended March 31,
	2026		2025
TRASM (cents)	22.92	¢	20.53	¢
Adjusted for:
Third-party refinery sales	(2.39)		(1.55)
TRASM, adjusted	20.53	¢	18.97	¢

CASM-Ex reconciliation
	Three Months Ended March 31,
	2026		2025
CASM (cents)	22.20	¢	19.69	¢
Adjusted for:
Aircraft fuel and related taxes	(3.96)		(3.52)
Third-party refinery sales	(2.39)		(1.55)
MRO expense	(0.47)		(0.20)
Profit sharing	(0.24)		(0.18)
CASM-Ex	15.13	¢	14.23	¢

Delta Air Lines, Inc. | March 2026 Form 10-Q	26

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

Free cash flow reconciliation
(in millions)	Three Months Ended March 31, 2026
Net cash provided by operating activities	$2,432
Net cash used in investing activities	(1,263)
Adjusted for:
Pension plan contributions	1
Net cash flows related to certain airport construction projects and other	4
Strategic investments and related	54
Free cash flow	$1,227

Delta Air Lines, Inc. | March 2026 Form 10-Q	27

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of March 31, 2026 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2026, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the March 2026 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares have been repurchased under this program through March 31, 2026.

Shares purchased / withheld from employee awards during the March 2026 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
January 2026	648,362	$65.97	648,362	$1,000
February 2026	1,573,416	$70.85	1,573,416	$1,000
March 2026	8,377	$65.73	8,377	$1,000
Total	2,230,155		2,230,155

Delta Air Lines, Inc. | March 2026 Form 10-Q	28

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)		Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)		Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2		Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1		Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1		Model Award Agreement for the Delta Air Lines, Inc. 2026 Long-Term Incentive Program.

10.2 (a)
Amendment No. 22 dated as of January 27, 2026, to the Airbus A330-900 Aircraft and A350-900 Aircraft Purchase Agreement, dated as of November 24, 2014, between Airbus S.A.S. and Delta Air Lines, Inc. ("Amendment No. 22").**

10.2 (b)		Letter Agreements, dated as of January 27, 2026, relating to Amendment No. 22**

10.3 (a)		Purchase Agreement Number PA-05602, dated January 12, 2026, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 787-10 Aircraft ("Purchase Agreement Number PA-05602").**

10.3 (b)		Letter Agreements, dated January 12, 2026, relating to Purchase Agreement Number PA-05602.**

15		Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1		Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

31.2		Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

	*	Incorporated by reference.

	**	Portions of this exhibit have been omitted as confidential information.

Delta Air Lines, Inc. | March 2026 Form 10-Q	29

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ Julia A. McConnell
Julia A. McConnell
Senior Vice President - Controller and Chief Accounting Officer
(Principal Accounting Officer)
April 8, 2026

Delta Air Lines, Inc. | March 2026 Form 10-Q	30