Form 10-Q
period 2026-06-30
DELTA AIR LINES, INC.
filed 2026-07-10
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2026
Common Stock, $0.0001 par value - 657,623,030 shares outstanding
This document is also available through our website at http://ir.delta.com/.

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

Delta Air Lines, Inc. | June 2026 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of June 30, 2026, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and six-month periods ended June 30, 2026 and 2025, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
July 10, 2026

Delta Air Lines, Inc. | June 2026 Form 10-Q	2

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,665	$4,310
Accounts receivable, net of allowance for uncollectible accounts of $13 and $13	4,307	2,850
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $137 and $124	2,558	1,601
Prepaid expenses and other	2,706	2,207
Total current assets	14,236	10,968

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $25,898 and $24,719	41,544	39,743
Operating lease right-of-use assets	6,162	6,244
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $932 and $928	5,962	5,966
Equity investments	4,041	4,222
Other noncurrent assets	4,623	4,421
Total noncurrent assets	72,085	70,349
Total assets	$86,321	$81,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$3,442	$1,605
Current maturities of operating leases	869	809
Air traffic liability	10,020	7,157
Accounts payable	6,738	5,226
Accrued salaries and related benefits	3,935	4,906
Loyalty program deferred revenue	5,243	4,876
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,257	1,945
Total current liabilities	33,604	27,624

Noncurrent Liabilities:
Debt and finance leases	10,510	12,507
Noncurrent operating leases	5,163	5,353
Pension, postretirement and related benefits	3,066	3,156
Loyalty program deferred revenue	4,327	4,386
Deferred income taxes, net	3,916	3,444
Other noncurrent liabilities	3,920	3,994
Total noncurrent liabilities	30,902	32,840

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 666,381,636 and 659,669,346 shares issued	—	—
Additional paid-in capital	12,016	11,883
Retained earnings	14,269	13,343
Accumulated other comprehensive loss	(4,074)	(4,135)
Treasury stock, at cost, 8,758,606 and 6,498,109 shares	(396)	(238)
Total stockholders' equity	21,815	20,853
Total liabilities and stockholders' equity	$86,321	$81,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Operating Revenue:
Passenger	$15,607	$13,867	$27,909	$25,347
Cargo	294	212	521	421
Other	3,856	2,569	7,181	4,920
Total operating revenue	19,757	16,648	35,611	30,688

Operating Expense:
Salaries and related costs	4,762	4,402	9,302	8,485
Aircraft fuel and related taxes	4,109	2,458	6,851	4,869
Refinery expense	2,091	1,141	3,745	2,203
Contracted services	1,263	1,155	2,452	2,276
Landing fees and other rents	978	878	1,891	1,729
Aircraft maintenance materials and outside repairs	689	591	1,397	1,237
Regional carrier expense	673	651	1,322	1,264
Passenger commissions and other selling expenses	726	673	1,316	1,224
Depreciation and amortization	656	602	1,291	1,209
Passenger service	489	482	918	912
MRO expense	273	229	601	369
Profit sharing	328	470	493	594
Aircraft rent	168	137	311	274
Other	688	677	1,356	1,372
Total operating expense	17,893	14,546	33,246	28,017

Operating Income	1,864	2,102	2,365	2,671

Non-Operating Income/(Expense):
Interest expense, net	(144)	(172)	(296)	(350)
Gain/(loss) on investments, net	349	735	(202)	696
Loss on extinguishment of debt	(1)	(20)	(5)	(20)
Miscellaneous, net	(59)	(71)	(68)	(102)
Total non-operating income/(expense), net	145	472	(571)	224

Income Before Income Taxes	2,009	2,574	1,794	2,895

Income Tax Provision	(405)	(444)	(479)	(525)

Net Income	$1,604	$2,130	$1,315	$2,370

Basic Earnings Per Share	$2.45	$3.28	$2.01	$3.66
Diluted Earnings Per Share	$2.44	$3.27	$2.00	$3.63

Comprehensive Income	$1,635	$2,169	$1,376	$2,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Net Cash Provided by Operating Activities	$4,027	$4,235

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(2,244)	(1,983)
Ground property and equipment, including technology	(414)	(450)
Acquisition of strategic investments and related	(105)	—
Other, net	(12)	10
Net cash used in investing activities	(2,775)	(2,423)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	1,250	—
Proceeds from long-term obligations	103	1,998
Payments on debt and finance lease obligations	(2,100)	(3,472)
Cash dividends	(252)	(196)
Other, net	19	(34)
Net cash used in financing activities	(980)	(1,704)

Net Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	272	108
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,501	3,421
Cash, cash equivalents and restricted cash equivalents at end of period	$4,773	$3,529

Non-Cash Transactions:
Operating leases converted to finance leases	$562	$312
Right-of-use assets acquired or modified under operating leases	279	53
Flight and ground equipment acquired or modified under finance leases	18	—
Debt agreements modified	482	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	June 30,
(in millions)	2026	2025
Current assets:
Cash and cash equivalents	$4,665	$3,331
Restricted cash included in prepaid expenses and other	86	96
Noncurrent assets:
Restricted cash included in other noncurrent assets	22	102
Total cash, cash equivalents and restricted cash equivalents	$4,773	$3,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2025	660	$—	$11,883	$13,343	$(4,135)	6	$(238)	$20,853
Net loss	—	—	—	(289)	—	—	—	(289)
Dividends declared ($0.1875 per share)	—	—	—	(123)	—	—	—	(123)
Other comprehensive income	—	—	—	—	29	—	—	29
Common stock issued for employee equity awards(1)	5	—	37	—	—	2	(155)	(118)
Stock options exercised	1	—	24	—	—	—	—	24
Warrants exercised	1	—	—	—	—	—	—	—
Balance at March 31, 2026	666	$—	$11,944	$12,931	$(4,106)	9	$(393)	$20,376
Net income	—	—	—	1,604	—	—	—	1,604
Dividends declared ($0.1875 and $0.2150 per share)	—	—	—	(266)	—	—	—	(266)
Other comprehensive income	—	—	—	—	32	—	—	32
Common stock issued for employee equity awards(1)	—	—	41	—	—	—	(3)	38
Stock options exercised	1	—	31	—	—	—	—	31
Balance at June 30, 2026	666	$—	$12,016	$14,269	$(4,074)	9	$(396)	$21,815
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $69.41 and $74.88 in the March 2026 quarter and June 2026 quarter, respectively. Share counts in the table above may not calculate exactly due to rounding.

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	6

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2026 are not necessarily indicative of operating results for the entire year.

We reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Recent Accounting Standards

Standards Effective in Future Years

Environmental Credits. In May 2026, the Financial Accounting Standards Board issued Accounting Standards Update No. 2026-02 "Environmental Credits and Environmental Credit Obligations (Topic 818)." This standard provides specific guidelines for the recognition, measurement, presentation and disclosure of tradable environmental assets and regulatory compliance liabilities. This standard becomes effective January 1, 2028 and we are assessing the potential impact on our Consolidated Financial Statements.

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Ticket	$13,771	$12,246	$24,538	$22,314
Loyalty travel awards	1,247	1,092	2,277	2,033
Travel-related services	589	529	1,094	1,000
Passenger revenue	$15,607	$13,867	$27,909	$25,347

Ticket

We recognized approximately $5.8 billion and $5.7 billion in passenger revenue during the six months ended June 30, 2026 and 2025, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Delta Air Lines, Inc. | June 2026 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us under their respective marketing agreements. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the six months ended June 30, 2026 and 2025, total cash sales from marketing agreements related to our loyalty program were $4.5 billion and $4.0 billion, respectively, which are allocated to travel and other performance obligations.

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

The table below presents the activity of the current and noncurrent loyalty program deferred revenue and includes miles earned through travel and miles sold to participating companies within marketing agreements with those companies.

Loyalty program activity
(in millions)	2026	2025
Balance at January 1	$9,262	$8,826
Miles earned	2,701	2,387
Miles redeemed for air travel	(2,277)	(2,033)
Miles redeemed for non-air travel and other	(116)	(109)
Balance at June 30	$9,570	$9,071

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Other Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Refinery	$2,091	$1,141	$3,745	$2,203
Loyalty and related	1,344	1,127	2,565	2,209
MRO	315	239	695	390
Miscellaneous	106	62	176	118
Other revenue	$3,856	$2,569	$7,181	$4,920

Refinery. This represents refinery sales to third parties. See Note 9, "Segments," for more information on revenue recognition within our refinery segment.

Loyalty and Related. This primarily relates to revenue from brand usage by third parties embedded in miles sold, which is included within the total cash sales from marketing agreements, discussed above. Loyalty and related also includes the redemption of miles for non-travel awards and revenue from our vacation package operations, lounge access (including access provided to certain American Express cardholders) and travel products (e.g., commissions from car rentals or hotels booked with our commercial partners).

MRO. This represents revenue from our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business.

Miscellaneous. This is primarily composed of revenues related to codeshare agreements and international commercial joint venture contractual settlements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	8

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

Passenger revenue by geographic region
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic	$10,673	$9,318	$19,392	$17,418
Atlantic	3,112	2,872	4,629	4,245
Latin America	990	954	2,317	2,288
Pacific	832	723	1,571	1,396
Total	$15,607	$13,867	$27,909	$25,347

Operating revenue by geographic region
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Domestic	$13,957	$11,417	$25,459	$21,472
Atlantic	3,620	3,283	5,487	4,929
Latin America	1,146	1,093	2,706	2,615
Pacific	1,034	855	1,959	1,672
Total	$19,757	$16,648	$35,611	$30,688

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	June 30, 2026	Level 1	Level 2	Level 3
Cash equivalents	$3,010	$3,010	$—	$—
Restricted cash equivalents	108	108	—	—
Long-term investments and related	3,572	3,238	306	28
Fuel hedge contracts	29	—	29	—

(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$2,868	$2,868	$—	$—
Restricted cash equivalents	191	191	—	—
Long-term investments and related	3,644	3,366	217	61
Fuel hedge contracts	1	—	1	—

Cash Equivalents and Restricted Cash Equivalents. Cash equivalents generally consist of money market funds. Restricted cash equivalents generally consist of money market funds, time deposits, commercial paper and negotiable certificates of deposit. Restricted cash equivalents primarily relate to certain self-insurance obligations, debt related reserves and airport commitments. Restricted cash equivalents are recorded in prepaid expenses and other noncurrent assets on our Consolidated Balance Sheet ("balance sheet"). The fair value of these cash equivalents is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Delta Air Lines, Inc. | June 2026 Form 10-Q	9

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized a gain of $166 million and a loss of $303 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive Income ("income statement") for the three and six months ended June 30, 2026, compared to gains of $53 million and $33 million for the three and six months ended June 30, 2025, respectively. The loss recognized during the first six months of 2026 was composed of $28 million of mark-to-market gains and $331 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Air France-KLM	Fair Value	3%	3%	$115	$100
China Eastern	Fair Value	2%	2%	188	319
Grupo Aeroméxico	Equity Method	19%	19%	384	377
Hanjin KAL	Fair Value(1)	15%	15%	757	861
LATAM	Fair Value	11%	11%	1,764	1,644
Republic Airways	Fair Value	14%	14%	142	124
Unifi Aviation	Equity Method	20%	20%	48	51
WestJet	Fair Value	13%	13%	248	248
Wheels Up	Fair Value(2)	36%	36%	118	173
Other investments	Various			277	325
Equity investments				$4,041	$4,222
(1)At June 30, 2026, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%. We account for our financial interests in Wheels Up under the fair value option.

Wheels Up. During the six months ended June 30, 2026, Wheels Up drew under the terms of the revolving working capital credit facility that was entered into in 2023, and $36 million was outstanding as of June 30, 2026. This facility is required to be repaid by September 20, 2028.

In May 2026, Wheels Up entered into a new $100 million term loan credit agreement, of which we contributed $57 million with other shareholders making up the remainder. The scheduled maturity date of the term loan is May 29, 2029. The term loan also has capacity to be increased by up to an additional $100 million. We also agreed to extend the contractual transfer restrictions on our investment in Wheels Up until May 2027 and thereafter will remain subject to certain, more limited transfer restrictions.

Both loans are reflected as an investing outflow in our cash flows statement and loan receivable on our balance sheet.

Following these transactions, we continue to conclude that Wheels Up is a variable interest entity ("VIE") and that we are not the primary beneficiary. Based on this assessment, Wheels Up is not consolidated in our financial statements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at June 30, 2026			June 30, 2026	December 31, 2025
Unsecured Notes	2028	to	2030	3.75%	to	5.25%	$2,884	$2,884
Unsecured Payroll Support Program Loans(1)	2031			5.62%			891	1,848
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2026	to	2028	4.75%			2,852	3,422
SkyMiles Term Loan(1)(2)	2026	to	2028	4.93%			585	588
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,448	3,522
2026 Term Loan	2026			4.76%			1,250	—
Financing arrangements secured by aircraft:
Certificates(2)	2026	to	2028	2.00%	to	8.00%	845	894
Notes(1)(2)	2026	to	2033	5.91%	to	5.93%	72	78
Other financings	2030			5.00%			66	66
2026 Corporate Revolving Credit Facility(2)	2029	to	2031	Undrawn			—	—
Other revolving credit facilities(2)	2026	to	2027	Undrawn			—	—
Total secured and unsecured debt							$12,893	$13,302
Unamortized (discount)/premium and debt issue cost, net and other							12	6
Total debt							$12,905	$13,308
Less: current maturities							(2,804)	(1,372)
Total long-term debt							$10,101	$11,936
(1)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.
(2)Due in installments during the years shown above.

2026 Term Loan

In January 2026, we entered into a $1.25 billion term loan issued by a group of lenders due December 2026. The proceeds of the term loan were used to repay $957 million of Payroll Support Program loans due 2031 (included in Unsecured Payroll Support Program Loans in the table above) and for general corporate purposes.

SkyMiles Credit Facility

In April 2026, we and our indirect wholly-owned subsidiary SkyMiles IP Ltd. entered into an amendment to the SkyMiles term loan credit and guaranty agreement (the "SkyMiles Credit Facility") with Barclays Bank PLC as lender and administrative agent. This amendment refinanced the existing term loans with the proceeds of replacement term loans bearing interest at a variable rate equal to an adjusted term SOFR, plus a margin of 1.25% per annum, and added a prepayment premium of 1.00% payable in connection with a Repricing Event (as defined in the amended SkyMiles Credit Facility) occurring within six months following April 23, 2026.

2026 Corporate Revolving Credit Facility

In June 2026, we entered into a new $2.650 billion revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto to refinance and replace the existing Corporate Revolving Credit Facility (the "2026 Corporate Revolving Credit Facility"). The 2026 Corporate Revolving Credit Facility effectively extends the maturity of the $1.325 billion three-year tranche to 2029 and the $1.325 billion five-year tranche to 2031. Borrowings under the three-year and five-year tranches bear interest at a variable rate equal to an adjusted term SOFR, or another index rate, in each case plus a specified margin.

Delta Air Lines, Inc. | June 2026 Form 10-Q	11

Notes to the Condensed Consolidated Financial Statements
Availability Under Revolving Credit Facilities

As of June 30, 2026, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	June 30, 2026	December 31, 2025
Net carrying amount	$12,905	$13,308
Fair value	$13,000	$13,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at June 30, 2026.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Employee benefit plans net periodic (benefit)/cost
	Pension Benefits(1)		Other Postretirement and Postemployment Benefits
(in millions)	2026	2025	2026	2025
Three Months Ended June 30,
Service cost	$51	$26	$36	$33
Interest cost	203	208	43	45
Expected return on plan assets	(289)	(267)	(1)	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	35	50	8	5
Net periodic (benefit)/cost	$—	$17	$85	$82

Six Months Ended June 30,
Service cost	$57	$29	$73	$66
Interest cost	405	416	85	90
Expected return on plan assets	(578)	(534)	(1)	(1)
Amortization of prior service credit	—	—	(2)	(2)
Recognized net actuarial loss	70	101	15	10
Net periodic (benefit)/cost	$(46)	$12	$170	$163
(1)Service cost relates to the market based cash balance plan. Our traditional benefit plans are frozen and there is no service cost.

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

Delta Air Lines, Inc. | June 2026 Form 10-Q	12

Notes to the Condensed Consolidated Financial Statements
We also sponsor defined benefit pension plans for eligible employees in certain foreign countries which have immaterial obligations. These plans are not included in the net periodic cost table above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $27.6 billion at June 30, 2026.

Aircraft purchase commitments(1)
(in millions)	Total
Six months ending December 31, 2026	$1,810
2027	5,180
2028	5,550
2029	4,650
2030	2,270
Thereafter	8,140
Total	$27,600
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Our future aircraft purchase commitments included the following aircraft at June 30, 2026:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	58
A321-200neo	90
A330-900neo	16
A350-900	18
A350-1000	20
B-737-10	100
B-787-10	30
Total	332

Aircraft Orders

In the March 2026 quarter, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. Deliveries of the B-787-10 aircraft are scheduled to begin in 2031.

In the March 2026 quarter, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. Deliveries of the aircraft are scheduled to begin in 2029.

In the March 2026 quarter, we exercised options for 34 Airbus A321neo aircraft. Deliveries from this order are scheduled to begin in 2029. In addition to this order, we maintain options to purchase 36 Airbus A321neo aircraft.

Delta Air Lines, Inc. | June 2026 Form 10-Q	13

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2026	$(4,459)	$42	$282	$(4,135)
Changes in value	—	(3)	—	(3)
Reclassifications into earnings(1)	83	—	(19)	64
Balance at June 30, 2026	$(4,376)	$39	$263	$(4,074)

Balance at January 1, 2025	$(5,557)	$42	$536	$(4,979)
Changes in value	—	(1)	—	(1)
Reclassifications into earnings(1)	105	—	(24)	81
Balance at June 30, 2025	$(5,452)	$41	$512	$(4,899)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | June 2026 Form 10-Q	14

Notes to the Condensed Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

The refinery operated by Monroe typically produces approximately 200,000 barrels of refined products (primarily, gasoline, diesel and jet fuel) per day and operates for the benefit of the airline segment by providing jet fuel to the airline. Non-jet fuel production is sold to or exchanged with third parties, which enables us to procure additional jet fuel for consumption in our airline operations. The exchange agreements for non-jet fuel products ended during the second half of 2025.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended June 30, 2026
Operating revenue	$17,666	$2,611	$(520)	(1)	$19,757
Airline salaries and related costs	4,762
Aircraft fuel and related costs	4,109
Refinery cost of goods sold(2)		2,099
Depreciation and amortization	656	29
Other segment items(3)	6,626	132
Operating income(4)	1,513	351			1,864
Interest expense/(income), net	144	(4)	4		144
Other non-operating income	(289)				(289)
Income before income taxes	1,658	355	(4)		2,009
Total assets, end of period	82,878	3,634	(191)		86,321
Capital expenditures	1,442	16			1,458

Three Months Ended June 30, 2025
Operating revenue	$15,507	$1,720	$(579)	(1)	$16,648
Airline salaries and related costs	4,402
Aircraft fuel and related costs	2,458
Refinery cost of goods sold(2)		1,598
Depreciation and amortization	602	28
Other segment items(3)	5,933	104
Operating income/(loss)(4)	2,112	(10)			2,102
Interest expense, net	172	1	(1)		172
Other non-operating income	(644)				(644)
Income/(loss) before income taxes	2,584	(11)	1		2,574
Total assets, end of period	75,989	2,420	(14)		78,395
Capital expenditures	1,200	9			1,209
(1)Represents sales to the airline segment and products delivered under our exchange agreements as discussed above. During the three months ended June 30, 2026 and 2025, sales to the airline segment were $520 million and $332 million, respectively. Sales to the airline segment represent transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Refinery cost of goods sold is included within aircraft fuel and related taxes and refinery expense in our income statement.
(3)The nature of other segment items for the airline segment is shown on our income statement, and the refinery segment includes salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | June 2026 Form 10-Q	15

Notes to the Condensed Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Six Months Ended June 30, 2026
Operating revenue	$31,866	$4,649	$(904)	(1)	$35,611
Airline salaries and related costs	9,302
Aircraft fuel and related costs	6,851
Refinery cost of goods sold(2)		4,022
Depreciation and amortization	1,291	57
Other segment items(3)	12,368	259
Operating income(4)	2,054	311			2,365
Interest expense/(income), net	296	(5)	5		296
Other non-operating expense	275				275
Income before income taxes	1,483	316	(5)		1,794
Capital expenditures	2,624	34			2,658

Six Months Ended June 30, 2025
Operating revenue	$28,485	$3,418	$(1,215)	(1)	$30,688
Airline salaries and related costs	8,485
Aircraft fuel and related costs	4,869
Refinery cost of goods sold(2)		3,160
Depreciation and amortization	1,209	56
Other segment items(3)	11,241	212
Operating income/(loss)(4)	2,681	(10)			2,671
Interest expense, net	350	3	(3)		350
Other non-operating income	(574)				(574)
Income/(loss) before income taxes	2,905	(13)	3		2,895
Capital expenditures	2,387	46			2,433
(1)Represents sales to the airline segment and products delivered under our exchange agreements as discussed above. During the six months ended June 30, 2026 and 2025, sales to the airline segment were $904 million and $592 million, respectively. Sales to the airline segment represent transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Refinery cost of goods sold is included within aircraft fuel and related taxes and refinery expense in our income statement.
(3)The nature of other segment items for the airline segment is shown on our income statement, and the refinery segment includes salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | June 2026 Form 10-Q	16

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

During the March 2026 quarter, the remaining 1.9 million warrants related to the Payroll Support Program were exercised and settled in a net share settlement. No warrants are outstanding as of June 30, 2026.

The following table shows the computation of basic and diluted earnings per share:

Basic and diluted earnings per share
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$1,604	$2,130	$1,315	$2,370

Basic weighted average shares outstanding	654	649	653	647
Dilutive effect of share-based instruments	4	3	4	5
Diluted weighted average shares outstanding	658	652	657	652

Basic earnings per share	$2.45	$3.28	$2.01	$3.66
Diluted earnings per share	$2.44	$3.27	$2.00	$3.63

Delta Air Lines, Inc. | June 2026 Form 10-Q	17

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

June 2026 Quarter Financial Highlights

Our operating income for the June 2026 quarter was $1.9 billion, a decrease of $238 million compared to the June 2025 quarter.

Revenue. Compared to the June 2025 quarter, our total revenue increased $3.1 billion. Passenger revenue increased $1.7 billion compared to the June 2025 quarter on higher pricing in response to the rapid increase in fuel costs and broad based demand strength across premium, main, corporate and loyalty. In addition, the increase in total revenue was driven by higher refinery sales to third parties and growth in our cargo and MRO businesses. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the June 2026 quarter by $2.2 billion, or 14%, compared to the June 2025 quarter.

Operating Expense. Total operating expense in the June 2026 quarter increased $3.3 billion, or 23%, compared to the June 2025 quarter, primarily due to higher aircraft fuel costs, expenses related to refinery sales to third parties, and salaries and related costs. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the June 2026 quarter increased $2.7 billion, or 20%, compared to the June 2025 quarter.

Our total operating cost per available seat mile ("CASM") increased 21% compared to the June 2025 quarter, while non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 6.8%.

Non-Operating Results. Total non-operating income was $145 million in the June 2026 quarter, compared to $472 million in the June 2025 quarter, primarily due to lower mark-to-market gains on certain of our equity investments in the June 2026 quarter compared to the June 2025 quarter.

Cash Flow. During the June 2026 quarter, operating activities generated $1.6 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Remuneration from American Express was $2.4 billion in the June 2026 quarter.

Cash flows used in investing activities during the quarter totaled $1.5 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $209 million in the June 2026 quarter. Additionally, we had cash outflows of $536 million related to repayments of our debt and finance leases.

Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of June 30, 2026 was $7.7 billion.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | June 2026 Form 10-Q	18

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended June 30, 2026 and 2025

Total Operating Revenue

	Three Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2026		2025
Ticket - Main cabin	$6,851		$6,347		$504		8%
Ticket - Premium products	6,920		5,899		1,021		17%
Loyalty travel awards	1,247		1,092		155		14%
Travel-related services	589		529		60		11%
Total passenger revenue	$15,607		$13,867		$1,740		13%
Cargo	294		212		82		39%
Other	3,856		2,569		1,287		50%
Total operating revenue	$19,757		$16,648		$3,109		19%

TRASM (cents)	25.11	¢	21.44	¢	3.67	¢	17%
Third-party refinery sales	(2.66)		(1.47)		(1.19)		81%
TRASM, adjusted(2)	22.45	¢	19.97	¢	2.48	¢	12.4%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the June 2025 quarter, total revenue increased $3.1 billion, as a result of higher pricing in response to the rapid increase in fuel costs and broad based demand strength across premium, main, corporate and loyalty. In addition, the increase in total revenue was driven by higher refinery sales to third parties and growth in our cargo and MRO businesses. Cargo revenue increased 39%, driven largely by volume.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended June 30, 2025
(in millions)	Three Months Ended June 30, 2026	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$10,673	15%	2%	2%	13%	12%	—	pts
Atlantic	3,112	8%	(1)%	1%	9%	7%	(2)	pts
Latin America	990	4%	(8)%	(7)%	13%	12%	(1)	pt
Pacific	832	15%	7%	8%	7%	7%	(1)	pt
Total	$15,607	13%	1%	1%	12%	11%	(1)	pt

Domestic

Domestic passenger revenue increased 15% in the June 2026 quarter compared to the June 2025 quarter on a 2% increase in capacity. Domestic revenue increased on higher pricing in response to the rapid increase in fuel costs and broad based demand strength across premium, main, corporate and loyalty.

International

International passenger revenue for the June 2026 quarter increased 8% compared to the June 2025 quarter. The increase in the Atlantic region is primarily driven by demand to London and European leisure markets. Revenue growth in the Latin America region reflects demand strength to the Caribbean, which was partially offset by lower capacity to Mexican leisure destinations due to civil unrest in several of our locations earlier in 2026. Pacific region revenue growth reflects continued growth in South Korea enabled through our joint venture with Korean Air and strong results on increased China capacity.

Delta Air Lines, Inc. | June 2026 Form 10-Q	19

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Refinery	$2,091	$1,141	$950	83%
Loyalty and related	1,344	1,127	217	19%
MRO	315	239	76	32%
Miscellaneous	106	62	44	71%
Other revenue	$3,856	$2,569	$1,287	50%

Refinery. Refinery sales to third parties increased $950 million compared to the June 2025 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty and Related. This primarily relates to revenue from brand usage by third parties embedded in miles sold. Loyalty and related also includes the redemption of miles for non-travel awards and revenue from our vacation package operations, lounge access (including access provided to certain American Express cardholders) and travel products (e.g., commissions from car rentals or hotels booked with our commercial partners). Most of the increase compared to the prior period is driven by higher customer spend on American Express cards and new card acquisitions as we refreshed our co-brand credit card portfolio with new and enhanced travel benefits.

MRO. This represents revenue from our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business. The increase compared to the prior period resulted from a shift in mix to work on more legacy engines than next generation engines, which we expect to continue throughout 2026.

Miscellaneous. This is primarily composed of revenues related to codeshare agreements and international commercial joint venture contractual settlements.

Delta Air Lines, Inc. | June 2026 Form 10-Q	20

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Salaries and related costs	$4,762	$4,402	$360	8%
Aircraft fuel and related taxes	4,109	2,458	1,651	67%
Refinery expense	2,091	1,141	950	83%
Contracted services	1,263	1,155	108	9%
Landing fees and other rents	978	878	100	11%
Aircraft maintenance materials and outside repairs	689	591	98	17%
Regional carrier expense	673	651	22	3%
Passenger commissions and other selling expenses	726	673	53	8%
Depreciation and amortization	656	602	54	9%
Passenger service	489	482	7	1%
MRO expense	273	229	44	19%
Profit sharing	328	470	(142)	(30)%
Aircraft rent	168	137	31	23%
Other	688	677	11	2%
Total operating expense	$17,893	$14,546	$3,347	23%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of 4% base pay increases for eligible employees effective on both June 1, 2026 and June 1, 2025 and for Delta pilots on January 1, 2026.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $1.7 billion compared to the June 2025 quarter primarily due to an 80% increase in our average jet fuel purchase price and an increase in consumption consistent with the 1% increase in capacity. We expect that fuel consumption for the remainder of 2026 will remain aligned with capacity changes compared to 2025, while elevated jet fuel costs are anticipated to persist until recent market disruptions and geopolitical events are resolved.

Refinery Expense. This includes expenses associated with refinery sales to third parties. See "Refinery Segment" below for additional details on the refinery's operations.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following extensive redevelopment projects at numerous facilities and more flights compared to 2025.

Aircraft Maintenance Materials and Outside Repairs. The increase in aircraft maintenance materials and outside repairs expense primarily resulted from the timing of engine maintenance activities.

Profit Sharing. Profit sharing decreased by $142 million due to lower quarterly results compared to the June 2025 quarter. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion.

Delta Air Lines, Inc. | June 2026 Form 10-Q	21

Item 2. MD&A - Results of Operations
Results of Operations - Six Months Ended June 30, 2026 and 2025

Total Operating Revenue

	Six Months Ended June 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2026		2025
Ticket - Main cabin	$12,256		$11,709		$547		5%
Ticket - Premium products	12,282		10,605		1,677		16%
Loyalty travel awards	2,277		2,033		244		12%
Travel-related services	1,094		1,000		94		9%
Total passenger revenue	$27,909		$25,347		$2,562		10%
Cargo	521		421		100		24%
Other	7,181		4,920		2,261		46%
Total operating revenue	$35,611		$30,688		$4,923		16%

TRASM (cents)	24.08	¢	21.01	¢	3.07	¢	15%
Third-party refinery sales	(2.53)		(1.51)		(1.02)		68%
TRASM, adjusted(2)	21.55	¢	19.50	¢	2.05	¢	11%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2025, are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2026 and 2025.

Compared to the six months ended June 30, 2025, total revenue increased $4.9 billion, or 16%, on a 1% increase in capacity.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Six Months Ended June 30, 2025
(in millions)	Six Months Ended June 30, 2026	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$19,392	11%	2%	2%	10%	10%	—	pts
Atlantic	4,629	9%	1%	2%	8%	7%	(1)	pt
Latin America	2,317	1%	(6)%	(5)%	8%	7%	(1)	pt
Pacific	1,571	13%	6%	6%	6%	7%	1	pt
Total	$27,909	10%	1%	1%	9%	9%	—	pts

Domestic passenger revenue for the six months ended June 30, 2026 increased 11% on 2% higher capacity compared to the six months ended June 30, 2025. International passenger revenue for the six months ended June 30, 2026 increased 7% on 1% higher capacity compared to the six months ended June 30, 2025. Revenue growth in the year to date period compared to the prior year was more broad-based in the three months ended June 30, 2026 compared to the three months ended March 31, 2026 on higher pricing due to fuel cost increases that began in March 2026.

Other Revenue

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Refinery	$3,745	$2,203	$1,542	70%
Loyalty and related	2,565	2,209	356	16%
MRO	695	390	305	78%
Miscellaneous	176	118	58	49%
Other revenue	$7,181	$4,920	$2,261	46%

Delta Air Lines, Inc. | June 2026 Form 10-Q	22

Item 2. MD&A - Results of Operations
Operating Expense

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Salaries and related costs	$9,302	$8,485	$817	10%
Aircraft fuel and related taxes	6,851	4,869	1,982	41%
Refinery expense	3,745	2,203	1,542	70%
Contracted services	2,452	2,276	176	8%
Landing fees and other rents	1,891	1,729	162	9%
Aircraft maintenance materials and outside repairs	1,397	1,237	160	13%
Regional carrier expense	1,322	1,264	58	5%
Passenger commissions and other selling expenses	1,316	1,224	92	8%
Depreciation and amortization	1,291	1,209	82	7%
Passenger service	918	912	6	1%
MRO expense	601	369	232	63%
Profit sharing	493	594	(101)	(17)%
Aircraft rent	311	274	37	14%
Other	1,356	1,372	(16)	(1)%
Total operating expense	$33,246	$28,017	$5,229	19%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the six months ended June 30, 2025, are consistent with the discussion above under Results of Operations - Three Months Ended June 30, 2026 and 2025.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $2.0 billion compared to the six months ended June 30, 2025 due to a 46% increase in our average jet fuel purchase price, mainly due to increases beginning in March 2026.

MRO Expense. This represents expenses from our Delta TechOps third-party MRO business. The increase compared to the prior period resulted from a shift in mix to work on more legacy engines than next generation engines, which we expect to continue throughout 2026.

Non-Operating Results

	Three Months Ended June 30,		Favorable (Unfavorable)	Six Months Ended June 30,		Favorable (Unfavorable)
(in millions)	2026	2025		2026	2025
Interest expense, net	$(144)	$(172)	$28	$(296)	$(350)	$54
Gain/(loss) on investments, net	349	735	(386)	(202)	696	(898)
Loss on extinguishment of debt	(1)	(20)	19	(5)	(20)	15
Miscellaneous, net	(59)	(71)	12	(68)	(102)	34
Total non-operating income/(expense), net	$145	$472	$(327)	$(571)	$224	$(795)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2025, we reduced our debt and finance lease obligations by approximately $2.0 billion. We have continued to pay down our debt during the six months ended June 30, 2026 with $2.1 billion of payments on debt and finance lease obligations, of which $1.3 billion was early repayments enabled by refinancings with lower interest rates.

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

Delta Air Lines, Inc. | June 2026 Form 10-Q	23

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

Income Taxes

In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, the valuation allowance on mark-to-market adjustments on our equity investments, and tax laws enacted during the period, which will impact the effective tax rate for that period. Excluding mark-to-market adjustments on equity investments recognized in the June 2026 quarter, we project our annual effective tax rate for 2026 will be 23% to 25%.

Refinery Segment

The refinery operated by Monroe typically produces approximately 200,000 barrels of refined products (primarily, gasoline, diesel and jet fuel) per day and operates for the benefit of the airline segment by providing jet fuel to the airline. Non-jet fuel production is sold to or exchanged with third parties, which enables us to procure additional jet fuel for consumption in our airline operations. Third party refinery sales increased in 2026 compared to the three and six months ended June 30, 2025 due to higher market prices for refined products, and a shift in mix to more sales than exchanges as exchange agreements for non-jet fuel products ended during the second half of 2025.

The refinery generated operating income of $351 million in the June 2026 quarter compared to an operating loss of $10 million in the June 2025 quarter. The increase in operating income in the June 2026 quarter primarily results from higher industry pricing and refining margins, partially offset by the negative impact from a temporary outage that halted production at the refinery beginning in the middle of June 2026.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in millions)	2026	2025		2026	2025
Third party refinery sales	$2,091	$1,141	$950	$3,745	$2,203	$1,542
Sales to airline segment and other	520	579	(59)	904	1,215	(311)
Operating revenue	$2,611	$1,720	$891	$4,649	$3,418	$1,231

Operating income/(loss)	$351	$(10)	$361	$311	$(10)	$321

Delta Air Lines, Inc. | June 2026 Form 10-Q	24

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended June 30,				% Increase (Decrease)	Six Months Ended June 30,				% Increase (Decrease)
Consolidated(1)	2026		2025			2026		2025
Revenue passenger miles (in millions) ("RPM")	66,767		66,417		1%	123,236		122,095		1%
Available seat miles (in millions) ("ASM")	78,694		77,645		1%	147,857		146,045		1%
Passenger mile yield	23.38	¢	20.88	¢	12%	22.65	¢	20.76	¢	9%
Passenger revenue per available seat mile ("PRASM")	19.83	¢	17.86	¢	11%	18.88	¢	17.36	¢	9%
Total revenue per available seat mile ("TRASM")	25.11	¢	21.44	¢	17%	24.08	¢	21.01	¢	15%
TRASM, adjusted(2)	22.45	¢	19.97	¢	12.4%	21.55	¢	19.50	¢	10%
Cost per available seat mile ("CASM")	22.74	¢	18.73	¢	21%	22.48	¢	19.18	¢	17%
CASM-Ex(2)	14.09	¢	13.20	¢	6.8%	14.58	¢	13.68	¢	7%
Passenger load factor	84.8%		85.5%		(1) pt	83.3%		83.6%		—	pts
Fuel gallons consumed (in millions)	1,122		1,112		1%	2,110		2,088		1%
Average price per fuel gallon(3)	$3.66		$2.21		66%	$3.25		$2.33		39%
Average price per fuel gallon, adjusted(2)(3)	$3.93		$2.25		75%	$3.32		$2.34		42%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | June 2026 Form 10-Q	25

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at June 30, 2026 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	6.5
A220-300	42	—	—	42	2.7	58
A319-100	57	—	—	57	24.3
A320-200	43	—	—	43	29.2
A321-200	77	8	42	127	7.5
A321-200neo	99	—	—	99	2.2	90	36
A330-200	11	—	—	11	21.2
A330-300	28	—	3	31	17.4
A330-900neo	32	2	5	39	3.5	16	15
A350-900	32	2	7	41	5.6	18	5
A350-1000	—	—	—	—	—	20	10
B-717-200	80	—	—	80	24.8
B-737-800	73	4	—	77	24.8
B-737-900ER	125	8	30	163	10.5
B-737-10	—	—	—	—	—	100	30
B-757-200	75	—	—	75	28.2
B-757-300	16	—	—	16	23.4
B-767-300ER	37	—	—	37	29.5
B-767-400ER	21	—	—	21	25.5
B-787-10	—	—	—	—	—	30	30
Total	893	24	87	1,004	15.0	332	126
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at June 30, 2026.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	18	127	—	—	145
SkyWest Airlines, Inc.	2	34	—	87	123
Republic Airways Inc.	—	—	11	46	57
Total	20	161	11	133	325
(1)We own 202 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | June 2026 Form 10-Q	26

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of June 30, 2026, we had $7.7 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of June 30, 2026, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $4.0 billion and $4.2 billion in the six months ended June 30, 2026 and 2025, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2026.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Remuneration from American Express was $4.5 billion in the six months ended June 30, 2026, an increase of 13% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Fuel. Fuel expense represented approximately 21% and 17% of our total operating expense for the six months ended June 30, 2026 and 2025, respectively. The market price for jet fuel is dynamic, which can impact the comparability of our periodic cash flows from operations. Fuel consumption was higher during the three and six months ended June 30, 2026 compared to the prior year period due to the increase in capacity. We expect that fuel consumption for the remainder of 2026 will remain aligned with capacity changes compared to 2025, while elevated jet fuel costs are anticipated to persist until recent market disruptions and geopolitical events are resolved.

Profit Sharing. We paid $1.3 billion in profit sharing payments in February 2026 related to our 2025 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Our broad-based employee profit sharing program provides that we will pay 10% of that profit to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the six months ended June 30, 2026, we accrued $493 million in profit sharing expense based on the year-to-date performance and current expectations for 2026 profit.

Income Taxes. During 2025, we utilized substantially all of our net operating loss carryforwards that were generated in 2017 and earlier and, due to the limitations on net operating losses generated after 2017, began making federal income tax cash payments. We expect income tax cash payments for the full year to increase in 2026 based on our projected financial results. As of December 31, 2025, we had approximately $2.4 billion of U.S. federal pre-tax net operating loss carryforwards which we expect to utilize a majority of during 2026. These net operating loss carryforwards were primarily generated in 2020 and do not expire.

Delta Air Lines, Inc. | June 2026 Form 10-Q	27

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Capital Expenditures. Our capital expenditures were $2.7 billion and $2.4 billion for the six months ended June 30, 2026 and 2025, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our 2026 capital spend is expected to be over $5 billion and will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

In the March 2026 quarter, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. Deliveries of the B-787-10 aircraft are scheduled to begin in 2031.

In the March 2026 quarter, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900 aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. Deliveries of the aircraft are scheduled to begin in 2029.

In the March 2026 quarter, we exercised options for 34 Airbus A321neo aircraft. Deliveries from this order are scheduled to begin in 2029. In addition to this order, we maintain options to purchase 36 Airbus A321neo aircraft.

Wheels Up. During the six months ended June 30, 2026, Wheels Up drew under the terms of the revolving working capital credit facility that was entered into in 2023, and $36 million was outstanding as of June 30, 2026. This facility is required to be repaid by September 20, 2028.

In May 2026, Wheels Up entered into a new $100 million term loan credit agreement, of which we contributed $57 million and other shareholders contributed the remainder. The scheduled maturity date of the term loan is May 29, 2029. This new financing reflects our continued partnership with Wheels Up and provides a stronger financial foundation to support the company’s accelerated fleet and product transformation initiatives, ongoing operational improvements, and enhanced product and service offerings.

Financing Activities

Debt and Finance Leases. In the six months ended June 30, 2026, we had cash outflows of $2.1 billion related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

In January 2026, we entered into a $1.25 billion term loan issued by a group of lenders due December 2026. The proceeds of the term loan were used to repay $957 million of Payroll Support Program loans due 2031 and for general corporate purposes.

In April 2026, we and our indirect wholly-owned subsidiary SkyMiles IP Ltd. entered into an amendment to the SkyMiles term loan credit and guaranty agreement (the "SkyMiles Credit Facility") with Barclays Bank PLC as lender and administrative agent. This amendment refinanced the existing term loans with the proceeds of replacement term loans bearing interest at a variable rate equal to an adjusted term SOFR, plus a margin of 1.25% per annum, and added a prepayment premium of 1.00% payable in connection with a Repricing Event (as defined in the amended SkyMiles Credit Facility) occurring within six months following April 23, 2026.

In June 2026, we entered into a new $2.650 billion revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto to refinance and replace the existing Corporate Revolving Credit Facility (the "2026 Corporate Revolving Credit Facility"). The 2026 Corporate Revolving Credit Facility effectively extends the maturity of the $1.325 billion three-year tranche to 2029 and the $1.325 billion five-year tranche to 2031. Borrowings under the three-year and five-year tranches bear interest at a variable rate equal to an adjusted term SOFR, or another index rate, in each case plus a specified margin.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on our debt agreements.

Capital Return to Shareholders. On April 23, 2026, the Board of Directors approved a quarterly dividend of $0.1875 per share which we paid on June 4, 2026 for total cash dividends of $123 million. Total cash dividends for the six months ended June 30, 2026 were $252 million.

Delta Air Lines, Inc. | June 2026 Form 10-Q	28

Item 2. MD&A - Financial Condition and Liquidity
On June 18, 2026, the Board of Directors approved a quarterly dividend of $0.2150 per share to shareholders of record as of July 9, 2026, which we will pay on July 30, 2026.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares have been repurchased under this program through June 30, 2026.

Covenants. We were in compliance with the covenants in our debt agreements at June 30, 2026.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | June 2026 Form 10-Q	29

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

•MTM adjustments and settlements on hedges. Mark-to-market ("MTM") adjustments are defined as fair value changes recorded in periods other than the settlement period. Such fair value changes are not necessarily indicative of the actual settlement value of the underlying hedge in the contract settlement period, and therefore we remove this impact to allow investors to better understand and analyze our core performance. Settlements represent cash received or paid on hedge contracts closed (i.e., settled) during the applicable period. With respect to hedges related to Monroe's inventory, settlements often occur before the related refinery inventory is sold. Beginning in 2026, settlement gains and losses related to Monroe's inventory that remains on-hand at period end are excluded from our adjusted results. These settlement gains and losses will be reflected in adjusted results during the period the inventory is sold. This change was made to match the timing of expense and revenue recognition and we have similarly adjusted the presentation of reconciliations for prior periods included here.

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

Total revenue, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2026	2025
Total revenue	$19,757	$16,648
Adjusted for:
Third-party refinery sales	(2,091)	(1,141)
Total revenue, adjusted	$17,666	$15,507

Delta Air Lines, Inc. | June 2026 Form 10-Q	30

Item 2. MD&A - Supplemental Information

Operating expense, adjusted reconciliation
	Three Months Ended June 30,
(in millions)	2026	2025
Operating expense	$17,893	$14,546
Adjusted for:
Third-party refinery sales	(2,091)	(1,141)
MTM adjustments and settlements on hedges	301	39
Operating expense, adjusted	$16,102	$13,443

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions, except per gallon data)	2026	2025	2026	2025
Total fuel expense	$4,109	$2,458	$3.66	$2.21
Adjusted for:
MTM adjustments and settlements on hedges	301	39	0.27	0.04
Total fuel expense, adjusted	$4,410	$2,497	$3.93	$2.25

			Average Price Per Gallon
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions, except per gallon data)	2026	2025	2026	2025
Total fuel expense	$6,851	$4,869	$3.25	$2.33
Adjusted for:
MTM adjustments and settlements on hedges	151	24	0.07	0.01
Total fuel expense, adjusted	$7,001	$4,892	$3.32	$2.34

TRASM, adjusted reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
TRASM (cents)	25.11	¢	21.44	¢	24.08	¢	21.01	¢
Adjusted for:
Third-party refinery sales	(2.66)		(1.47)		(2.53)		(1.51)
TRASM, adjusted	22.45	¢	19.97	¢	21.55	¢	19.50	¢

CASM-Ex reconciliation
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
CASM (cents)	22.74	¢	18.73	¢	22.48	¢	19.18	¢
Adjusted for:
Aircraft fuel and related taxes	(5.22)		(3.17)		(4.63)		(3.33)
Third-party refinery sales	(2.66)		(1.47)		(2.53)		(1.51)
MRO expense	(0.35)		(0.29)		(0.41)		(0.25)
Profit sharing	(0.42)		(0.61)		(0.33)		(0.41)
CASM-Ex	14.09	¢	13.20	¢	14.58	¢	13.68	¢

Delta Air Lines, Inc. | June 2026 Form 10-Q	31

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

Free cash flow reconciliation
(in millions)	Three Months Ended June 30, 2026
Net cash provided by operating activities	$1,596
Net cash used in investing activities	(1,512)
Adjusted for:
Pension plan contributions	4
Net cash flows related to certain airport construction projects and other	70
Strategic investments and related	51
Free cash flow	$209

Delta Air Lines, Inc. | June 2026 Form 10-Q	32

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of June 30, 2026 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2026, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the June 2026 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares have been repurchased under this program through June 30, 2026.

Shares purchased / withheld from employee awards during the June 2026 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
April 2026	7,340	$67.57	7,340	$1,000
May 2026	7,618	$69.46	7,618	$1,000
June 2026	15,384	$81.05	15,384	$1,000
Total	30,342		30,342

Delta Air Lines, Inc. | June 2026 Form 10-Q	33

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)		Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)		Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2		Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1		Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1		Third Amendment to the Delta Air Lines, Inc. Officer and Director Severance Plan.

10.2		Terms of 2026 Restricted Stock Awards for Non-Employee Directors.

10.3		Third Amendment to Term Loan Credit and Guaranty Agreement, dated as of April 24, 2026, among SkyMiles IP Ltd., Delta Air Lines, Inc. and Barclays Bank PLC, as lender and administrative agent.

10.4		Credit Agreement, dated as of June 11, 2026, among Delta Air Lines, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

15		Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1		Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

31.2		Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

	*	Incorporated by reference.

Delta Air Lines, Inc. | June 2026 Form 10-Q	34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ Julia A. McConnell
Julia A. McConnell
Senior Vice President - Controller and Chief Accounting Officer
(Principal Accounting Officer)
July 10, 2026

Delta Air Lines, Inc. | June 2026 Form 10-Q	35