Form 10-Q
period 2026-09-30
DELTA AIR LINES, INC.
filed 2026-10-09
CIK 27904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2026
Common Stock, $0.0001 par value - 657,912,380 shares outstanding
This document is also available through our website at http://ir.delta.com/.

Forward-Looking Statements
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

Delta Air Lines, Inc. | September 2026 Form 10-Q	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Air Lines, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Delta Air Lines, Inc. (the Company) as of September 30, 2026, the related condensed consolidated statements of operations and comprehensive income and consolidated statements of stockholders' equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
October 9, 2026

Delta Air Lines, Inc. | September 2026 Form 10-Q	2

Financial Statements
DELTA AIR LINES, INC.
Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$3,787	$4,310
Accounts receivable, net of allowance for uncollectible accounts of $13 and $13	4,325	2,850
Fuel, expendable parts and supplies inventories, net of allowance for obsolescence of $140 and $124	2,637	1,601
Prepaid expenses and other	2,741	2,207
Total current assets	13,490	10,968

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $26,369 and $24,719	42,206	39,743
Operating lease right-of-use assets	6,120	6,244
Goodwill	9,753	9,753
Identifiable intangibles, net of accumulated amortization of $934 and $928	5,960	5,966
Equity investments	3,824	4,222
Other noncurrent assets	4,695	4,421
Total noncurrent assets	72,558	70,349
Total assets	$86,048	$81,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of debt and finance leases	$3,324	$1,605
Current maturities of operating leases	912	809
Air traffic liability	9,560	7,157
Accounts payable	6,595	5,226
Accrued salaries and related benefits	4,550	4,906
Loyalty program deferred revenue	5,451	4,876
Fuel card obligation	1,100	1,100
Other accrued liabilities	2,083	1,945
Total current liabilities	33,575	27,624

Noncurrent Liabilities:
Debt and finance leases	9,527	12,507
Noncurrent operating leases	5,072	5,353
Pension, postretirement and related benefits	3,031	3,156
Loyalty program deferred revenue	4,181	4,386
Deferred income taxes, net	4,232	3,444
Other noncurrent liabilities	3,917	3,994
Total noncurrent liabilities	29,960	32,840

Commitments and Contingencies

Stockholders' Equity:
Common stock at $0.0001 par value; 1,500,000,000 shares authorized, 666,699,325 and 659,669,346 shares issued	—	—
Additional paid-in capital	12,071	11,883
Retained earnings	14,883	13,343
Accumulated other comprehensive loss	(4,043)	(4,135)
Treasury stock, at cost, 8,786,945 and 6,498,109 shares	(398)	(238)
Total stockholders' equity	22,513	20,853
Total liabilities and stockholders' equity	$86,048	$81,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2026 Form 10-Q	3

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Operating Revenue:
Passenger	$15,534	$13,506	$43,443	$38,852
Cargo	301	233	821	654
Other	4,351	2,934	11,533	7,855
Total operating revenue	20,186	16,673	55,797	47,361

Operating Expense:
Salaries and related costs	4,822	4,443	14,124	12,928
Aircraft fuel and related taxes	4,351	2,570	11,202	7,439
Refinery expense	2,601	1,476	6,346	3,679
Contracted services	1,277	1,166	3,729	3,442
Landing fees and other rents	1,021	921	2,912	2,650
Aircraft maintenance materials and outside repairs	662	667	2,059	1,904
Passenger commissions and other selling expenses	703	645	2,019	1,869
Regional carrier expense	680	649	2,001	1,913
Depreciation and amortization	673	614	1,964	1,823
Passenger service	494	485	1,411	1,397
Profit sharing	389	392	882	986
MRO expense	267	212	868	581
Aircraft rent	159	135	469	408
Other	633	614	1,992	1,987
Total operating expense	18,732	14,989	51,978	43,006

Operating Income	1,454	1,684	3,819	4,355

Non-Operating Income/(Expense):
Interest expense, net	(146)	(171)	(442)	(521)
Gain/(loss) on investments, net	(218)	311	(419)	1,007
Gain/(loss) on extinguishment of debt	2	(6)	(3)	(26)
Miscellaneous, net	(18)	(41)	(87)	(143)
Total non-operating income/(expense), net	(380)	93	(951)	317

Income Before Income Taxes	1,074	1,777	2,868	4,672

Income Tax Provision	(318)	(360)	(798)	(886)

Net Income	$756	$1,417	$2,070	$3,786

Basic Earnings Per Share	$1.15	$2.18	$3.17	$5.85
Diluted Earnings Per Share	$1.15	$2.17	$3.15	$5.80

Comprehensive Income	$787	$1,458	$2,162	$3,907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2026 Form 10-Q	4

Financial Statements
DELTA AIR LINES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Net Cash Provided by Operating Activities	$5,740	$6,082

Cash Flows from Investing Activities:
Property and equipment additions:
Flight equipment, including advance payments	(3,444)	(2,912)
Ground property and equipment, including technology	(627)	(680)
Acquisition of strategic investments and related	(150)	—
Other, net	143	134
Net cash used in investing activities	(4,078)	(3,458)

Cash Flows from Financing Activities:
Proceeds from short-term obligations	1,325	—
Proceeds from long-term obligations	103	2,215
Payments on debt and finance lease obligations	(3,334)	(3,931)
Cash dividends	(393)	(318)
Other, net	18	(40)
Net cash used in financing activities	(2,281)	(2,074)

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash Equivalents	(619)	550
Cash, cash equivalents and restricted cash equivalents at beginning of period	4,501	3,421
Cash, cash equivalents and restricted cash equivalents at end of period	$3,882	$3,971

Non-Cash Transactions:
Operating leases converted to finance leases	$562	$312
Right-of-use assets acquired or modified under operating leases	447	135
Flight and ground equipment acquired or modified under finance leases	79	59
Debt agreements modified	1,657	371

The following table provides a reconciliation of cash, cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown above:

	September 30,
(in millions)	2026	2025
Current assets:
Cash and cash equivalents	$3,787	$3,791
Restricted cash included in prepaid expenses and other	77	97
Noncurrent assets:
Restricted cash included in other noncurrent assets	18	83
Total cash, cash equivalents and restricted cash equivalents	$3,882	$3,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2026 Form 10-Q	5

Financial Statements
DELTA AIR LINES, INC.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except per share data)	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2025	660	$—	$11,883	$13,343	$(4,135)	6	$(238)	$20,853
Net loss	—	—	—	(289)	—	—	—	(289)
Dividends declared ($0.1875 per share)	—	—	—	(123)	—	—	—	(123)
Other comprehensive income	—	—	—	—	29	—	—	29
Common stock issued for employee equity awards(1)	5	—	37	—	—	2	(155)	(118)
Stock options exercised	1	—	24	—	—	—	—	24
Warrants exercised	1	—	—	—	—	—	—	—
Balance at March 31, 2026	666	$—	$11,944	$12,931	$(4,106)	9	$(393)	$20,376
Net income	—	—	—	1,604	—	—	—	1,604
Dividends declared ($0.1875 and $0.2150 per share)	—	—	—	(266)	—	—	—	(266)
Other comprehensive income	—	—	—	—	32	—	—	32
Common stock issued for employee equity awards(1)	—	—	41	—	—	—	(3)	38
Stock options exercised	1	—	31	—	—	—	—	31
Balance at June 30, 2026	666	$—	$12,016	$14,269	$(4,074)	9	$(396)	$21,815
Net income	—	—	—	756	—	—	—	756
Dividends declared ($0.2150 per share)	—	—	—	(142)	—	—	—	(142)
Other comprehensive income	—	—	—	—	31	—	—	31
Common stock issued for employee equity awards(1)	—	—	40	—	—	—	(2)	38
Stock options exercised	—	—	15	—	—	—	—	15
Balance at September 30, 2026	667	$—	$12,071	$14,883	$(4,043)	9	$(398)	$22,513
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $69.41, $74.88, and $89.79 in the March 2026 quarter, June 2026 quarter, and September 2026 quarter, respectively. Share counts in the table above may not calculate exactly due to rounding.

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
(1)Treasury shares were withheld for payment of taxes, at a weighted average price per share of $67.95, $47.23, and $58.61 in the March 2025 quarter, June 2025 quarter, and September 2025 quarter respectively. Share counts in the table above may not calculate exactly due to rounding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Delta Air Lines, Inc. | September 2026 Form 10-Q	6

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

Due to seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results for the entire year.

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

NOTE 2. REVENUE RECOGNITION

Passenger Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Ticket	$13,620	$11,859	$38,158	$34,173
Loyalty travel awards	1,302	1,108	3,578	3,140
Travel-related services	612	539	1,707	1,539
Passenger revenue	$15,534	$13,506	$43,443	$38,852

Ticket

We recognized approximately $6.3 billion and $6.2 billion in passenger revenue during the nine months ended September 30, 2026 and 2025, respectively, that had been recorded in our air traffic liability balance at the beginning of those periods.

Delta Air Lines, Inc. | September 2026 Form 10-Q	7

Notes to the Condensed Consolidated Financial Statements
Loyalty Travel Awards

Loyalty travel awards revenue is related to the redemption of mileage credits ("miles") for air travel. Our SkyMiles loyalty program allows customers to earn miles by flying on Delta, Delta Connection carriers and other airlines that participate in the loyalty program. Customers can also earn miles through participating companies, such as credit card, retail, ridesharing, car rental and hotel companies, who purchase miles from us under their respective marketing agreements. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. During the nine months ended September 30, 2026 and 2025, total cash sales from marketing agreements related to our loyalty program were $6.8 billion and $6.0 billion, respectively, which are allocated to travel and other performance obligations.

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

Loyalty program activity
(in millions)	2026	2025
Balance at January 1	$9,262	$8,826
Miles earned	4,130	3,605
Miles redeemed for air travel	(3,578)	(3,140)
Miles redeemed for non-air travel and other	(182)	(169)
Balance at September 30	$9,632	$9,122

Travel-Related Services

Travel-related services are primarily composed of services performed in conjunction with a passenger’s flight and include baggage fees, administrative fees and on-board sales. We recognize revenue for these services when the related transportation service is provided.

Other Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Refinery	$2,601	$1,476	$6,346	$3,680
Loyalty and related	1,346	1,129	3,911	3,338
MRO	296	231	990	621
Miscellaneous	108	98	286	216
Other revenue	$4,351	$2,934	$11,533	$7,855

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

Delta Air Lines, Inc. | September 2026 Form 10-Q	8

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

Passenger revenue by geographic region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic	$10,594	$9,103	$29,985	$26,521
Atlantic	3,317	2,977	7,947	7,221
Latin America	867	759	3,184	3,047
Pacific	756	667	2,327	2,063
Total	$15,534	$13,506	$43,443	$38,852

Operating revenue by geographic region
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Domestic	$14,361	$11,561	$39,819	$33,032
Atlantic	3,869	3,423	9,357	8,353
Latin America	997	882	3,703	3,497
Pacific	959	807	2,918	2,479
Total	$20,186	$16,673	$55,797	$47,361

NOTE 3. FAIR VALUE MEASUREMENTS

Assets/(Liabilities) Measured at Fair Value on a Recurring Basis

(in millions)	September 30, 2026	Level 1	Level 2	Level 3
Cash equivalents	$2,142	$2,142	$—	$—
Restricted cash equivalents	94	94	—	—
Long-term investments and related	3,413	3,026	363	24
Fuel hedge contracts	(2)	—	(2)	—

(in millions)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$2,868	$2,868	$—	$—
Restricted cash equivalents	191	191	—	—
Long-term investments and related	3,644	3,366	217	61
Fuel hedge contracts	1	—	1	—

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

Delta Air Lines, Inc. | September 2026 Form 10-Q	9

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

Fuel Hedge Contracts. Our derivative contracts to hedge the financial risk from changing fuel prices are related to inventory at our wholly-owned subsidiary, Monroe Energy, LLC ("Monroe"). We recognized losses of $416 million and $719 million on our fuel hedge contracts in aircraft fuel and related taxes on our Condensed Consolidated Statements of Operations and Comprehensive income ("income statement") for the three and nine months ended September 30, 2026, respectively, compared to a loss of $21 million and a gain of $12 million for the three and nine months ended September 30, 2025, respectively. The loss recognized during the first nine months of 2026 was composed of $3 million of mark-to-market losses and $716 million of settlement losses on contracts. Gains and losses on settled contracts are reflected within Monroe's operating results. See Note 9, "Segments," for further information on our refinery segment.

NOTE 4. INVESTMENTS

Equity investments ownership interest and carrying value
	Accounting Treatment	Ownership Interest		Carrying Value
(in millions)		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Air France-KLM	Fair Value	3%	3%	$97	$100
China Eastern	Fair Value	2%	2%	156	319
Grupo Aeroméxico	Equity Method	19%	19%	393	377
Hanjin KAL	Fair Value(1)	15%	15%	970	861
LATAM	Fair Value	11%	11%	1,516	1,644
Republic Airways	Fair Value	14%	14%	122	124
Unifi Aviation	Equity Method	20%	20%	48	51
WestJet	Fair Value	13%	13%	248	248
Wheels Up	Fair Value(2)	36%	36%	42	173
Other investments	Various			232	325
Equity investments				$3,824	$4,222
(1)At September 30, 2026, we held 14.8% of the outstanding shares (including common and preferred), and 14.9% of the common shares, of Hanjin KAL.
(2)Our voting rights with respect to Wheels Up are capped at 29.9%. We account for our financial interests in Wheels Up under the fair value option.

Wheels Up. During the nine months ended September 30, 2026, Wheels Up drew under the terms of the revolving working capital credit facility that was entered into in 2023, and $83 million was outstanding as of September 30, 2026. This facility is required to be repaid by September 20, 2028.

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

Delta Air Lines, Inc. | September 2026 Form 10-Q	10

Notes to the Condensed Consolidated Financial Statements
NOTE 5. DEBT

Summary of outstanding debt by category
(in millions)	Maturity Dates			Interest Rate(s) Per Annum at September 30, 2026			September 30, 2026	December 31, 2025
Unsecured Notes	2028	to	2030	3.75%	to	5.25%	$2,884	$2,884
Unsecured Payroll Support Program Loans(1)	2031			5.66%			391	1,848
Financing arrangements secured by SkyMiles assets:
SkyMiles Notes(2)	2026	to	2028	4.75%			2,566	3,422
SkyMiles Term Loan(1)(2)	2026	to	2028	4.98%			584	588
NYTDC Special Facilities Revenue Bonds(2)	2026	to	2045	4.00%	to	6.00%	3,448	3,522
2026 Term Loan	2027			5.02%			1,250	—
Financing arrangements secured by aircraft:
Certificates(2)	2026	to	2028	2.00%	to	8.00%	837	894
Notes(1)(2)	2026	to	2033	6.01%	to	6.24%	70	78
Other financings	2030			5.00%			66	66
2026 Corporate Revolving Credit Facility(2)	2029	to	2031	Undrawn			—	—
Other revolving credit facilities(2)	2027	to	2029	Undrawn			—	—
Total secured and unsecured debt							$12,096	$13,302
Unamortized (discount)/premium and debt issue cost, net and other							9	6
Total debt							$12,105	$13,308
Less: current maturities							(2,981)	(1,372)
Total long-term debt							$9,124	$11,936
(1)Certain financings are comprised of variable rate debt. All variable rates are equal to SOFR (generally subject to a floor) or another index rate, plus a specified margin.
(2)Due in installments during the years shown above.

2026 Term Loan

In January 2026, we entered into a $1.25 billion term loan issued by a group of lenders, the proceeds of which were used to repay $957 million of Payroll Support Program loans due 2031 (included in Unsecured Payroll Support Program Loans in the table above) and for general corporate purposes. In September 2026, we refinanced the existing term loan facility with a new $1.25 billion term loan maturing in September 2027.

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

2026 Corporate Revolving Credit Facility

In June 2026, we entered into a new $2.650 billion revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto ("2026 Corporate Revolving Credit Facility") to refinance and replace the existing Corporate Revolving Credit Facility. The 2026 Corporate Revolving Credit Facility effectively extends the maturity of the $1.325 billion three-year tranche to 2029 and the $1.325 billion five-year tranche to 2031. Borrowings under the three-year and five-year tranches bear interest at a variable rate equal to an adjusted term SOFR, or another index rate, in each case plus a specified margin.

Delta Air Lines, Inc. | September 2026 Form 10-Q	11

Notes to the Condensed Consolidated Financial Statements
Availability Under Revolving Credit Facilities

As of September 30, 2026, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

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

Fair value of outstanding debt
(in millions)	September 30, 2026	December 31, 2025
Net carrying amount	$12,105	$13,308
Fair value	$11,900	$13,400

Covenants

Our debt agreements contain various affirmative, negative and financial covenants. We were in compliance with the covenants in our debt agreements at September 30, 2026.

NOTE 6. EMPLOYEE BENEFIT PLANS

We sponsor defined benefit and defined contribution pension plans, healthcare plans, and disability and survivorship plans for eligible employees and retirees and their eligible family members.

Employee benefit plans net periodic cost
	Pension Benefits(1)		Other Postretirement and Postemployment Benefits
(in millions)	2026	2025	2026	2025
Three Months Ended September 30,
Service cost	$140	$95	$36	$33
Interest cost	202	208	43	45
Expected return on plan assets	(289)	(267)	(1)	—
Amortization of prior service credit	—	—	(1)	(1)
Recognized net actuarial loss	35	51	8	5
Net periodic cost	$88	$87	$85	$82

Nine Months Ended September 30,
Service cost	$197	$125	$109	$99
Interest cost	607	623	128	135
Expected return on plan assets	(866)	(800)	(2)	(1)
Amortization of prior service credit	—	—	(3)	(3)
Recognized net actuarial loss	104	151	22	15
Net periodic cost	$42	$99	$254	$245
(1)Service cost relates to the market based cash balance plan. Our traditional benefit plans are frozen and there is no service cost.

Service cost is recorded in salaries and related costs in our income statement, while all other components are recorded within miscellaneous, net under non-operating expense.

Delta Air Lines, Inc. | September 2026 Form 10-Q	12

Notes to the Condensed Consolidated Financial Statements
We also sponsor defined benefit pension plans for eligible employees in certain foreign countries which have immaterial obligations. These plans are not included in the net periodic cost table above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Aircraft Purchase Commitments

Our future aircraft purchase commitments totaled approximately $26.7 billion at September 30, 2026.

Aircraft purchase commitments(1)
(in millions)	Total
Three months ending December 31, 2026	$910
2027	4,930
2028	4,730
2029	5,040
2030	2,720
Thereafter	8,380
Total	$26,710
(1)The timing of these commitments is based on our contractual agreements with the aircraft manufacturers and remains uncertain due to supply chain, manufacturing and regulatory constraints.

Our future aircraft purchase commitments included the following aircraft at September 30, 2026:

Aircraft purchase commitments by fleet type
Aircraft Type	Purchase Commitments
A220-300	53
A321-200neo	83
A330-900neo	16
A350-900	17
A350-1000	20
B-737-10	100
B-787-10	30
Total	319

Aircraft Orders

In the March 2026 quarter, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. Deliveries of the B-787-10 aircraft are scheduled to begin in 2031.

In the March 2026 quarter, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900neo aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. Deliveries of the aircraft are scheduled to begin in 2029.

In the March 2026 quarter, we exercised options for 34 Airbus A321neo aircraft. Deliveries from this order are scheduled to begin in 2029. In addition to this order, we maintain options to purchase 36 Airbus A321neo aircraft.

Delta Air Lines, Inc. | September 2026 Form 10-Q	13

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss
(in millions)	Pension and Other Benefit Liabilities	Other	Tax Effect	Total
Balance at January 1, 2026	$(4,459)	$42	$282	$(4,135)
Changes in value	—	(3)	—	(3)
Reclassifications into earnings(1)	124	—	(29)	95
Balance at September 30, 2026	$(4,335)	$39	$253	$(4,043)

Balance at January 1, 2025	$(5,557)	$42	$536	$(4,979)
Changes in value	—	(1)	—	(1)
Reclassifications into earnings(1)	159	—	(37)	122
Balance at September 30, 2025	$(5,398)	$41	$499	$(4,858)
(1)Amounts reclassified from accumulated other comprehensive loss for pension and other benefit liabilities are recorded in miscellaneous, net in non-operating expense in our income statement.

Delta Air Lines, Inc. | September 2026 Form 10-Q	14

Notes to the Condensed Consolidated Financial Statements
NOTE 9. SEGMENTS

Refinery Operations

The refinery operated by Monroe typically produces approximately 200,000 barrels of refined products (primarily gasoline, diesel and jet fuel) per day and operates for the benefit of the airline segment by providing jet fuel to the airline. Non-jet fuel production is sold to or exchanged with third parties, which enables us to procure additional jet fuel for consumption in our airline operations. The exchange agreements for non-jet fuel products ended during the second half of 2025.

Segment Reporting

Segment results are prepared based on our internal accounting methods described below, with reconciliations to consolidated amounts in accordance with GAAP. Our segments are not designed to measure operating income or loss directly related to the products and services included in each segment on a stand-alone basis.

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Three Months Ended September 30, 2026
Operating revenue	$17,585	$2,967	$(366)	(1)	$20,186
Airline salaries and related costs	4,822
Aircraft fuel and related costs	4,351
Refinery cost of goods sold(2)		2,842
Depreciation and amortization	673	28
Other segment items(3)	6,252	130
Operating income/(loss)(4)	1,487	(33)			1,454
Interest expense, net	146	—	—		146
Other non-operating expense	234				234
Income/(loss) before income taxes	1,107	(33)	—		1,074
Total assets, end of period	82,741	3,347	(40)		86,048
Capital expenditures	1,390	23			1,413

Three Months Ended September 30, 2025
Operating revenue	$15,197	$1,795	$(319)	(1)	$16,673
Airline salaries and related costs	4,443
Aircraft fuel and related costs	2,570
Refinery cost of goods sold(2)		1,611
Depreciation and amortization	614	28
Other segment items(3)	5,939	103
Operating income(4)	1,631	53			1,684
Interest expense, net	171	1	(1)		171
Other non-operating income	(264)				(264)
Income before income taxes	1,724	52	1		1,777
Total assets, end of period	76,961	2,680	(18)		79,623
Capital expenditures	1,151	9			1,160
(1)Represents sales to the airline segment and products delivered under our exchange agreements as discussed above. During the three months ended September 30, 2026 and 2025, sales to the airline segment were $366 million and $260 million, respectively. Sales to the airline segment represent transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Refinery cost of goods sold is included within aircraft fuel and related taxes and refinery expense in our income statement.
(3)The nature of other segment items for the airline segment is shown on our income statement, and the refinery segment includes salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | September 2026 Form 10-Q	15

Notes to the Condensed Consolidated Financial Statements

Financial information by segment
(in millions)	Airline	Refinery	Intersegment Sales/Other		Consolidated
Nine Months Ended September 30, 2026
Operating revenue	$49,451	$7,616	$(1,270)	(1)	$55,797
Airline salaries and related costs	14,124
Aircraft fuel and related costs	11,202
Refinery cost of goods sold(2)		6,864
Depreciation and amortization	1,964	85
Other segment items(3)	18,620	389
Operating income(4)	3,541	278			3,819
Interest expense/(income), net	442	(5)	5		442
Other non-operating expense	509				509
Income before income taxes	2,590	283	(5)		2,868
Capital expenditures	4,014	57			4,071

Nine Months Ended September 30, 2025
Operating revenue	$43,681	$5,213	$(1,533)	(1)	$47,361
Airline salaries and related costs	12,928
Aircraft fuel and related costs	7,439
Refinery cost of goods sold(2)		4,772
Depreciation and amortization	1,823	84
Other segment items(3)	17,178	315
Operating income(4)	4,313	42			4,355
Interest expense, net	521	3	(3)		521
Other non-operating income	(838)				(838)
Income before income taxes	4,630	39	3		4,672
Capital expenditures	3,537	55			3,592
(1)Represents sales to the airline segment and products delivered under our exchange agreements as discussed above. During the nine months ended September 30, 2026 and 2025, sales to the airline segment were $1.3 billion and $852 million, respectively. Sales to the airline segment represent transfers, valued on a market price basis, from the refinery to the airline segment for use in airline operations. We determine market price for jet fuel from the refinery by reference to the market index for the primary delivery location, which is New York Harbor.
(2)Refinery cost of goods sold is included within aircraft fuel and related taxes and refinery expense in our income statement.
(3)The nature of other segment items for the airline segment is shown on our income statement, and the refinery segment includes salaries and related costs, maintenance, utilities and other expenses.
(4)Refinery segment operating results are included within aircraft fuel and related taxes in our income statement.

Delta Air Lines, Inc. | September 2026 Form 10-Q	16

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

During the March 2026 quarter, the remaining 1.9 million warrants related to the Payroll Support Program were exercised and settled in a net share settlement. No warrants were outstanding as of September 30, 2026.

The following table shows the computation of basic and diluted earnings per share:

Basic and diluted earnings per share
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$756	$1,417	$2,070	$3,786

Basic weighted average shares outstanding	655	649	654	648
Dilutive effect of share-based instruments	4	5	3	5
Diluted weighted average shares outstanding	659	654	657	653

Basic earnings per share	$1.15	$2.18	$3.17	$5.85
Diluted earnings per share	$1.15	$2.17	$3.15	$5.80

Delta Air Lines, Inc. | September 2026 Form 10-Q	17

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

September 2026 Quarter Financial Highlights

Our operating income for the September 2026 quarter was $1.5 billion, a decrease of $230 million compared to the September 2025 quarter.

Revenue. Compared to the September 2025 quarter, our total revenue increased $3.5 billion. Passenger revenue increased $2.0 billion compared to the September 2025 quarter on broad based demand strength across premium, main, and loyalty. In addition, the increase in total revenue was driven by higher refinery sales to third parties and growth in our cargo and MRO businesses. Total revenue, adjusted (a non-GAAP financial measure, which excludes revenue related to refinery sales to third parties) increased in the September 2026 quarter by $2.4 billion, or 16%, compared to the September 2025 quarter.

Operating Expense. Total operating expense in the September 2026 quarter increased $3.7 billion, or 25%, compared to the September 2025 quarter, primarily due to higher aircraft fuel costs, expenses related to refinery sales to third parties, and salaries and related costs. Total operating expense, adjusted (a non-GAAP financial measure, which primarily excludes expenses related to refinery sales to third parties) in the September 2026 quarter increased $2.4 billion, or 18%, compared to the September 2025 quarter.

Our total operating cost per available seat mile ("CASM") increased 25% compared to the September 2025 quarter, while non-fuel unit cost ("CASM-Ex", a non-GAAP financial measure) increased 7.3%.

Non-Operating Results. Total non-operating expense was $380 million in the September 2026 quarter, compared to income of $93 million in the September 2025 quarter, primarily due to mark-to-market losses on certain of our equity investments in the September 2026 quarter compared to gains in the September 2025 quarter.

Cash Flow. During the September 2026 quarter, operating activities generated $1.7 billion, primarily from ticket sales and the sale of SkyMiles to our partners. Remuneration from American Express was $2.3 billion in the September 2026 quarter.

Cash flows used in investing activities during the quarter totaled $1.3 billion primarily from capital expenditures. These operating and investing activities yielded free cash flow (a non-GAAP financial measure) of $463 million in the September 2026 quarter. Additionally, we had cash outflows of $1.2 billion related to repayments of our debt and finance leases.

Our cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities ("liquidity") as of September 30, 2026 was $6.9 billion.

The non-GAAP financial measures referenced above for total revenue, adjusted, operating expense, adjusted, CASM-Ex and free cash flow are defined and reconciled in "Supplemental Information" below.

Delta Air Lines, Inc. | September 2026 Form 10-Q	18

Item 2. MD&A - Results of Operations
Results of Operations - Three Months Ended September 30, 2026 and 2025

Total Operating Revenue

	Three Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2026		2025
Ticket - Premium products	$6,818		$5,796		$1,022		18%
Ticket - Main cabin	6,802		6,063		739		12%
Loyalty travel awards	1,302		1,108		194		18%
Travel-related services	612		539		73		14%
Total passenger revenue	$15,534		$13,506		$2,028		15%
Cargo	301		233		68		29%
Other	4,351		2,934		1,417		48%
Total operating revenue	$20,186		$16,673		$3,513		21%

TRASM (cents)	25.46	¢	21.09	¢	4.37	¢	21%
Third-party refinery sales	(3.28)		(1.87)		(1.41)		75%
TRASM, adjusted(2)	22.18	¢	19.22	¢	2.96	¢	15%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)Total revenue per available seat mile ("TRASM"), adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Compared to the September 2025 quarter, total revenue increased $3.5 billion, as a result of broad based demand strength across premium, main, and loyalty. In addition, the increase in total revenue was driven by higher refinery sales to third parties and growth in our cargo and MRO businesses. Cargo revenue increased 29%, driven largely by volume.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Three Months Ended September 30, 2025
(in millions)	Three Months Ended September 30, 2026	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$10,594	16%	1%	—%	15%	16%	1	pt
Atlantic	3,317	11%	(1)%	—%	12%	11%	(1)	pt
Latin America	867	14%	(5)%	(6)%	20%	22%	1	pt
Pacific	756	13%	6%	8%	7%	5%	(2)	pts
Total	$15,534	15%	1%	—%	14%	15%	—	pts

Domestic

Domestic passenger revenue increased 16% in the September 2026 quarter compared to the September 2025 quarter on flat capacity. Domestic revenue increased on broad based demand strength across premium, main, and loyalty.

International

International passenger revenue for the September 2026 quarter increased 12% compared to the September 2025 quarter. The increase in the Atlantic region is primarily driven by demand for premium products. Revenue growth in the Latin America region reflects demand strength to the Mexican business as well as Caribbean and Mexican leisure destinations despite lower capacity in the Mexican leisure markets due to civil unrest in several of our destinations in the first half of 2026. Pacific region revenue growth reflects continued demand for premium products and new routes to Asia.

Delta Air Lines, Inc. | September 2026 Form 10-Q	19

Item 2. MD&A - Results of Operations
Other Revenue

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Refinery	$2,601	$1,476	$1,125	76%
Loyalty and related	1,346	1,129	217	19%
MRO	296	231	65	28%
Miscellaneous	108	98	10	10%
Other revenue	$4,351	$2,934	$1,417	48%

Refinery. Refinery sales to third parties increased $1.1 billion compared to the September 2025 quarter. See "Refinery Segment" below for additional details on the refinery's operations, including third party refinery sales.

Loyalty and Related. This primarily relates to revenue from brand usage by third parties embedded in miles sold. Loyalty and related also includes the redemption of miles for non-travel awards and revenue from our vacation package operations, lounge access (including access provided to certain American Express cardholders) and travel products (e.g., commissions from car rentals or hotels booked with our commercial partners). Most of the increase compared to the prior period is driven by higher customer spend on American Express cards and new card acquisitions as we refreshed our co-brand credit card portfolio with new and enhanced travel benefits during the June 2026 quarter.

MRO. This represents revenue from our Delta TechOps third-party maintenance, repair and overhaul ("MRO") business. The increase compared to the prior period resulted from a shift in mix to work on more legacy engines than next generation engines, which we expect to continue through the remainder of 2026.

Miscellaneous. This is primarily composed of revenues related to codeshare agreements and international commercial joint venture contractual settlements.

Delta Air Lines, Inc. | September 2026 Form 10-Q	20

Item 2. MD&A - Results of Operations
Operating Expense

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Salaries and related costs	$4,822	$4,443	$379	9%
Aircraft fuel and related taxes	4,351	2,570	1,781	69%
Refinery expense	2,601	1,476	1,125	76%
Contracted services	1,277	1,166	111	10%
Landing fees and other rents	1,021	921	100	11%
Aircraft maintenance materials and outside repairs	662	667	(5)	(1)%
Passenger commissions and other selling expenses	703	645	58	9%
Regional carrier expense	680	649	31	5%
Depreciation and amortization	673	614	59	10%
Passenger service	494	485	9	2%
Profit sharing	389	392	(3)	(1)%
MRO expense	267	212	55	26%
Aircraft rent	159	135	24	18%
Other	633	614	19	3%
Total operating expense	$18,732	$14,989	$3,743	25%

Salaries and Related Costs. The increase in salaries and related costs primarily resulted from the implementation of 4% base pay increases for eligible employees effective on June 1, 2026 and for Delta pilots on January 1, 2026, annual pay scale step up and increases in premium pay from operational disruptions.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $1.8 billion compared to the September 2025 quarter primarily due to a 63% increase in our average jet fuel purchase price. We expect that fuel consumption for the remainder of 2026 will remain aligned with capacity changes compared to 2025, while elevated jet fuel costs are anticipated to persist until market disruptions and geopolitical events are resolved.

Refinery Expense. This includes expenses associated with refinery sales to third parties. See "Refinery Segment" below for additional details on the refinery's operations.

Contracted Services. The increase in contracted services primarily resulted from expanding our in-flight entertainment and Wi-Fi products, volume increases in our Cargo business and additional contract labor costs associated with the expansion of our Sky Club network, particularly our Delta One lounges.

Landing Fees and Other Rents. The increase in landing fees and other rents resulted from higher rates charged by airports following the completion of extensive redevelopment projects at numerous facilities.

Depreciation and Amortization. The increase in depreciation and amortization results from new aircraft deliveries and fleet modifications, partially offset by aircraft retirements.

MRO Expense. This represents expenses from our Delta TechOps third-party MRO business. The increase compared to the prior period resulted from a shift in mix to work on more legacy engines than next-generation engines, which we expect to continue through the remainder of 2026.

Aircraft Rent. Aircraft rent increased primarily related to additional engine leases to support our operation.

Delta Air Lines, Inc. | September 2026 Form 10-Q	21

Item 2. MD&A - Results of Operations
Results of Operations - Nine Months Ended September 30, 2026 and 2025

Total Operating Revenue

	Nine Months Ended September 30,				Increase (Decrease)		% Increase (Decrease)
(in millions)(1)	2026		2025
Ticket - Premium products	$19,100		$16,402		$2,698		16%
Ticket - Main cabin	19,058		17,771		1,287		7%
Loyalty travel awards	3,578		3,140		438		14%
Travel-related services	1,707		1,539		168		11%
Total passenger revenue	$43,443		$38,852		$4,591		12%
Cargo	821		654		167		26%
Other	11,533		7,855		3,678		47%
Total operating revenue	$55,797		$47,361		$8,436		18%

TRASM (cents)	24.56	¢	21.04	¢	3.52	¢	17%
Third-party refinery sales	(2.79)		(1.63)		(1.16)		71%
TRASM, adjusted(2)	21.77	¢	19.41	¢	2.36	¢	12%
(1)Total amounts in the table above may not calculate exactly due to rounding.
(2)TRASM, adjusted is a non-GAAP financial measure. For additional information on adjustments to TRASM, see "Supplemental Information" below.

Unless otherwise discussed below, the changes in total revenue line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2025, are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2026 and 2025.

Compared to the nine months ended September 30, 2025, total revenue increased $8.4 billion, or 18%, on a 1% increase in capacity.

Passenger Revenue by Geographic Region

		Increase (Decrease) vs. Nine Months Ended September 30, 2025
(in millions)	Nine Months Ended September 30, 2026	Passenger Revenue	RPMs (Traffic)	ASMs (Capacity)	Passenger Mile Yield	PRASM	Load Factor
Domestic	$29,985	13%	2%	1%	11%	12%	—	pts
Atlantic	7,947	10%	—%	1%	10%	9%	(1)	pt
Latin America	3,184	5%	(6)%	(5)%	11%	10%	—	pts
Pacific	2,327	13%	6%	6%	6%	6%	—	pts
Total	$43,443	12%	1%	1%	11%	11%	—	pts

Domestic passenger revenue for the nine months ended September 30, 2026 increased 13% on 1% higher capacity compared to the nine months ended September 30, 2025. International passenger revenue for the nine months ended September 30, 2026 increased 9% on 1% higher capacity compared to the nine months ended September 30, 2025.

Other Revenue

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Refinery	$6,346	$3,680	$2,666	72%
Loyalty and related	3,911	3,338	573	17%
MRO	990	621	369	59%
Miscellaneous	286	216	70	32%
Other revenue	$11,533	$7,855	$3,678	47%

Delta Air Lines, Inc. | September 2026 Form 10-Q	22

Item 2. MD&A - Results of Operations
Operating Expense

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(in millions)	2026	2025
Salaries and related costs	$14,124	$12,928	$1,196	9%
Aircraft fuel and related taxes	11,202	7,439	3,763	51%
Refinery expense	6,346	3,679	2,667	72%
Contracted services	3,729	3,442	287	8%
Landing fees and other rents	2,912	2,650	262	10%
Aircraft maintenance materials and outside repairs	2,059	1,904	155	8%
Passenger commissions and other selling expenses	2,019	1,869	150	8%
Regional carrier expense	2,001	1,913	88	5%
Depreciation and amortization	1,964	1,823	141	8%
Passenger service	1,411	1,397	14	1%
Profit sharing	882	986	(104)	(11)%
MRO expense	868	581	287	49%
Aircraft rent	469	408	61	15%
Other	1,992	1,987	5	—%
Total operating expense	$51,978	$43,006	$8,972	21%

Unless otherwise discussed below, the changes in operating expense line items, as well as the underlying reasons for these changes, compared to the nine months ended September 30, 2025, are consistent with the discussion above under Results of Operations - Three Months Ended September 30, 2026 and 2025.

Aircraft Fuel and Related Taxes. Aircraft fuel and related taxes increased $3.8 billion compared to the nine months ended September 30, 2025 due to a 52% increase in our average jet fuel purchase price, mainly due to increases beginning in March 2026.

Profit Sharing. Profit sharing decreased by $104 million due to lower results compared to the nine months ended September 30, 2025. Our profit sharing program pays 10% to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion.

Non-Operating Results

	Three Months Ended September 30,		Favorable (Unfavorable)	Nine Months Ended September 30,		Favorable (Unfavorable)
(in millions)	2026	2025		2026	2025
Interest expense, net	$(146)	$(171)	$25	$(442)	$(521)	$79
Gain/(loss) on investments, net	(218)	311	(529)	(419)	1,007	(1,426)
Gain/(loss) on extinguishment of debt	2	(6)	8	(3)	(26)	23
Miscellaneous, net	(18)	(41)	23	(87)	(143)	56
Total non-operating income/(expense)	$(380)	$93	$(473)	$(951)	$317	$(1,268)

Interest expense, net. Interest expense, net includes interest expense and interest income. This decreased compared to the prior year primarily due to reduced interest expense resulting from our debt reduction initiatives. During 2025, we reduced our debt and finance lease obligations by approximately $2.0 billion. We have continued to pay down our debt during the nine months ended September 30, 2026 with $3.3 billion of payments on debt and finance lease obligations, of which $2.3 billion were early repayments, some of which were enabled by refinancings with lower interest rates. These payments resulted in a net reduction of debt and finance lease obligations by $1.3 billion during the nine months ended September 30, 2026.

Delta Air Lines, Inc. | September 2026 Form 10-Q	23

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

Gain/(loss) on extinguishment of debt. Gain/(loss) on extinguishment of debt reflects the gains or losses incurred in the early repayment of certain loans and notes.

Miscellaneous, net. Miscellaneous, net primarily includes employee benefit plans net periodic cost, charitable contributions, our share of our equity method investments' results, dividends received from our equity investees and foreign exchange gains/(losses).

Income Taxes

In certain periods, we may have adjustments to our net deferred tax liabilities as a result of changes in prior year estimates, the valuation allowance on mark-to-market adjustments on our equity investments, and tax laws enacted during the period, which will impact the effective tax rate for that period. Excluding mark-to-market adjustments on equity investments recognized in the nine months ended September 2026, we project our annual effective tax rate for 2026 will be 23% to 25%.

Refinery Segment

The refinery operated by Monroe typically produces approximately 200,000 barrels of refined products (primarily gasoline, diesel and jet fuel) per day and operates for the benefit of the airline segment by providing jet fuel to the airline. Non-jet fuel production is sold to or exchanged with third parties, which enables us to procure additional jet fuel for consumption in our airline operations. Third party refinery sales increased in 2026 compared to the three and nine months ended September 30, 2025 due to higher market prices for refined products, and a shift in mix to more sales than exchanges as exchange agreements for non-jet fuel products ended during the second half of 2025.

The refinery generated an operating loss of $33 million in the September 2026 quarter compared to operating income of $53 million in the September 2025 quarter. The decrease in operating income in the September 2026 quarter primarily results from volatility in crude pricing and the negative impact from a temporary outage that halted production at the refinery beginning in the middle of June 2026. The outage initially halted production and subsequently resulted in reduced operating capacity during the September 2026 quarter. By the end of the September 2026 quarter, the refinery operated at normal production levels and we expect it to return to profitability in the December 2026 quarter.

For more information regarding the refinery's results, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Refinery segment financial information
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in millions)	2026	2025		2026	2025
Third party refinery sales	$2,601	$1,476	$1,125	$6,346	$3,680	$2,666
Sales to airline segment and other	366	319	47	1,270	1,533	(263)
Operating revenue	$2,967	$1,795	$1,172	$7,616	$5,213	$2,403

Operating income/(loss)	$(33)	$53	$(86)	$278	$42	$236

Delta Air Lines, Inc. | September 2026 Form 10-Q	24

Item 2. MD&A - Operating Statistics
Operating Statistics

	Three Months Ended September 30,				% Increase (Decrease)		Nine Months Ended September 30,				% Increase (Decrease)
Consolidated(1)	2026		2025				2026		2025
Revenue passenger miles (in millions) ("RPM")	68,133		67,621		1%		191,369		189,717		1%
Available seat miles (in millions) ("ASM")	79,288		79,054		—%		227,145		225,099		1%
Passenger mile yield	22.80	¢	19.97	¢	14%		22.70	¢	20.48	¢	11%
Passenger revenue per available seat mile ("PRASM")	19.59	¢	17.08	¢	15%		19.13	¢	17.26	¢	11%
Total revenue per available seat mile ("TRASM")	25.46	¢	21.09	¢	21%		24.56	¢	21.04	¢	17%
TRASM, adjusted(2)	22.18	¢	19.22	¢	15%		21.77	¢	19.41	¢	12%
Cost per available seat mile ("CASM")	23.63	¢	18.96	¢	25%		22.88	¢	19.11	¢	20%
CASM-Ex(2)	14.03	¢	13.08	¢	7%		14.39	¢	13.47	¢	7%
Passenger load factor	86%		86%		—	pts	84%		84%		—	pts
Fuel gallons consumed (in millions)	1,146		1,138		1%		3,256		3,226		1%
Average price per fuel gallon(3)	$3.80		$2.26		68%		$3.44		$2.31		49%
Average price per fuel gallon, adjusted(2)(3)	$3.61		$2.25		60%		$3.42		$2.31		48%
(1)Includes the operations of our regional carriers under capacity purchase agreements.
(2)Non-GAAP financial measures defined and reconciled to TRASM, CASM and average fuel price per gallon, respectively, in "Supplemental Information" below.
(3)Includes the impact of fuel hedge activity and refinery segment results.

Delta Air Lines, Inc. | September 2026 Form 10-Q	25

Item 2. MD&A - Fleet Information
Fleet Information

Our operating aircraft fleet, purchase commitments and options at September 30, 2026 are summarized in the following table.

Mainline aircraft information by fleet type
	Current Fleet(1)					Commitments
Fleet Type	Owned	Finance Lease	Operating Lease	Total	Average Age (Years)	Purchase	Options
A220-100	45	—	—	45	6.8
A220-300	47	—	—	47	2.7	53
A319-100	57	—	—	57	24.6
A320-200	40	—	—	40	29.1
A321-200	77	8	42	127	7.8
A321-200neo	106	—	—	106	2.3	83	36
A330-200	11	—	—	11	21.5
A330-300	28	—	3	31	17.7
A330-900neo	32	2	5	39	3.8	16	15
A350-900	35	—	7	42	5.7	17	5
A350-1000	—	—	—	—	—	20	10
B-717-200	74	—	—	74	24.9
B-737-800	77	—	—	77	25.0
B-737-900ER	128	5	30	163	10.7
B-737-10	—	—	—	—	—	100	30
B-757-200	72	—	—	72	28.4
B-757-300	16	—	—	16	23.6
B-767-300ER	37	—	—	37	29.7
B-767-400ER	21	—	—	21	25.7
B-787-10	—	—	—	—	—	30	30
Total	903	15	87	1,005	14.9	319	126
(1)Excludes certain aircraft we own or lease that are operated by regional carriers on our behalf shown in the table below.

The following table summarizes the aircraft operated by regional carriers on our behalf at September 30, 2026.

Regional aircraft information by fleet type and carrier
	Fleet Type(1)
Carrier	CRJ-700	CRJ-900	Embraer 170	Embraer 175	Total
Endeavor Air, Inc.(2)	17	130	—	—	147
SkyWest Airlines, Inc.	1	33	—	87	121
Republic Airways Inc.	—	—	11	46	57
Total	18	163	11	133	325
(1)We own 202 and have operating leases for three of these regional aircraft. The remainder are owned or leased by SkyWest Airlines, Inc. or Republic Airways Inc.
(2)Endeavor Air, Inc. is a wholly owned subsidiary of Delta.

Delta Air Lines, Inc. | September 2026 Form 10-Q	26

Item 2. MD&A - Financial Condition and Liquidity
Financial Condition and Liquidity

As of September 30, 2026, we had $6.9 billion in cash, cash equivalents, short-term investments and aggregate undrawn principal amount available under our revolving credit facilities. We expect to meet our liquidity needs for the next twelve months with cash and cash equivalents and cash flows from operations. We expect to meet our long-term liquidity needs with cash flows from operations and financing arrangements.

Undrawn Lines of Credit. As of September 30, 2026, we had approximately $3.1 billion undrawn and available under our revolving credit facilities.

Sources and Uses of Liquidity

Operating Activities

We generated cash flows from operations of $5.7 billion and $6.1 billion in the nine months ended September 30, 2026 and 2025, respectively. We expect to continue generating positive cash flows from operations during the remainder of 2026.

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

Sale of Miles to Participating Companies. Customers earn miles based on their spending with participating companies such as credit card, retail, ridesharing, car rental and hotel companies with which we have marketing agreements to sell miles. Payments are typically due to us monthly based on the volume of miles sold during the period. Our most significant contract to sell miles relates to our co-brand credit card relationship with American Express. Remuneration from American Express was $6.9 billion in the nine months ended September 30, 2026, an increase of 14% compared to the prior year period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the cash sales from marketing agreements.

Fuel. Fuel expense represented approximately 22% and 17% of our total operating expense for the nine months ended September 30, 2026 and 2025, respectively. The market price for jet fuel is dynamic, which can impact the comparability of our periodic cash flows from operations. Fuel consumption was higher during the three and nine months ended September 30, 2026 compared to the prior year period due to the increase in capacity. We expect that fuel consumption for the remainder of 2026 will remain aligned with capacity changes compared to 2025, while elevated jet fuel costs are anticipated to persist until market disruptions and geopolitical events are resolved.

Profit Sharing. We paid $1.3 billion in profit sharing payments in February 2026 related to our 2025 pre-tax profit in recognition of our employees' contributions toward achieving the year's financial results.

Our broad-based employee profit sharing program provides that we will pay 10% of that profit to all eligible employees for the first $2.5 billion of annual profit, as defined by the terms of the program, and 20% of annual profit above $2.5 billion. In determining the amount of profit sharing, the program defines profit as pre-tax profit adjusted for profit sharing and certain other items. During the nine months ended September 30, 2026, we accrued $882 million in profit sharing expense based on the year-to-date performance and current expectations for 2026 profit.

Income Taxes. As of December 31, 2025, we had approximately $2.4 billion of U.S. federal pre-tax net operating loss carryforwards that were primarily generated in 2020. Although these carryforwards do not expire, their utilization generally is limited to 80% of taxable income in any future taxable year. We do not expect our income tax cash payment in 2026 to materially increase compared to 2025.

Delta Air Lines, Inc. | September 2026 Form 10-Q	27

Item 2. MD&A - Financial Condition and Liquidity
Investing Activities

Capital Expenditures. Our capital expenditures were $4.1 billion and $3.6 billion for the nine months ended September 30, 2026 and 2025, respectively. We have committed to future aircraft purchases and have obtained, but are under no obligation to use, long-term financing commitments for a substantial portion of the purchase price of the aircraft. Our 2026 capital spend is expected to be over $5 billion and will be primarily for aircraft, including deliveries and advance deposit payments, as well as fleet modifications and technology enhancements.

In the March 2026 quarter, we entered into a definitive agreement with The Boeing Company to acquire 30 Boeing 787-10 aircraft, with an option to purchase up to an additional 30 of the same aircraft. Deliveries of the B-787-10 aircraft are scheduled to begin in 2031.

In the March 2026 quarter, we entered into a definitive agreement with Airbus S.A.S. to purchase 16 Airbus A330-900neo aircraft and 15 Airbus A350-900 aircraft, with an option to purchase up to an additional 20 widebody aircraft. Deliveries of the aircraft are scheduled to begin in 2029.

In the March 2026 quarter, we exercised options for 34 Airbus A321neo aircraft. Deliveries from this order are scheduled to begin in 2029. In addition to this order, we maintain options to purchase 36 Airbus A321neo aircraft.

Wheels Up. During the nine months ended September 30, 2026, Wheels Up drew under the terms of the revolving working capital credit facility that was entered into in 2023, and $83 million was outstanding as of September 30, 2026. This facility is required to be repaid by September 20, 2028.

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

Financing Activities

Debt and Finance Leases. In the nine months ended September 30, 2026, we had cash outflows of $3.3 billion related to repayments of our debt and finance lease obligations. We continue to seek opportunities to pre-pay our debt, in addition to periodic amortization and scheduled maturities, and refinance higher cost debt.

In January 2026, we entered into a $1.25 billion term loan issued by a group of lenders, the proceeds of which were used to repay $957 million of Payroll Support Program loans due 2031 and for general corporate purposes. In September 2026, we refinanced the existing term loan facility with a new $1.25 billion term loan maturing in September 2027.

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

In June 2026, we entered into a new $2.650 billion revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent and the lenders party thereto ("2026 Corporate Revolving Credit Facility") to refinance and replace the existing Corporate Revolving Credit Facility. The 2026 Corporate Revolving Credit Facility effectively extends the maturity of the $1.325 billion three-year tranche to 2029 and the $1.325 billion five-year tranche to 2031. Borrowings under the three-year and five-year tranches bear interest at a variable rate equal to an adjusted term SOFR, or another index rate, in each case plus a specified margin.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information on our debt agreements.

Capital Return to Shareholders. On June 18, 2026, the Board of Directors approved a quarterly dividend of $0.2150 per share which we paid on July 30, 2026 for total cash dividends of $141 million. Total cash dividends for the nine months ended September 30, 2026 were $393 million.

Delta Air Lines, Inc. | September 2026 Form 10-Q	28

Item 2. MD&A - Financial Condition and Liquidity
On September 24, 2026, the Board of Directors approved a quarterly dividend of $0.2150 per share to shareholders of record as of October 15, 2026, which we will pay on November 5, 2026.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares have been repurchased under this program through September 30, 2026.

Covenants. We were in compliance with the covenants in our debt agreements at September 30, 2026.

Critical Accounting Estimates

There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Delta Air Lines, Inc. | September 2026 Form 10-Q	29

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

Total revenue, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2026	2025
Total revenue	$20,186	$16,673
Adjusted for:
Third-party refinery sales	(2,601)	(1,476)
Total revenue, adjusted	$17,585	$15,197

Delta Air Lines, Inc. | September 2026 Form 10-Q	30

Item 2. MD&A - Supplemental Information

Operating expense, adjusted reconciliation
	Three Months Ended September 30,
(in millions)	2026	2025
Operating expense	$18,732	$14,989
Adjusted for:
Third-party refinery sales	(2,601)	(1,476)
MTM adjustments and settlements on hedges	(208)	(5)
Operating expense, adjusted	$15,924	$13,508

Fuel expense, adjusted reconciliation
			Average Price Per Gallon
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions, except per gallon data)	2026	2025	2026	2025
Total fuel expense	$4,351	$2,570	$3.80	$2.26
Adjusted for:
MTM adjustments and settlements on hedges	(208)	(5)	(0.18)	(0.01)
Total fuel expense, adjusted	$4,143	$2,565	$3.61	$2.25

			Average Price Per Gallon
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per gallon data)	2026	2025	2026	2025
Total fuel expense	$11,202	$7,439	$3.44	$2.31
Adjusted for:
MTM adjustments and settlements on hedges	(57)	19	(0.02)	0.01
Total fuel expense, adjusted	$11,144	$7,457	$3.42	$2.31

TRASM, adjusted reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
TRASM (cents)	25.46	¢	21.09	¢	24.56	¢	21.04	¢
Adjusted for:
Third-party refinery sales	(3.28)		(1.87)		(2.79)		(1.63)
TRASM, adjusted	22.18	¢	19.22	¢	21.77	¢	19.41	¢

CASM-Ex reconciliation
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
CASM (cents)	23.63	¢	18.96	¢	22.88	¢	19.11	¢
Adjusted for:
Aircraft fuel and related taxes	(5.49)		(3.25)		(4.93)		(3.30)
Third-party refinery sales	(3.28)		(1.87)		(2.79)		(1.63)
MRO expense	(0.34)		(0.27)		(0.38)		(0.26)
Profit sharing	(0.49)		(0.50)		(0.39)		(0.44)
CASM-Ex	14.03	¢	13.08	¢	14.39	¢	13.47	¢

Delta Air Lines, Inc. | September 2026 Form 10-Q	31

Item 2. MD&A - Supplemental Information
Free Cash Flow

The following table shows a reconciliation of net cash provided by operating activities and used in investing activities (GAAP measures) to free cash flow (a non-GAAP financial measure). We present free cash flow because management believes this metric is helpful to investors to evaluate the company's ability to generate cash that is available for use for debt service or general corporate initiatives. Adjustments include:

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

Free cash flow reconciliation
(in millions)	Three Months Ended September 30, 2026
Net cash provided by operating activities	$1,713
Net cash used in investing activities	(1,303)
Adjusted for:
Net cash flows related to certain airport construction projects and other	9
Strategic investments and related	45
Free cash flow	$463

Delta Air Lines, Inc. | September 2026 Form 10-Q	32

Item 3. Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to identify and disclose important information timely and effectively. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of September 30, 2026 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2026, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock we made during the September 2026 quarter. The table reflects shares withheld from employees to satisfy certain tax obligations due in connection with grants of stock under the Delta Air Lines, Inc. Performance Compensation Plan (the "Plan"). The Plan provides for the withholding of shares to satisfy tax obligations. It does not specify a maximum number of shares that can be withheld for this purpose. The shares of common stock withheld to satisfy tax withholding obligations may be deemed to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

In the June 2025 quarter, the Board of Directors authorized a $1.0 billion opportunistic share repurchase program open through June 30, 2028. No shares have been repurchased under this program through September 30, 2026.

Shares purchased / withheld from employee awards during the September 2026 quarter
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares That May Yet be Purchased Under the Plan
July 2026	18,242	$92.85	18,242	$1,000
August 2026	3,365	$87.89	3,365	$1,000
September 2026	6,732	$82.45	6,732	$1,000
Total	28,339		28,339

Delta Air Lines, Inc. | September 2026 Form 10-Q	33

ITEM 6. EXHIBITS

(a) Exhibits

3.1 (a)		Delta's Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on April 30, 2007).*

3.1 (b)		Amendment to Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on June 27, 2014).*

3.2		Delta's Bylaws (Filed as Exhibit 3.1 to Delta's Current Report on Form 8-K as filed on December 9, 2022).*

4.1		Description of Registrant's Securities (Filed as Exhibit 4.1 to Delta's Annual Report on Form 10-K for the year ended December 31, 2020).*

10.1 (a)
Supplemental Agreement No. 5, dated September 29, 2026, to Purchase Agreement No. PA-04696, dated July 18, 2022, between The Boeing Company and Delta Air Lines, Inc. relating to Boeing Model 737-10 Aircraft ("Supplemental Agreement No. 5").**

10.1 (b)		Letter Agreements, dated September 29, 2026, relating to Supplemental Agreement No. 5.**

15		Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1		Certification by Delta's Chief Executive Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026.

31.2		Certification by Delta's Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026.

32
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Delta's Chief Executive Officer and Chief Financial Officer with respect to Delta's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026.

101.INS		Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

	*	Incorporated by reference.

	**	Portions of this exhibit have been omitted as confidential information.

Delta Air Lines, Inc. | September 2026 Form 10-Q	34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Air Lines, Inc.
(Registrant)

/s/ Julia A. McConnell
Julia A. McConnell
Senior Vice President - Controller and Chief Accounting Officer
(Principal Accounting Officer)
October 9, 2026

Delta Air Lines, Inc. | September 2026 Form 10-Q	35